Form 10-Q
period 2015-06-30
Community Healthcare Trust Inc
filed 2015-08-13
CIK 1631569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37401

Community Healthcare Trust Incorporated
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	46-5212033 (I.R.S. Employer Identification No.)
354 Cool Springs Blvd.
Suite 106
Franklin, Tennessee 37067
(Address of Principal Executive Offices) (Zip Code)
(615) 771-3052
(Registrant’s Telephone Number, Including Area Code)
Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐     No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐     No  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

The Registrant had 7,596,940 shares of Common Stock, $0.01 par value per share, outstanding as of August 12, 2015.

EXPLANATORY NOTE

The registrant has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months but was not subject to such filing requirements for the past 90 days.

COMMUNITY HEALTHCARE TRUST INCORPORATED
FORM 10-Q
June 30, 2015

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	June 30, 2015	December 31, 2014
ASSETS
Real estate properties:
Land	$9,357	$—
Buildings, improvements, and lease intangibles	78,349	—
Total real estate properties	87,706	—
Less accumulated depreciation	(577)	—
Total real estate properties, net	87,129	—
Cash and cash equivalents	39,552	2
Other assets	1,139	—
Total assets	$127,820	$2

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Revolving credit facility	$—	$—
Accounts payable and accrued liabilities	1,098	—
Other liabilities	687	—
Total liabilities	1,785	—

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 450,000,000 shares authorized; 7,596,940 and 200,000 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	76	2
Additional paid-in capital	127,468	—
Cumulative net income (deficit)	(1,509)	—
Cumulative dividends	—	—
Total stockholders’ equity	126,035	2
Total liabilities and stockholders' equity	$127,820	$2

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND THE THREE MONTHS ENDED JUNE 30, 2014 AND FOR THE PERIOD FROM MARCH 28, 2014 (INCEPTION) THROUGH
JUNE 30, 2014
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended	For the Period March 28, 2014(inception) through
	2015	2014	June 30, 2015	June 30, 2014
REVENUES
Rental income	$729	$—	$729	$—
Tenant reimbursements	107	—	107	—
	836	—	836	—

EXPENSES
Property operating	138	—	138	—
General and administrative	1,603	—	1,603	—
Depreciation and amortization	577	—	577	—
	2,318	—	2,318	—
OTHER INCOME (EXPENSE)
Interest expense	(41)	—	(41)	—
Interest and other income, net	14	—	14	—
	(27)	—	(27)	—
NET LOSS AND COMPREHENSIVE LOSS	$(1,509)	$—	$(1,509)	$—

LOSS PER COMMON SHARE:
Net loss per common share – Basic	$(0.42)	$—	$(0.80)	$—
Net loss per common share – Diluted	$(0.42)	$—	$(0.80)	$—
WEIGHTED AVERAGE COMMON SHARE OUTSTANDING-BASIC	3,574,392	200,000	1,896,518	200,000
WEIGHTED AVERAGE COMMON SHARE OUTSTANDING-DILUTED	3,574,392	200,000	1,896,518	200,000
DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$—	$—	$—	$—

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Preferred Stock	Common Stock	Additional Paid in Capital	Cumulative Net Income (Deficit)	Cumulative Dividends	Total Equity
Balance at December 31, 2014 and March 31, 2015	$—	$2	$—	$—	$—	$2
Issuance of common stock	—	73	127,443	—	—	127,516
Stock-based compensation	—	1	25	—	—	26
Net income	—	—	—	(1,509)	—	(1,509)
Balance at June 30, 2015	$—	$76	$127,468	$(1,509)	$—	$126,035

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended June 30, 2015	For the Period March 28, 2014 (inception) through June 30, 2014

OPERATING ACTIVITIES
Net loss	$(1,509)	$—
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	597	—
Stock-based compensation	26	—
Straight-line rent receivable	(14)	—
Changes in operating assets and liabilities:
Other assets	(198)	—
Accounts payable and accrued liabilities	701	—
Other liabilities	164	—
Net cash used in operating activities	(233)	—

INVESTING ACTIVITIES
Acquisitions of real estate	(86,860)	—
Net cash used in investing activities	(86,860)	—

FINANCING ACTIVITIES
Net proceeds from issuance of common stock	127,516	2
Debt issuance costs	(873)	—
Net cash provided by financing activities	126,643	2
Increase in cash and cash equivalents	$39,550	$2
Cash and cash equivalents, beginning of period	2	—
Cash and cash equivalents, end of period	$39,552	$2

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)
(Dollars in thousands, except per share amounts, and unless otherwise noted)

Note 1—Summary of Significant Accounting Policies

Business Overview

Community Healthcare Trust Incorporated (the ‘‘Company’’, ‘‘we’’, ‘‘our’’) was organized in the state of Maryland on March 28, 2014. The Company is a fully-integrated healthcare real estate company that owns and acquires real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers in non-urban markets. The Company conducts its business through an UPREIT structure in which its properties are owned by its operating partnership, either directly or through subsidiaries. The Company is the sole general partner, owning 100% of the OP units. In May 2015, the Company completed its initial public offering, issuing 7,311,183 shares of common stock for approximately $127.5 million in net proceeds. Subsequent to the offering, the Company began investing the net proceeds received in real estate properties. At June 30, 2015, the Company had real estate property investments of approximately $87.7 million in 29 real estate properties, located in 14 states, totaling approximately 471,000 square feet.

Basis of Presentation

The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. All material intercompany transactions and balances have been eliminated in consolidation.

This interim financial information should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and in the Company’s final prospectus (“Prospectus”) for the Company’s initial public offering, filed with the Securities and Exchange Commission on May 26, 2015 pursuant to Rule 424(b)(4). Management believes that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2015.

Jumpstart Our Business Startups Act of 2012

The JOBS Act permits the Company, as an ‘‘emerging growth company,’’ to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. Management has elected to ‘‘opt out’’ of this provision and, as a result, will be required to comply with new or revised accounting standards as required when they are adopted. The decision to opt out of the extended transition period under the JOBS Act is irrevocable.

Use of Estimates in the Condensed Consolidated Financial Statements

Preparation of the Condensed Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates.

Notes to Condensed Consolidated Financial Statements - Continued

Segment Reporting

The Company acquires and owns healthcare-related real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers in non-urban markets. The Company is managed as one reporting unit, rather than multiple reporting units, for internal reporting purposes and for internal decision-making. Therefore, the Company discloses its operating results in a single segment.

Cash and Cash Equivalents

Cash and cash equivalents includes short-term investments with original maturities of three months or less when purchased.

Real Estate Properties

Real estate properties are recorded at cost or at fair value if acquired in a transaction that is a business combination under Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Cost or fair value at the time of acquisition is allocated between land, buildings, tenant improvements, lease and other intangibles, and personal property, as applicable.

Depreciation and amortization of real estate assets and liabilities in place as of June 30, 2015, is recognized on a straight-line basis over the estimated useful life of the asset. The estimated useful lives at June 30, 2015 are as follows:

Buildings and improvements	30 years
Lease intangibles	7 months to 7.8 years

Accounting for Acquisitions of Real Estate Properties

Real estate properties are recorded at cost or, if acquired through business combination, at fair value. Costs at the time of acquisition, including closing costs, are allocated among land, building, and personal property. In a business combination, we estimate the fair value of acquired tangible assets (consisting of land, building, and improvements) and identified intangible assets and liabilities (consisting of above- and below-market leases, in-place leases, and tenant relationships) based on the evaluation of information and estimates available at that date in accordance with the provisions of ASC 805, Business Combinations, and we allocate the purchase price based on these assessments. We make estimates of the fair value of the tangible and intangible assets and acquired liabilities using information obtained from multiple sources as a result of pre-acquisition due diligence, tax records, and other sources. Based on these estimates, we recognize the acquired assets and liabilities at their estimated fair values. Initial valuations are subject to change until the information is finalized, no later than 12 months from the acquisition date. We expense transaction costs associated with business combinations in the period incurred. In accordance with ASC 805, the fair value of tangible property assets acquired considers the value of the property as if vacant determined by comparable sales and other relevant data. The determination of fair value involves the use of significant judgment and estimation. We determine the value of land either based on real estate tax assessed values, internal analysis of recently acquired and existing comparable properties within our portfolio, or third party appraisals.

In recognizing identified intangible assets and liabilities of an acquired property, the value of above-or-below market leases is estimated based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between contractual amounts to be received pursuant to the leases and management’s estimate of market lease rates measured over a period equal to the estimated remaining term of the lease. In the case of a below-market lease, the Company would also evaluate any renewal options associated with that lease to determine if the intangible should include those periods. The capitalized above-market or below-market lease intangibles are amortized as a reduction or addition to rental income over the estimated remaining term of the respective leases.

Notes to Condensed Consolidated Financial Statements - Continued

In determining the value of in-place leases and tenant relationships, management considers current market conditions and costs to execute similar leases in arriving at an estimate of the carrying costs during the expected lease-up period from vacant to existing occupancy. In estimating carrying costs, management includes real estate taxes, insurance, other property operating expenses, estimates of lost rental revenue during the expected lease-up periods, and costs to execute similar leases, including leasing commissions. The values assigned to in-place leases and tenant relationships are amortized over the estimated remaining term of the lease. If a lease terminates prior to its scheduled expiration, all unamortized costs related to that lease are written off.

Asset Impairments

The Company may need to assess the potential for impairment of identifiable, definite-lived, intangible assets and long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicates that the carrying value might not be fully recoverable. Indicators of impairment may include significant under-performance of an asset relative to historical or expected operating results; significant changes in the Company’s use of assets or the strategy for its overall business; plans to sell an asset before its depreciable life has ended; the expiration of a significant portion of leases in a property; or significant negative economic trends or negative industry trends for the Company or its operators. In addition, the Company’s review for possible impairment may include those assets subject to purchase options and those impacted by casualties, such as tornadoes and hurricanes. If management determines that the carrying value of the Company’s assets may not be fully recoverable based on the existence of any of the factors above, or others, management would measure and record an impairment charge based on the estimated fair value of the property or the estimated fair value less costs to sell the property.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. In calculating fair value, a company must maximize the use of observable market inputs, minimize the use of unobservable market inputs and disclose in the form of an outlined hierarchy the details of such fair value measurements.

A hierarchy of valuation techniques is defined to determine whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These inputs have created the following fair value hierarchy:

•	Level 1 – quoted prices for identical instruments in active markets.

•
Level 2 – quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3 – fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
Executed purchase and sale agreements, that are binding agreements, are categorized as level one inputs. Brokerage estimates, letters of intent, or unexecuted purchase and sale agreements are considered to be level three as they are non-binding in nature.

Lease Accounting

We, as lessor, make a determination with respect to each of our leases whether they should be accounted for as operating leases or capital leases. The classification criteria is based on estimates regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic useful life of the facilities, the existence of a bargain purchase option, and certain other terms in the lease agreements. We believe all of our leases should be accounted for as operating leases. Payments received under operating leases are accounted for in the consolidated statement of income as rental revenue for actual cash rent collected plus or minus a straight-line adjustment for estimated minimum lease escalators. Assets subject to operating leases are reported as real estate investments in the Condensed Consolidated Balance Sheet.

Notes to Condensed Consolidated Financial Statements - Continued

Substantially all of our leases contain fixed or formula-based rent escalators. To the extent that the escalator increases are tied to a fixed index or rate, lease payments are accounted for on a straight-line basis over the life of the lease.

Revenue Recognition

The Company recognizes rental revenue when it is realized or realizable and earned, in accordance with ASC 840, Leases. There are four criteria that must all be met before a Company may recognize revenue, including persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered (i.e., the tenant has taken possession of and controls the physical use of the leased asset), the price has been fixed or is determinable, and collectability is reasonably assured. ASC 840 also requires that rental revenue, less lease inducements, be recognized on a straight-line basis over the term of the lease. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue in amounts more or less than amounts currently due from tenants. If management determines that the collectability of straight-line rents is not reasonably assured, the amount of future revenue recognized may be limited to amounts contractually owed and, where appropriate, establish an allowance for estimated losses. Income received but not yet earned is deferred until such time it is earned. Deferred revenue, included in other liabilities on the Condensed Consolidated Balance Sheets, was approximately $165,000 and $0, respectively, at June 30, 2015 and December 31, 2014.

Allowance for Doubtful Accounts

Management monitors the aging and collectability of its accounts receivable balances on an ongoing basis. Whenever deterioration in the timeliness of payment from a tenant is noted, management investigates and determines the reason or reasons for the delay. Considering all information gathered, management’s judgment is exercised in determining whether a receivable is potentially uncollectible and, if so, how much or what percentage may be uncollectible. Among the factors management considers in determining collectability are: the type of contractual arrangement under which the receivable was recorded (e.g., triple net lease, gross lease, or some other type of agreement); the tenant’s reason for slow payment; industry influences under which the tenant operates; evidence of willingness and ability of the tenant to pay the receivable; credit-worthiness of the tenant; collateral, security deposit, letters of credit or other monies held as security; tenant’s historical payment pattern; other contractual agreements between the tenant and the Company; relationship between the tenant and the Company; the state in which the tenant operates; and the existence of a guarantor and the willingness and ability of the guarantor to pay the receivable. Considering these factors and others, management concludes whether all or some of the aged receivable balance is likely uncollectible. Upon determining that some portion of the receivable is likely uncollectible, the Company will record a provision for bad debts for the amount it expects will be uncollectible. When efforts to collect a receivable are exhausted, the receivable amount is charged off against the allowance. At June 30, 2015 and December 31, 2014, the Company had no provision for bad debts.

Stock-Based Compensation

We have adopted the 2014 Incentive Plan. The 2014 Incentive Plan is intended to attract and retain qualified persons upon whom, in large measure, our sustained progress, growth and profitability depend, to motivate the participants to achieve long-term company goals and to more closely align the participants’ interests with those of our other stockholders by providing them with a proprietary interest in our growth and performance. The two distinct programs under the 2014 Incentive Plan are the Alignment of Interest Program and the Officer Incentive Program. It is anticipated that our executive officers, officers, employees, consultants and non-employee directors will be eligible to participate in the 2014 Incentive Plan. Currently, only the Company’s officers and directors are participants in the 2014 Incentive Plan. The 2014 Incentive Plan currently reserves 7% of the Company’s outstanding common stock for issuance as awards. The 2014 Incentive Plan will be administered by the Company’s compensation committee, which will interpret the 2014 Incentive Plan and have broad discretion to select the eligible persons to whom awards will be granted, as well as the type, size and terms and conditions of each award, including the number of shares subject to awards and the expiration date of, and the vesting schedule or other restrictions (including, without limitation, restrictive covenants) applicable to, awards.

Notes to Condensed Consolidated Financial Statements - Continued

Organization and Offering Costs

Some of the costs related to the Company’s organization, its initial public offering and due diligence related to the initial properties acquired by the Company were incurred by Athena Funding Partners (“AFP”), which is substantially owned and controlled by Timothy G. Wallace, the Company’s Chairman, Chief Executive Officer and President. The Company entered into a formation services agreement with AFP, on April 1, 2014, pursuant to which the Company agreed to reimburse the actual costs incurred by AFP only upon the successful completion of the initial public offering. The costs related to the activities prior to the offering were undertaken by AFP on the Company’s behalf, including the Company’s organization, negotiating the property acquisitions, performing due diligence related to the initial properties, performing corporate work in contemplation of the offering and preparing the Prospectus. Costs incurred include expenses such as legal and accounting fees, certain costs related to performing property due diligence, certain property related costs, travel, overhead, office supplies and office rent. The Company has reimbursed AFP approximately $170,000 as of June 30, 2015 and anticipates reimbursements of approximately $255,000 during the third quarter of 2015. AFP will receive no further compensation for providing such services and funding such costs.

Organization costs incurred by the Company were expensed. Offering costs incurred were recorded in stockholders’ equity as a reduction to additional paid-in capital.

Intangible Assets

Intangible assets with indefinite lives are not amortized, but are tested at least annually for impairment. Intangible assets with finite lives are amortized over their respective lives to their estimated residual values and are reviewed for impairment only when impairment indicators are present.

Identifiable intangible assets of the Company are generally comprised of in-place lease intangible assets and deferred financing costs. In-place lease intangible assets are amortized on a straight-line basis over the applicable lives of the assets. Deferred financing costs are amortized over the term of the related credit facility or other debt instrument under the straight-line method, which approximates amortization under the effective interest method.

Contingent Liabilities

From time to time, the Company may be subject to loss contingencies arising from legal proceedings and similar matters. Additionally, while the Company maintains comprehensive liability and property insurance with respect to each of its properties, the Company may be exposed to unforeseen losses related to uninsured or under-insured damages.

Management will monitor any matter that may present a contingent liability, and, on a quarterly basis, will review any reserves and accruals relating to the liabilities, adjusting provisions as necessary in view of changes in available information. Liabilities for contingencies are first recorded when a loss is determined to be both probable and can be reasonably estimated. Changes in estimates regarding the exposure to a contingent loss will be reflected as adjustments to the related liability in the periods when they occur and will be disclosed in the notes to the condensed consolidated financial statements.

Federal Income Taxes

No provision has been made for federal income taxes. The Company intends at all times to qualify as a real estate investment trust (“REIT”) under Sections 856 and 860 of the Internal Revenue Code of 1986, as amended. The Company must distribute at least 90% per annum of its REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles) and meet other requirements to continue to qualify as a real estate investment trust.

Notes to Condensed Consolidated Financial Statements - Continued

State Income Taxes

The Company must pay certain state income taxes which will generally be included in general and administrative expense on the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss).

Sales and Use Taxes

The Company must pay sales and use taxes to certain state tax authorities based on rent collected from tenants in properties located in those states. The Company is generally reimbursed for those taxes by those tenants. The Company accounts for the payments to the taxing authority and subsequent reimbursement from the tenant on a net basis, included in revenues on the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss).

Concentration of Credit Risks

Our credit risks primarily relate to cash and cash equivalents. Cash and cash equivalents are primarily held in bank accounts and overnight investments. We maintain our bank deposit accounts with large financial institutions in amounts that often exceed federally-insured limits. We have not experienced any losses in such accounts.

Earnings per Share

Basic earnings per common share is calculated using weighted average shares outstanding less issued and outstanding non-vested shares of common stock. Diluted earnings per common share is calculated using weighted average shares outstanding plus the dilutive effect of the non-vested shares of common stock using the treasury stock method and the average stock price during the period.

New Accounting Pronouncements

Accounting Standards Update No. 2015-03
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This standard requires debt issuance costs to be reported in the balance sheet as a direct reduction from the face amount of the note in which it is directly related.

This standard is effective for the Company beginning on January 1, 2016 with early adoption permitted, on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, the Company is required to comply with the applicable disclosures for a change in an accounting principle. The Company does not expect the adoption of this standard to have a material impact on the Company's consolidated financial position or cash flows.

Accounting Standards Update No. 2014-08
In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This standard changes the requirements for reporting discontinued operations by raising the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations, and certain other disposals that do not meet the definition of a discontinued operation. The standard limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results.

This standard is effective for companies on a prospective basis for annual periods beginning on January 1, 2015 and interim periods within that year. Early adoption was permitted but only for disposals (or classifications as held for sale) that had not been reported in financial statements previously issued. The Company adopted this standard in the first quarter of 2015 which did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Notes to Condensed Consolidated Financial Statements - Continued

Accounting Standards Update No. 2014-09
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers", a comprehensive new revenue recognition standard that supersedes most existing revenue recognition guidance, including sales of real estate. This standard's core principle is that a company will recognize revenue when it transfers goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods and services. However, leasing contracts, representing the major source of the Company's revenues, are not within the scope of the new standard and will continue to be accounted for under existing standards.

This new standard is effective for the Company for annual and interim periods beginning on January 1, 2018 with early adoption prohibited. The Company has not yet determined the effects on the consolidated financial statements and related notes resulting from the adoption of this new standard.

Note 2—Real Estate Properties

At June 30, 2015, the Company had real estate property investments of approximately $87.7 million in 29 real estate properties, located in 14 states, totaling approximately 471,000 square feet.

(Dollars in thousands)	Number of Facilities	Land	Buildings, Improvements, and Lease Intangibles	Total	Accumulated Depreciation
Medical office:
Georgia	1	$366	$3,084	$3,450	$30
Kansas	2	1,379	10,497	11,876	110
Kentucky	1	484	4,116	4,600	—
Ohio	1	33	3,617	3,650	36
Texas	2	2,493	9,307	11,800	53
	7	4,755	30,621	35,376	229
Physician clinics:
Arizona	1	41	1,594	1,635	16
Florida	3	—	5,797	5,797	16
Kansas	2	1,247	8,081	9,328	49
Pennsylvania	1	330	2,770	3,100	44
Virginia	1	110	1,265	1,375	10
Wisconsin	1	412	2,588	3,000	20
	9	2,140	22,095	24,235	155
Ambulatory surgery centers:
Arizona	1	227	2,473	2,700	19
Ohio	1	188	1,382	1,570	19
South Carolina	1	315	1,885	2,200	31
Texas	1	528	4,072	4,600	30
	4	1,258	9,812	11,070	99
Dialysis clinics:
Colorado	1	259	2,791	3,050	18
Georgia	1	62	1,038	1,100	9
Kentucky	1	193	3,407	3,600	—
Ohio	1	66	1,184	1,250	11
Tennessee	1	28	572	600	3
Texas	1	181	2,444	2,625	12
	6	789	11,436	12,225	53
Oncology centers:
Alabama	3	415	4,385	4,800	41
	3	415	4,385	4,800	41
Total real estate properties	29	$9,357	$78,349	$87,706	$577

Notes to Condensed Consolidated Financial Statements - Continued

Note 3—Real Estate Leases

The Company’s properties are generally leased pursuant to non-cancelable, fixed-term operating with expiration dates through 2030. The Company’s leases generally require the lessee to pay minimum rent, with fixed rent renewal terms or increases based on a Consumer Price Index and additional rent, which may include taxes (including property tax), insurance, maintenance and other operating costs associated with the leased property.

Future minimum lease payments under the non-cancelable operating leases due the Company for the years ending December 31, as of June 30, 2015 are as follows (in thousands):

2015 (six months ending December 31,)	$4,578
2016	8,384
2017	6,572
2018	4,879
2019	2,567
2020 and thereafter	8,936
$35,916

Note 4—Property Acquisitions

During the second quarter of 2015, the Company acquired 29 real estate properties totaling approximately 471,000 square feet for an aggregate purchase price of approximately $87.5 million, including cash consideration of approximately $87.0 million. Upon acquisition, the properties were approximately 92.0% leased in the aggregate with lease expirations ranging from 2015 through 2030.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the property acquisitions during the second quarter of 2015. These initial valuations are preliminary with the expectation that any changes will be finalized no later than 12 months from the date of the acquisition.

	Estimated Fair Value	Estimated Useful Life
	(In thousands)	(In years)
Land	$9,357	-
Buildings	62,736	30
Intangibles:
At-market lease intangibles	15,613	0.6 - 7.8
Above-market lease intangibles	65	2.6
Below-market lease intangibles	(290)	6.1
Total intangibles	15,388
Accounts receivable and other assets assumed	13
Accounts payable, accrued liabilities and other liabilities assumed (1)	(634)
Prorated rent and operating expense reimbursement amounts collected	(464)
Expenses paid, including closing costs	612
Total cash consideration	$87,008
(1) Includes security deposits received, property taxes payable prior to the acquisition, and a tenant improvement allowance.

Notes to Condensed Consolidated Financial Statements - Continued

Note 5— Revolving Credit Facility

On June 3, 2015, the Company entered into a $75.0 million syndicated senior revolving credit facility (the “Credit Facility”) that matures on June 3, 2018 with two options to extend the facility, subject to the satisfaction of certain conditions, for an additional year each for an extension fee of 0.25% of the aggregate commitments. The Credit Facility also includes an accordion feature that provides the Company with additional capacity, subject to the satisfaction of customary terms and conditions, including obtaining additional commitments from lenders, of up to $125.0 million, for a total facility size of up to $200.0 million. The Company’s material subsidiaries are guarantors of the obligations under the Credit Facility. The amount available for the Company to borrow from time to time under the Credit Facility is limited according to a borrowing base valuation of certain unencumbered properties owned by subsidiaries of our operating partnership that guarantee the facility.

Amounts outstanding under the Credit Facility bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 2.50% to 3.00% or (ii) a base rate plus 1.50% to 2.00%, in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.25% of the amount of the unused portion of the Credit Facility if amounts borrowed are greater than 50% of the borrowing capacity under the Credit Facility and 0.35% of the unused portion of the Credit Facility if amounts borrowed are less than or equal to 50% of the borrowing capacity under the Credit Facility. At June 30, 2015, the Company had not borrowed under the Credit Facility.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants.

Note 6—Stockholders’ Equity

Common Stock

The following table provides a reconciliation of the beginning and ending common stock balances for the six months ended June 30, 2015 and for the period March 28, 2014 (inception) through December 31, 2014:

	Six Months Ended June 30, 2015	For the Period March 28, 2014 (inception) through December 31, 2014
Balance, beginning of period	200,000	—
Issuance of common stock	7,311,183	200,000
Restricted stock-based awards	85,757	—
Balance, end of period	7,596,940	200,000

Equity Offerings

On May 27, 2015, the Company completed its initial public offering of 7,187,500 shares of its common stock, par value $0.01 per share, at a public offering price of $19.00 per share, which includes 937,500 shares of common stock issued in connection with the exercise in full of the underwriters’ option to purchase additional shares. The Company received net proceeds of approximately $125.2 million from the offering.

In addition, on May 27, 2015, 123,683 shares of common stock, par value $0.01 per share, were issued in concurrent private placements to certain directors and officers of the Company. The Company received approximately $2.3 million in net proceeds from the concurrent private placements. The offer and sale of these private placement shares

Notes to Condensed Consolidated Financial Statements - Continued

was not registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act as such transactions did not involve a public offering of securities.

On March 31, 2014, the Company issued 200,000 shares of common stock to its officers as founder's shares in connection with the formation of the Company.

Note 7—Loss Per Common Share

The following table sets forth the computation of basic and diluted loss per common share.

	Three Months Ended June 30,		Six Months Ended	For the Period March 28, 2014(inception) through
(Dollars in thousands, except per share data)	2015	2014	June 30, 2015	June 30, 2014
Net loss	$(1,509)	$—	$(1,509)	$—

Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	3,606,433	200,000	1,912,627	200,000
Unvested restricted stock	(32,041)	—	(16,109)	—
Weighted average Common Shares outstanding–Basic	3,574,392	200,000	1,896,518	200,000
Weighted average Common Shares–Basic	3,574,392	200,000	1,896,518	200,000
Dilutive effect of restricted stock	—	—	—	—
Weighted average Common Shares outstanding –Diluted	3,574,392	200,000	1,896,518	200,000

Basic Loss per Common Share	$(0.42)	$—	$(0.80)	$—

Diluted Loss per Common Share	$(0.42)	$—	$(0.80)	$—

The dilutive effect of 11,003 and 26,935 shares of restricted common stock, respectively, were excluded from the calculation of diluted loss per common share for the three and six months ended June 30, 2015, because the effect was anti-dilutive due to the net loss incurred in those periods.

Note 8—Incentive Plan

The Company has adopted the 2014 Incentive Plan under which awards may be made in the form of restricted stock or cash. On May 28, 2015, the Company granted 69,125 shares of restricted common stock to its officers, in lieu of salary, that will cliff vest in eight years. On May 28, 2015, the Company also granted its directors 5,264 shares of restricted common stock upon completion of the initial public offering and granted 11,368 shares of restricted common stock to its directors, in lieu of director fees, which will cliff vest in three years.

Note 9-Related Party Transactions

Concurrent Private Placements

Concurrently with the completion of the Company’s initial public offering, Timothy G. Wallace, our Chairman, Chief Executive Officer and President, and certain of our officers and directors acquired common stock through concurrent private placements at a price per share equal to the initial public offering price. See Note 6 for further details.

Notes to Condensed Consolidated Financial Statements - Continued

Reimbursement of Costs to AFP

AFP, which is substantially owned and controlled by Timothy G. Wallace, the Company’s Chairman, Chief Executive Officer and President, advanced or incurred on the Company’s behalf costs related to the activities prior to the offering, including the Company’s organization, negotiating the property acquisitions, performing due diligence related to the initial properties, performing corporate work in contemplation of the offering and preparing the prospectus. Costs incurred include expenses such as legal and accounting fees, certain costs related to performing property due diligence, certain property related costs, travel, overhead, office supplies and office rent.
On April 1, 2014, the Company entered into a formation services agreement with AFP pursuant to which the Company agreed to reimburse the actual costs incurred by AFP only upon the successful completion of the initial public offering.

During the second quarter of 2015, the Company reimbursed AFP approximately $170,000 and will reimburse approximately $255,000 in the third quarter of 2015. AFP will receive no further compensation for providing such services and funding such costs.

Note 10—Subsequent Events

Property Acquisition

On July 1, 2015, the Company acquired a 54,000 square foot medical office building in Bourbonnais, Illinois for a purchase price of approximately $9.0 million. Upon acquisition, the property was approximately 92% leased with lease expiration dates through 2020. This acquisition was part of the initial properties disclosed in its Prospectus.

Dividend Declared
On August 6, 2015, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.142 per share, which is prorated from the closing of the Company’s initial public offering on May 27, 2015 through the end of the quarter on June 30, 2015. The dividend is payable on September 3, 2015 to stockholders of record on August 20, 2015.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

This report and other materials the Company has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by management of the Company, contain, or will contain, disclosures that are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “target,” “intend,” “plan,” “estimate,” “project,” “continue,” “should,” “could” and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties, including the risks described below under "Item 1A. Risk Factors: and in the Prospectus and of which could significantly affect the Company’s current plans and expectations and future financial condition and results.

Any forward-looking statements made by us speaks only of the date on which we make it. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. Stockholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in the Company’s filings and reports.

The purpose of this Management's Discussion and Analysis ("MD&A") is to provide an understanding of the Company's consolidated financial condition, results of operations and cash. MD&A is provided as a supplement to, and should be read in conjunction with, the Company's Condensed Consolidated Financial Statements and accompanying notes.

Overview

References such as ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ and ‘‘the Company’’ mean Community Healthcare Trust Incorporated, a Maryland corporation, and its consolidated subsidiaries, including Community Healthcare OP, LP, a Delaware limited partnership of which we are the sole general partner.

We were organized in the state of Maryland on March 28, 2014. We are a self-administered, self-managed healthcare real estate investment trust, or REIT, that will acquire and own properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers in non-urban markets. The Company conducts its business through an UPREIT structure in which its properties are owned by its operating partnership, either directly or through subsidiaries. The Company is the sole general partner, owning 100% of the OP units.

Initial public offering

On May 27, 2015, the Company completed its initial public offering of 7,187,500 shares of its common stock, par value $0.01 per share, at a public offering price of $19.00 per share, which includes 937,500 shares of common stock issued in connection with the exercise in full of the underwriters’ option to purchase additional shares. The Company received net proceeds of approximately $125.2 million from the offering. In addition, on May 27, 2015, 123,683 shares of common stock, par value $0.01 per share, were issued in concurrent private placements to certain directors and officers of the Company. The Company received approximately $2.3 million in net proceeds from the concurrent private placements.

Properties

Upon completion of its initial public offering, the Company began acquiring the initial properties disclosed in its final prospectus (“Prospectus”), filed with the Securities and Exchange Commission on May 26, 2015 pursuant to Rule 424(b)(4). At June 30, 2015, the Company had invested in real estate properties of approximately $87.7 million in 29 real estate properties, located in 14 states, totaling approximately 471,000 square feet. Also, in July 2015, the Company acquired a 54,000 square foot property for a purchase price of approximately $9.0 million, which was also disclosed in its Prospectus. See Notes 2 and 10 to the Condensed Consolidated Financial Statements for more details on these properties.

Trends and Matters Impacting Operating Results

Management will monitor factors and trends that it believes are important to the Company and the REIT industry in order to gauge their potential impact on the operations of the Company. Certain of the factors and trends that management believes may impact the operations of the Company are discussed below.

Acquisitions

Through July 31, 2015, the Company had acquired 30 properties, totaling approximately 525,000 square feet, for aggregate cash consideration of approximately $95.9 million. Upon acquisition, the properties were approximately 92% leased in the aggregate with expirations ranging from 2015 through 2030.

Contractual Obligations

The Company’s material contractual obligations at June 30, 2015 are included in the table below. At June 30, 2015, the Company had no long-term capital lease or purchase obligations.

(Dollars in thousands)	Total	Remainder of 2015	2016
Revolving credit facility (1)	$395	$132	$263
Tenant improvement allowances (2)	—	—	—
	$395	$132	$263
____________
(1)The amounts shown include the unused fee interest assuming the credit facility remains at $0 through its maturity.
(2)During the second quarter of 2015, relating to its acquisitions, the Company assumed an obligation of approximately $0.1 million for a tenant improvement allowance relating to one tenant whose lease matures in 2020. Since the timing of when, or if, the Company will be required to fund its obligation is not known at June 30, 2015, the Company has not included it on the contractual obligation table above.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, except for the obligation to repay certain expenses of AFP incurred in connection with the Company’s initial public offering.

Inflation

We believe inflation will have a minimal impact on the operating performance of our properties. Many of our lease agreements contain provisions designed to mitigate the adverse impact of inflation. These provisions include clauses that enable us to receive payment of increased rent pursuant to escalation clauses which generally increase rental rates during the terms of the leases. These escalation clauses often provide for fixed rent increases or indexed escalations (based upon CPI or other measures). However, some of these contractual rent increases may be less than the actual rate of inflation. Generally, our lease agreements require the tenant to pay property operating expenses, including maintenance costs, real estate taxes and insurance. This requirement reduces our exposure to increases in these costs and property operating expenses resulting from inflation.

Seasonality

We do not expect our business to be subject to material seasonal fluctuations.

New Accounting Pronouncements

See Note 1 to the Company’s Condensed Consolidated Financial Statements accompanying this report for information on new accounting standards not yet adopted.

Results of Operations

The Company had no results of operations prior to the completion of the Company’s initial public offering on May 27, 2015. Upon the completion of the offering, during the second quarter of 2015, the Company acquired 29 properties, entered into a $75.0 million revolving credit facility, signed three-year employment agreements with its executive officers and signed one-year employment agreements with its other five officers and began incurring certain other expenses, including general and administrative expenses. During the initial term of each officer’s employment agreement, each officer has agreed to take 100% of their salary, bonus and long-term incentive, as applicable, in the form of restricted stock, which is subject to eight-year cliff vesting. As such, the Company will incur expenses related to the amortization of the restricted stock for those periods, but will not incur cash salary expense for those officers.

Revenues

Our revenues for the three and six months ended June 30, 2015 represented income generated from the 29 properties that we acquired during the second quarter of 2015. Revenues included contractual rents due under the leases with our tenants, estimated operating expense recoveries, as well as straight-line rent adjustments. In the second quarter of 2015, we recognized straight-line rent of approximately $14,000, which is included in rental income on the Company’s Condensed Consolidated Financial Statements.

Property operating expenses

Property operating expenses for the three and six months ended June 30, 2015 included expenses incurred related to the 29 properties that we acquired during the second quarter of 2015. Property operating expenses generally include real estate taxes and insurance, utilities, repairs and maintenance and other operating expenses of the properties.

General and administrative expenses

General and administrative expenses for the three and six months ended June 30, 2015 generally included legal, regulatory, accounting and other closing expenses totaling approximately $1.5 million related to the Company’s initial public offering and acquisition of 29 properties during the second quarter of 2015.

Interest expense

Interest expense for the three and six months ended June 30, 2015 included accrued unused fees due on the revolving credit facility and amortization of deferred financing costs related to the revolving credit facility.

Depreciation and amortization expense

Depreciation and amortization expense for the three and six months ended June 30, 2015 included depreciation on buildings and improvements, as well as amortization of intangible assets resulting from the acquisition of the 29 properties acquired during the second quarter of 2015.

Liquidity and Capital Resources

Sources and Uses of Cash

On May 27, 2015, the Company completed its initial public offering of 7,187,500 shares of its common stock, par value $0.01 per share, at a public offering price of $19.00 per share, which includes 937,500 shares of common stock issued in connection with the exercise in full of the underwriters’ option to purchase additional shares. The Company received net proceeds of approximately $125.2 million from the offering. In addition, 123,683 shares of common stock, par value $0.01 per share, were issued in concurrent private placements to certain directors and officers of the Company. The Company received approximately $2.3 million in net proceeds from the concurrent private placements.

On June 3, 2015, the Company entered into a $75.0 million syndicated senior revolving credit facility (the “Credit Facility”) that matures on June 3, 2018 with two options to extend the facility, subject to the satisfaction of certain conditions, for an additional year each for an extension fee of 0.25% of the aggregate commitments. The Credit Facility also includes an accordion feature that provides the Company with additional capacity, subject to the satisfaction of customary terms and conditions, including obtaining additional commitments from lenders, of up to $125.0 million, for a total facility size of up to $200.0 million. The Company’s material subsidiaries are guarantors of the obligations under the Credit Facility. The amount available for the Company to borrow from time to time under the Credit Facility is limited according to a borrowing base valuation of certain unencumbered properties owned by subsidiaries of our operating partnership that guarantee the facility.

Amounts outstanding under the Credit Facility bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 2.50% to 3.00% or (ii) a base rate plus 1.50% to 2.00%, in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.25% of the amount of the unused portion of the Credit Facility if amounts borrowed are greater than 50% of the borrowing capacity under the Credit Facility and 0.35% of the unused portion of the Credit Facility if amounts borrowed are less than or equal to 50% of the borrowing capacity under the Credit Facility. At June 30, 2015, the Company had not borrowed under the Credit Facility.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants.

Through June 30, 2015, the Company acquired 29 of the 35 initial properties disclosed in the Prospectus, for an aggregate purchase price of approximately $87.5 million, including aggregate cash consideration of approximately $87.0 million, and acquired an additional initial property in July 2015 for a purchase price of approximately $9.0 million, including cash consideration of approximately $8.9 million. These acquisitions were funded from the net proceeds received from the Company’s initial public offering and concurrent private placements. See Notes 4 and 10 to the Condensed Consolidated Financial Statements for more details on these acquisitions.

The Company has not acquired five of the initial properties disclosed in the Prospectus. The Company will not acquire two of the initial properties disclosed in the Prospectus because the sellers and/or tenants were not able to fulfill their financial responsibilities to the Company related to its acquisition of those properties. The Company has taken the position related to the remaining three initial properties that it needs to have better visibility related to lease expirations occurring during 2016 and has chosen not to close on those three properties until it receives such visibility.

The Company’s revenues are derived from its real estate properties based on contractual arrangements with its tenants. These revenues, as well as future debt and equity offerings and borrowings under its Credit Facility. will be the Company’s primary sources of liquidity to fund future acquisitions, pay dividends and operating expenses, including general and administrative expenses, interest incurred on debt, and other expenses incurred in connection with managing its real estate portfolio.

The Company expects to meet it liquidity needs through cash on hand, cash flows from operations and cash flows from sources discussed above. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.

Financing Activities

Cash flows provided by financing activities for the six months ended June 30, 2015 and 2014 were approximately $126.6 million and $2,000, respectively. During the second quarter of 2015, the Company completed its initial public offering and concurrently issued common stock in private placements and received net proceeds of approximately $127.5 million. See Note 6 to the Condensed Consolidated Financial Statements for more details. During the first quarter of 2014, the Company issued 200,000 shares of common stock to its officers in connection with the formation of the Company for net proceeds of approximately $2,000.

Investing Activities

Cash flows used in investing activities for the six months ended June 30, 2015 and 2014 were approximately $86.9 million and $0, respectively. Subsequent to the Company’s initial public offering, the Company acquired 29 properties for aggregate cash consideration of approximately $87.0 million. There were no investing activities in 2014.

Operating Activities

Cash flows used in operating activities for the six months ended June 30, 2015 and 2014 were approximately $0.2 million and $0, respectively. Cash flows used in operating activities were generally provided by contractual rents, net of expenses, including costs related to the Company’s initial public offering and property acquisitions. There were no operating activities in 2014.

Security Deposits

As of June 30, 2015, the Company held approximately $111,000 in security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon the security deposits if there are any defaults under the leases.

Dividends

The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT.

The Company's board of directors declared a quarterly common stock dividend on August 6, 2015, payable on September 3, 2015 to stockholders of record on August 20, 2015. This dividend, in the amount of $0.142 per share, is for the period May 27, 2015, the date the Company completed its initial public offering, through June 30, 2015.

The ability of the Company to pay dividends is dependent upon its ability to generate cash flows and to make accretive new investments.

Funds from Operations

Funds from operations (“FFO”) and FFO per share are operating performance measures adopted by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”). NAREIT defines FFO as the most commonly accepted and reported measure of a REIT’s operating performance equal to “net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization related to real estate properties, and after adjustments for unconsolidated partnerships and joint ventures.”

Management believes that net income (loss), as defined by GAAP, is the most appropriate earnings measurement. However, management believes FFO and FFO per share to be supplemental measures of a REIT’s performance because they provide an understanding of the operating performance of the Company’s properties without giving effect to certain significant non-cash items, primarily depreciation and amortization expense. Historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time. However, real estate values instead have historically risen or fallen with market conditions. The Company believes that by excluding the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO and FFO per share can facilitate comparisons of operating performance between periods. The Company reports FFO and FFO per share because these measures are observed by management to also be the predominant measures used by the REIT industry and by industry analysts to evaluate REITs and because FFO per share is consistently reported, discussed, and compared by research analysts in their notes and publications about REITs. For these reasons, management has deemed it appropriate to disclose and discuss FFO and FFO per share. However, FFO does not represent cash generated from operating activities determined in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income attributable to common stockholders as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities as a measure of liquidity.

The table below reconciles FFO to net income attributable to common stockholders.

	Three Months Ended June 30,		Six Months Ended	For the Period March 28, 2014(inception) through
(Dollars in thousands, excepts per share amounts)	2015	2014	June 30, 2015	June 30, 2014
Net loss	$(1,509)	$—	(1,509)	$—
Real estate depreciation and amortization	577	—	577	—
Total adjustments	577	—	577	—
Funds from Operations	$(932)	$—	$(932)	$—
Funds from Operations per Common Share-Basic	$(0.26)	$0.00	$(0.49)	$0.00
Funds from Operations per Common Share-Diluted	$(0.26)	$0.00	$(0.49)	$0.00
Weighted Average Common Shares Outstanding-Basic	3,574,392	200,000	1,896,518	200,000
Weighted Average Common Shares Outstanding-Diluted	3,574,392	200,000	1,896,518	200,000

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We may use certain derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We will not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based on a notional amount of principal. Under the most common form of interest rate swap, known from our perspective as a floating-to-fixed interest rate swap, a series of floating, or variable, rate payments on a notional amount of principal is exchanged for a series of fixed interest rate payments on such notional amount. Though the Company had not engaged in hedging activities as of June 30, 2015, no assurance can be given that any future hedging activities by us will have the desired beneficial effect on our results of operations or financial condition.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on this evaluation, Company’s management has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files or submits under the Exchange Act.

Changes In Internal Control Over Financial Reporting

This quarterly report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company may, from time to time, be involved in litigation arising in the ordinary course of business or which may be expected to be covered by insurance. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, an investor should consider the risk factors included in its Registration Statement on Form S-11 (File No. 333-203210) previously filed pursuant to the Securities Act of 1933, as amended.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 27, 2015, 123,684 shares of common stock, par value $0.01 per share, were issued in concurrent private placements to certain directors and officers of the Company. The Company received approximately $2.3 million in net proceeds from the concurrent private placements. The offer and sale of these private placement shares was not registered under the Securities Act in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act as such transactions did not involve a public offering of securities. The proceeds of the concurrent private placements were used to acquire 29 properties for an aggregate purchase price of approximately $87.5 million, including aggregate cash consideration of approximately $87.0 million and an additional property in July 2015 for a purchase price of approximately $9.0 million, including cash consideration of approximately $8.9 million.

Use of Proceeds

On May 20, 2015, the SEC declared effective our Registration Statement on Form S-11 (File No. 333-203210) in connection with our initial public offering, pursuant to which we registered and sold 7,187,500 shares of its common stock, which includes 937,500 shares of common stock issued in connection with the exercise in full of the underwriters’ option to purchase additional shares, for an aggregate offering amount of $136.6 million. The offering was completed on May 27, 2015. The Company received net proceeds of approximately $125.2 million from the offering, after deducting underwriting discounts and commissions of approximately $9.6 million and offering expenses of approximately $1.6 million. Sandler O'Neill & Partners, L.P., Evercore Group L.L.C., and SunTrust Robinson Humphrey, Inc., are acting as joint book-running managers of the underwriters for the offering. Janney Montgomery Scott LLC, Oppenheimer & Co. Inc. and BB&T Capital Markets acted as co-lead managers for the offering.

Through July 31, 2015, the Company had used the net proceeds from the offering to acquire 30 properties, totaling approximately 525,000 square feet, for aggregate cash consideration of approximately $95.9 million. We intend to use the remaining net proceeds for general corporate purposes, including potential future acquisitions and capital expenditures.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

None.
ITEM 6.    EXHIBITS

Exhibit Number	Description
3.1	Corporate Charter of Community Healthcare Trust Incorporated, as amended (1)
3.2	Bylaws of Community Healthcare Trust Incorporated, as amended (2)
4.1	Form of Certificate of Common Stock of Community Healthcare Trust Incorporated (3)
10.1	Agreement of Limited Partnership of Community Healthcare OP, LP(4)
10.2	Form of Indemnification Agreement(5)
10.3	Community Healthcare Trust Incorporated 2014 Incentive Plan, as amended(6)
10.4	Community Healthcare Trust Incorporated Alignment of Interest Program(7)
10.5	Community Healthcare Trust Incorporated Officer Incentive Program(8)
10.6	Employment Agreement between Community Healthcare Trust Incorporated and Timothy G. Wallace(9)
10.7	Employment Agreement between Community Healthcare Trust Incorporated and W. Page Barnes(10))
10.8	Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach(11)
10.9	Form of Restricted Stock Agreement(12)
10.10	Form of Officer Compensation Reduction Election Form(13)
10.11	Form of Director Compensation Reduction Election Form(14)
10.12	Credit agreement dated as of June 3, 2015, by and among Community Healthcare OP, LP, the Company, the Lenders from time to time party hereto, and SunTrust Bank, as Administrative Agent.(15)
31.1
Certification of the Chief Executive Officer of Community Healthcare Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002*

31.2
Certification of the Chief Financial Officer of Community Healthcare Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

(1)
Filed as Exhibit 3.1 to Amendment No. 2 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on May 6, 2015 (Registration No. 333-203210) and incorporated herein by reference.

(2)
Filed as Exhibit 3.2 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 2, 2015 (Registration No. 333-203210) and incorporated herein by reference.

(3)
Filed as Exhibit 4.1 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 2, 2015 (Registration No. 333-203210) and incorporated herein by reference.

(4)
Filed as Exhibit 10.1 to Amendment No. 1 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 28, 2015 (Registration No. 333-203210) and incorporated herein by reference.

(5)
Filed as Exhibit 10.2 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 2, 2015 (Registration No. 333-203210) and incorporated herein by reference.

(6)
Filed as Exhibit 10.3 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 2, 2015 (Registration No. 333-203210), and, as to Amendment No. 1 to the plan, as Exhibit 10.12 to Amendment No. 2 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on May 6, 2015 (Registration No. 333-203210), each of which is incorporated herein by reference.

(7)
Filed as Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 28, 2015 (Registration No. 333-203210) and incorporated herein by reference.

(8)
Filed as Exhibit 10.5 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 2, 2015 (Registration No. 333-203210) and incorporated herein by reference.

(9)
Filed as Exhibit 10.6 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 2, 2015 (Registration No. 333-203210) and incorporated herein by reference.

(10)
Filed as Exhibit 10.7 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 2, 2015 (Registration No. 333-203210) and incorporated herein by reference.

(11)
Filed as Exhibit 10.8 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 2, 2015 (Registration No. 333-203210) and incorporated herein by reference.

(12)
Filed as Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 28, 2015 (Registration No. 333-203210) and incorporated herein by reference.

(13)
Filed as Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 28, 2015 (Registration No. 333-203210) and incorporated herein by reference.

(14)
Filed as Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 28, 2015 (Registration No. 333-203210) and incorporated herein by reference.

(15)	Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on June 4, 2015 and incorporated herein by reference.

*	Filed herewith.

**	Furnished herewith.

***	To be filed by amendment within 30 days of this Form 10-Q, as permitted by Rule 405(a)(2) of Regulation S-T.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 13, 2015

COMMUNITY HEALTHCARE TRUST INCORPORATED

By:	/S/ Timothy G. Wallace
Timothy G. Wallace
Chief Executive Officer and President

By:	/S/ W. Page Barnes
W. Page Barnes
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Corporate Charter of Community Healthcare Trust Incorporated, as amended (1)
3.2	Bylaws of Community Healthcare Trust Incorporated, as amended (2)
4.1	Form of Certificate of Common Stock of Community Healthcare Trust Incorporated (3)
10.1	Agreement of Limited Partnership of Community Healthcare OP, LP(4)
10.2	Form of Indemnification Agreement(5)
10.3	Community Healthcare Trust Incorporated 2014 Incentive Plan, as amended(6)
10.4	Community Healthcare Trust Incorporated Alignment of Interest Program(7)
10.5	Community Healthcare Trust Incorporated Officer Incentive Program(8)
10.6	Employment Agreement between Community Healthcare Trust Incorporated and Timothy G. Wallace(9)
10.7	Employment Agreement between Community Healthcare Trust Incorporated and W. Page Barnes(10))
10.8	Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach(11)
10.9	Form of Restricted Stock Agreement(12)
10.10	Form of Officer Compensation Reduction Election Form(13)
10.11	Form of Director Compensation Reduction Election Form(14)
10.12	Credit agreement dated as of June 3, 2015, by and among Community Healthcare OP, LP, the Company, the Lenders from time to time party hereto, and SunTrust Bank, as Administrative Agent.(15)
31.1
Certification of the Chief Executive Officer of Community Healthcare Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002*

31.2
Certification of the Chief Financial Officer of Community Healthcare Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

(1)
Filed as Exhibit 3.1 to Amendment No. 2 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on May 6, 2015 (Registration No. 333-203210) and incorporated herein by reference.

(2)
Filed as Exhibit 3.2 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 2, 2015 (Registration No. 333-203210) and incorporated herein by reference.

(3)
Filed as Exhibit 4.1 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 2, 2015 (Registration No. 333-203210) and incorporated herein by reference.

(4)
Filed as Exhibit 10.1 to Amendment No. 1 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 28, 2015 (Registration No. 333-203210) and incorporated herein by reference.

(5)
Filed as Exhibit 10.2 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 2, 2015 (Registration No. 333-203210) and incorporated herein by reference.

(6)
Filed as Exhibit 10.3 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 2, 2015 (Registration No. 333-203210), and, as to Amendment No. 1 to the plan, as Exhibit 10.12 to Amendment No. 2 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on May 6, 2015 (Registration No. 333-203210), each of which is incorporated herein by reference.

(7)
Filed as Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 28, 2015 (Registration No. 333-203210) and incorporated herein by reference.

(8)
Filed as Exhibit 10.5 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 2, 2015 (Registration No. 333-203210) and incorporated herein by reference.

(9)
Filed as Exhibit 10.6 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 2, 2015 (Registration No. 333-203210) and incorporated herein by reference.

(10)
Filed as Exhibit 10.7 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 2, 2015 (Registration No. 333-203210) and incorporated herein by reference.

(11)
Filed as Exhibit 10.8 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 2, 2015 (Registration No. 333-203210) and incorporated herein by reference.

(12)
Filed as Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 28, 2015 (Registration No. 333-203210) and incorporated herein by reference.

(13)
Filed as Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 28, 2015 (Registration No. 333-203210) and incorporated herein by reference.

(14)
Filed as Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 28, 2015 (Registration No. 333-203210) and incorporated herein by reference.

(15)	Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on June 4, 2015 and incorporated herein by reference.

*	Filed herewith.

**	Furnished herewith.

***	To be filed by amendment within 30 days of this Form 10-Q, as permitted by Rule 405(a)(2) of Regulation S-T.