Form 10-Q/A
period 2015-06-30
Community Healthcare Trust Inc
filed 2015-08-20
CIK 1631569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

The sole purpose of this Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2015, originally filed with the Securities and Exchange Commission on August 13, 2015, is to furnish Exhibit 101 to the Form 10-Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I, Item 1 of the Form 10-Q. As permitted by Rule 405(a)(2) of Regulation S-T, Exhibit 101 is required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No other changes have been made to the Form 10-Q and the Form 10-Q has not been updated to reflect events occurring subsequent to the original filing date.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 20, 2015

COMMUNITY HEALTHCARE TRUST INCORPORATED

By:	/S/ Timothy G. Wallace
Timothy G. Wallace
Chief Executive Officer and President

By:	/S/ W. Page Barnes
W. Page Barnes
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Corporate Charter of Community Healthcare Trust Incorporated, as amended (1)
3.2	Bylaws of Community Healthcare Trust Incorporated, as amended (2)
4.1	Form of Certificate of Common Stock of Community Healthcare Trust Incorporated (3)
10.1	Agreement of Limited Partnership of Community Healthcare OP, LP(4)
10.2	Form of Indemnification Agreement(5)
10.3	Community Healthcare Trust Incorporated 2014 Incentive Plan, as amended(6)
10.4	Community Healthcare Trust Incorporated Alignment of Interest Program(7)
10.5	Community Healthcare Trust Incorporated Officer Incentive Program(8)
10.6	Employment Agreement between Community Healthcare Trust Incorporated and Timothy G. Wallace(9)
10.7	Employment Agreement between Community Healthcare Trust Incorporated and W. Page Barnes(10))
10.8	Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach(11)
10.9	Form of Restricted Stock Agreement(12)
10.10	Form of Officer Compensation Reduction Election Form(13)
10.11	Form of Director Compensation Reduction Election Form(14)
10.12	Credit agreement dated as of June 3, 2015, by and among Community Healthcare OP, LP, the Company, the Lenders from time to time party hereto, and SunTrust Bank, as Administrative Agent. (15)
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

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

*    Previously filed or furnished as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2015.

**    Furnished herewith.