Form 10-Q
period 2015-09-30
Community Healthcare Trust Inc
filed 2015-11-12
CIK 1631569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37401

Community Healthcare Trust Incorporated
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	46-5212033 (I.R.S. Employer Identification No.)
354 Cool Springs Blvd.
Suite 106
Franklin, Tennessee 37067
(Address of Principal Executive Offices) (Zip Code)
(615) 771-3052
(Registrant’s Telephone Number, Including Area Code)
Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No ☒

The Registrant had 7,596,940 shares of Common Stock, $0.01 par value per share, outstanding as of October 31, 2015.

COMMUNITY HEALTHCARE TRUST INCORPORATED
FORM 10-Q
September 30, 2015

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	September 30, 2015	December 31, 2014
ASSETS
Real estate properties
Land	$10,407	$—
Buildings, improvements, and lease intangibles	90,721	—
Total real estate properties	101,128	—
Less accumulated depreciation	(2,788)	—
Total real estate properties, net	98,340	—
Cash and cash equivalents	16,053	2
Mortgage note receivable, net	10,862	—
Other assets	1,795	—
Total assets	$127,050	$2

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Revolving credit facility	$—	$—
Accounts payable and accrued liabilities	1,031	—
Other liabilities	1,060	—
Total liabilities	2,091	—

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 450,000,000 shares authorized; 7,596,940 and 200,000 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	76	2
Additional paid-in capital	127,538	—
Cumulative net loss	(1,576)	—
Cumulative dividends	(1,079)	—
Total stockholders’ equity	124,959	2
Total liabilities and stockholders' equity	$127,050	$2

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014,
THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND
FOR THE PERIOD FROM MARCH 28, 2014 (INCEPTION) THROUGH SEPTEMBER 30, 2014
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended	For the Period March 28, 2014(inception) through
	2015	2014	September 30, 2015	September 30, 2014
REVENUES
Rental income	$2,585	$—	$3,314	$—
Tenant reimbursements	655	—	762	—
	3,240	—	4,076	—

EXPENSES
Property operating	751	—	889	—
General and administrative	223	—	1,826	—
Depreciation and amortization	2,211	—	2,788	—
	3,185	—	5,503	—
OTHER INCOME (EXPENSE)
Interest expense	(140)	—	(181)	—
Interest and other income, net	18	—	32	—
	(122)	—	(149)	—
NET LOSS AND COMPREHENSIVE LOSS	$(67)	$—	$(1,576)	$—

LOSS PER COMMON SHARE:
Net loss per common share – Basic	$(0.01)	$—	$(0.42)	$—
Net loss per common share – Diluted	$(0.01)	$—	$(0.42)	$—
WEIGHTED AVERAGE COMMON SHARE OUTSTANDING-BASIC	7,511,183	200,000	3,788,639	200,000
WEIGHTED AVERAGE COMMON SHARE OUTSTANDING-DILUTED	7,511,183	200,000	3,788,639	200,000
DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.142	$—	$0.142	$—

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid in Capital	Cumulative Net Loss	Cumulative Dividends	Total Equity
Balance at December 31, 2014	$—	$2	$—	$—	$—	$2
Issuance of common stock	—	73	127,443	—	—	127,516
Stock-based compensation	—	1	95	—	—	96
Net loss	—	—	—	(1,576)	—	(1,576)
Dividends to common stockholders ($0.142 per share)	—	—	—	—	(1,079)	(1,079)
Balance at September 30, 2015	$—	$76	$127,538	$(1,576)	$(1,079)	$124,959

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months Ended September 30, 2015	For the Period March 28, 2014 (inception) through September 30, 2014

OPERATING ACTIVITIES
Net loss	$(1,576)	$—
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,874	—
Stock-based compensation	96	—
Straight-line rent receivable	(64)	—
Changes in operating assets and liabilities:
Other assets	(877)	—
Accounts payable and accrued liabilities	561	—
Other liabilities	455	—
Net cash provided by operating activities	1,469	—

INVESTING ACTIVITIES
Acquisitions of real estate	(100,120)	—
Funding of mortgage note receivable	(10,862)	—
Net cash used in investing activities	(110,982)	—

FINANCING ACTIVITIES
Dividends paid	(1,079)	—
Net proceeds from issuance of common stock	127,516	2
Debt issuance costs	(873)	—
Net cash provided by financing activities	125,564	2
Increase in cash and cash equivalents	$16,051	$2
Cash and cash equivalents, beginning of period	2	—
Cash and cash equivalents, end of period	$16,053	$2

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)
(Dollars in thousands, except per share amounts, and unless otherwise noted)

Note 1—Summary of Significant Accounting Policies

Business Overview

Community Healthcare Trust Incorporated (the ‘‘Company’’, ‘‘we’’, ‘‘our’’) was organized in the State of Maryland on March 28, 2014. The Company is a fully-integrated healthcare real estate company that owns and acquires real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers in non-urban markets. The Company conducts its business through an UPREIT structure in which its properties are owned by its operating partnership, either directly or through subsidiaries. The Company is the sole general partner, owning 100% of the operating partnership ("OP") units. In May 2015, the Company completed its initial public offering, issuing 7,187,500 shares of common stock for approximately $125.2 million in net proceeds and concurrent private placements to certain officers and directors of 123,683 shares of common stock for approximately $2.3 million in net proceeds. In June 2015, the Company entered into a $75.0 million syndicated senior revolving credit facility. Since its initial public offering, as of September 30, 2015, the Company investments of approximately $112.0 million in 33 real estate properties and mortgages, located in 16 states, totaling approximately 575,000 square feet.

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

This interim financial information should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and in the Company’s final prospectus (“Prospectus”) for the Company’s initial public offering, filed with the Securities and Exchange Commission on May 26, 2015 pursuant to Rule 424(b). Management believes that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2015.

Principles of Consolidation

Our consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, joint ventures, partnerships and variable interest entities, or VIEs, where the Company controls the operating activities. All material intercompany accounts and transactions have been eliminated.

Management must make judgments regarding the Company's level of influence or control over an entity and whether or not the Company is the primary beneficiary of a variable interest entity. Consideration of various factors include, but is not limited to, the Company's ability to direct the activities that most significantly impact the entity's governing body, the size and seniority of the Company's investment, the Company's ability and the rights of other investors to participate in policy making decisions, the Company's ability to replace the manager and/or liquidate the entity. Management's ability to correctly assess its influence or control over an entity when determining the primary beneficiary of a VIE affects the presentation of these entities in the Company's consolidated financial statements.

Notes to Condensed Consolidated Financial Statements - Continued

If it is determined that the Company is the primary beneficiary of a VIE, the Company's consolidated financial statements would include the operating results of the VIE rather than the results of the variable interest in the VIE. The Company would depend on the VIE to provide timely financial information and would rely on the interest control of the VIE to provide accurate financial information. Untimely or inaccurate financial information provided to the Company or deficiencies in the VIEs internal controls over financial reporting could impact the Company's consolidated financial statements and its internal control over financial reporting.

In September 2015, the Company acquired an $11.0 million mortgage note receivable as disclosed in Note 4. The Company identified the borrower as a VIE, but management determined that the Company was not the primary beneficiary.

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

Use of Estimates in the Condensed Consolidated Financial Statements

Preparation of the Condensed Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results may materially differ from those estimates.

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

Depreciation and amortization of real estate assets and liabilities in place as of September 30, 2015, is recognized on a straight-line basis over the estimated useful life of the asset. The estimated useful lives at September 30, 2015 are as follows:

Buildings and improvements	20 - 30 years
Lease intangibles	14 months to 7.8 years

Notes to Condensed Consolidated Financial Statements - Continued

Accounting for Acquisitions of Real Estate Properties

Real estate properties are recorded at cost or, if acquired through business combination, at fair value. Costs at the time of acquisition, including closing costs for asset purchases, are allocated among land, building, and personal property. In a business combination, we estimate the fair value of acquired tangible assets (consisting of land, building, and improvements) and identified intangible assets and liabilities (consisting of above- and below-market leases, in-place leases, and tenant relationships) based on the evaluation of information and estimates available at that date in accordance with the provisions of ASC 805, Business Combinations, and we allocate the purchase price based on these assessments. We make estimates of the fair value of the tangible and intangible assets and acquired liabilities using information obtained from multiple sources as a result of pre-acquisition due diligence, tax records, and other sources. Based on these estimates, we recognize the acquired assets and liabilities at their estimated fair values. Initial valuations are subject to change until the information is finalized, no later than 12 months from the acquisition date. We expense transaction costs associated with business combinations in the period incurred. In accordance with ASC 805, the fair value of tangible property assets acquired considers the value of the property as if vacant determined by comparable sales and other relevant data. The determination of fair value involves the use of significant judgment and estimation. We value land based on various inputs, which may include real estate tax assessed values, internal analysis of recently acquired and existing comparable properties within our portfolio, or third party appraisals.

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

Notes to Condensed Consolidated Financial Statements - Continued

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

Revenue Recognition

The Company recognizes rental revenue when it is realized or realizable and earned, in accordance with ASC 840, Leases. There are four criteria that must all be met before a Company may recognize revenue, including persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered (i.e., the tenant has taken possession of and controls the physical use of the leased asset), the price has been fixed or is determinable, and collectability is reasonably assured. ASC 840 also requires that rental revenue, less lease inducements, be recognized on a straight-line basis over the term of the lease. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue in amounts more or less than amounts currently due from tenants. If management determines that the collectability of straight-line rents is not reasonably assured, the amount of future revenue recognized may be limited to amounts contractually owed and, where appropriate, establish an allowance for estimated losses. Income received but not yet earned is deferred until such time it is earned. Deferred revenue, included in other liabilities on the Condensed Consolidated Balance Sheets, was approximately $277,000 and $0, respectively, at September 30, 2015 and December 31, 2014.

Notes to Condensed Consolidated Financial Statements - Continued

Allowance for Doubtful Accounts and Credit Losses

Accounts Receivable

Management monitors the aging and collectability of its accounts receivable balances on an ongoing basis. Whenever deterioration in the timeliness of payment from a tenant is noted, management investigates and determines the reason or reasons for the delay. Considering all information gathered, management’s judgment is exercised in determining whether a receivable is potentially uncollectible and, if so, how much or what percentage may be uncollectible. Among the factors management considers in determining collectability are: the type of contractual arrangement under which the receivable was recorded (e.g., triple net lease, gross lease, or other type of agreement); the tenant’s reason for slow payment; industry influences under which the tenant operates; evidence of willingness and ability of the tenant to pay the receivable; credit-worthiness of the tenant; collateral, security deposit, letters of credit or other monies held as security; tenant’s historical payment pattern; other contractual agreements between the tenant and the Company; relationship between the tenant and the Company; the state in which the tenant operates; and the existence of a guarantor and the willingness and ability of the guarantor to pay the receivable. Considering these factors and others, management concludes whether all or some of the aged receivable balance is likely uncollectible. Upon determining that some portion of the receivable is likely uncollectible, the Company will record a provision for bad debts for the amount it expects will be uncollectible. When efforts to collect a receivable are exhausted, the receivable amount is charged off against the allowance. At September 30, 2015 and December 31, 2014, the Company had no provision for bad debts.

Mortgage Note Receivable

The Company had one mortgage note receivable outstanding as of September 30, 2015 with a principal balance of $11.0 million, maturing on September 30, 2026. The mortgage note is interest only with a 9.5% interest rate through September 30, 2016. Thereafter, monthly principal and interest payments will be due through the maturity date.

The Company evaluates collectibility of its mortgage notes and records allowances on the notes as necessary. A loan is impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan as scheduled, including both contractual interest and principal payments. This assessment also includes an evaluation of the loan collateral. If a mortgage loan becomes past due, the Company will review the specific circumstances and may discontinue the accrual of interest on the loan. The loan is not returned to accrual status until the debtor has demonstrated the ability to continue debt service in accordance with the contractual terms. Loans placed on non-accrual status will be accounted for on a cash basis, in which income is recognized only upon the receipt of cash, or on a cost-recovery basis, in which all cash receipts reduce the carrying value of the loan, based on the Company's expectation of future collectibility. At September 30, 2015 and December 31, 2014, there were no mortgage notes on non-accrual status and the Company had not recorded any allowances on its mortgage note receivable.

Stock-Based Compensation

We have adopted the 2014 Incentive Plan. The 2014 Incentive Plan is intended to attract and retain qualified persons upon whom, in large measure, our sustained progress, growth and profitability depend, to motivate the participants to achieve long-term company goals and to more closely align the participants’ interests with those of our other stockholders by providing them with a proprietary interest in our growth and performance. The two distinct programs under the 2014 Incentive Plan are the Alignment of Interest Program and the Officer Incentive Program. It is anticipated that our executive officers, officers, employees, consultants and non-employee directors will be eligible to participate in the 2014 Incentive Plan. Currently, only the Company’s officers and directors are participants in the 2014 Incentive Plan. The 2014 Incentive Plan currently reserves 7% of the Company’s outstanding common stock for issuance as awards. The 2014 Incentive Plan is administered by the Company’s compensation committee, which interprets the 2014 Incentive Plan and has broad discretion to select the eligible persons to whom awards will be granted, as well as the type, size and terms and conditions of each award, including the number of shares subject to awards and the expiration date of, and the vesting schedule or other restrictions (including, without limitation, restrictive covenants) applicable to, awards. The Company recognizes share-based

Notes to Condensed Consolidated Financial Statements - Continued

payments to its officers and directors in its Consolidates Statements of Operations on a straight-line basis over the requisite service period based on the fair value of the award on the measurement date.

Organization and Offering Costs

Some of the costs related to the Company’s organization, its initial public offering and due diligence related to the initial properties acquired by the Company were incurred by Athena Funding Partners (“AFP”), which is substantially owned and controlled by Timothy G. Wallace, the Company’s Chairman, Chief Executive Officer and President. The Company entered into a formation services agreement with AFP on April 1, 2014, pursuant to which the Company agreed to reimburse the actual costs incurred by AFP only upon the successful completion of the initial public offering. The costs related to the activities prior to the offering were undertaken by AFP on the Company’s behalf, including the Company’s organization, negotiating the property acquisitions, performing due diligence related to the initial properties, performing corporate work in contemplation of the offering and preparing the Prospectus. Costs incurred include expenses such as legal and accounting fees, certain costs related to performing property due diligence, certain property related costs, travel, overhead, office supplies and office rent. The Company reimbursed AFP approximately $170,000 and $255,000 during the second and third quarters of 2015, respectively. AFP will receive no further compensation for providing such services and funding such costs.

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

Identifiable intangible assets of the Company are generally comprised of in-place lease intangible assets and deferred financing costs. In-place lease intangible assets are amortized on a straight-line basis over the applicable lives of the assets. Deferred financing costs are amortized to interest expense over the term of the related credit facility or other debt instrument using the straight-line method, which approximates amortization under the effective interest method.

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

On occasion, the Company may also have acquisitions which include contingent consideration.  Accounting for business combinations require the Company to estimate the fair value of any contingent purchase consideration at acquisition. Management will monitor these contingencies on a quarterly basis. Changes in estimates regarding contingent purchase consideration will be reflected as adjustments to the related liability in the periods when they occur and will be disclosed in the notes to the Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements - Continued

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

State Income Taxes

The Company must pay certain state income taxes which will generally be included in general and administrative expense on the Company’s Condensed Consolidated Statements of Comprehensive Loss.

Sales and Use Taxes

The Company must pay sales and use taxes to certain state tax authorities based on rent collected from tenants in properties located in those states. The Company is generally reimbursed for those taxes by those tenants. The Company accounts for the payments to the taxing authority and subsequent reimbursement from the tenant on a net basis, included in tenant reimbursement revenue on the Company’s Condensed Consolidated Statements of Comprehensive Loss.

Concentration of Credit Risks

Our credit risks primarily relate to cash and cash equivalents and our one mortgage note receivable. Cash and cash equivalents are primarily held in bank accounts and overnight investments. We maintain our bank deposit accounts with large financial institutions in amounts that often exceed federally-insured limits. We have not experienced any losses in such accounts. We invested in one mortgage note during the third quarter of 2015 and have a fixed price purchase option on the secured property through September 30, 2016. See Note 4 for more details.

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

New Accounting Pronouncements

Accounting Standards Update No. 2015-16

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments." This standard eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize measurement-period adjustments, including its effect on earnings and goodwill, in the period in which the amount of the adjustment is determined.

This standard is effective for the Company beginning on January 1, 2016 with early adoption permitted. In general, the Company does not believe the adoption of this standard will have a material impact on it results of operations or cash flows. However, in certain cases, this standard could require a Company to record material adjustments upon realization or clarification of certain matters related to previously recorded business combinations.

Notes to Condensed Consolidated Financial Statements - Continued

Accounting Standards Update No. 2015-03

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This standard requires debt issuance costs to be reported in the balance sheet as a direct reduction from the face amount of the note in which it is directly related. The SEC staff has indicated that it will not object to an entity deferring and presenting debt issuance costs related to lines-of-credit as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.

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

Accounting Standards Update No. 2014-09

In May 2014, the FASB issued ASU No. 2014-09, as amended by ASU No. 2015-14, "Revenue from Contracts with Customers", a comprehensive new revenue recognition standard that supersedes most existing revenue recognition guidance, including sales of real estate. This standard's core principle is that a company will recognize revenue when it transfers goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods and services. However, leasing contracts, representing the major source of the Company's revenues, are not within the scope of the new standard and will continue to be accounted for under existing standards.

This new standard is effective for the Company for annual and interim periods beginning on January 1, 2018 with early adoption permitted. The Company has not yet determined the effects on the consolidated financial statements and related notes resulting from the adoption of this new standard.

Note 2—Real Estate Investments

At September 30, 2015, the Company had investments of approximately $112.0 million in 33 real estate properties, mortgages and corporate property. The following table summarizes the Company's investments.

(Dollars in thousands)	Number of Facilities	Land	Buildings, Improvements, and Lease Intangibles	Total	Accumulated Depreciation
Medical office:
Georgia	1	$366	$3,084	$3,450	$122
Illinois	1	821	8,289	9,110	148
Kansas	2	1,379	10,497	11,876	449
Kentucky	1	484	4,116	4,600	64
Ohio	1	33	3,617	3,650	145
Texas	2	2,493	9,307	11,800	341
	8	5,576	38,910	44,486	1,269
Physician clinics:
Arizona	1	41	1,594	1,635	65
Florida	3	—	5,950	5,950	66
Kansas	2	1,247	8,081	9,328	217
Pennsylvania	1	330	2,770	3,100	174
Virginia	1	110	1,265	1,375	40
Wisconsin	1	412	2,587	2,999	81
	9	2,140	22,247	24,387	643
Ambulatory surgery centers:
Arizona	1	227	2,473	2,700	75
Colorado	1	203	2,497	2,700	—
Ohio	1	188	1,382	1,570	74
Pennsylvania	1	26	1,424	1,450	26
South Carolina	1	315	1,885	2,200	124
Texas	1	528	4,072	4,600	120
	6	1,487	13,733	15,220	419
Dialysis clinics:
Colorado	1	259	2,791	3,050	71
Georgia	1	62	1,038	1,100	35
Kentucky	1	193	3,407	3,600	80
Ohio	1	66	1,184	1,250	43
Tennessee	1	28	572	600	12
Texas	1	181	2,444	2,625	50
	6	789	11,436	12,225	291
Oncology centers:
Alabama	3	415	4,385	4,800	166
	3	415	4,385	4,800	166
Corporate property	—	—	10	10	—
Total owned properties	32	$10,407	$90,721	$101,128	$2,788
Mortgage note receivable, net	1	—	—	10,862	—
Total real estate investments	33	$10,407	$90,721	$111,990	$2,788

Notes to Condensed Consolidated Financial Statements - Continued

Note 3—Real Estate Leases

The Company’s properties are generally leased pursuant to non-cancelable, fixed-term operating leases with expiration dates through 2030. The Company’s leases generally require the lessee to pay minimum rent, with fixed rent renewal terms or increases based on a Consumer Price Index and additional rent, which may include taxes (including property tax), insurance, maintenance and other operating costs associated with the leased property.

Future minimum lease payments under the non-cancelable operating leases due the Company for the years ending December 31, as of September 30, 2015, are as follows (in thousands):

2015 (three months ending December 31)	$2,612
2016	9,642
2017	7,835
2018	6,086
2019	3,549
2020 and thereafter	10,230
$39,954

Note 4—Real Estate Acquisitions

Property Acquisitions

During the third quarter of 2015, the Company acquired three real estate properties totaling approximately 71,000 square feet for an aggregate purchase price of approximately $13.1 million, including cash consideration of approximately $13.0 million. Upon acquisition, the properties were approximately 93.6% leased in the aggregate with lease expirations ranging from 2016 through 2024.

During the second quarter of 2015, the Company acquired 29 real estate properties totaling approximately 474,000 square feet for an aggregate purchase price of approximately $87.5 million, including cash consideration of approximately $87.0 million. Upon acquisition, the properties were approximately 92.0% leased in the aggregate with lease expirations ranging from 2015 through 2030.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the property acquisitions during 2015. These valuations are preliminary with any changes expected to be finalized no later than 12 months from the date of the acquisition.

	Estimated Fair Value	Estimated Useful Life
	(In thousands)	(In years)
Land	$10,407
Buildings	72,144	20 - 30
Intangibles:
At-market lease intangibles	18,304	1.2 - 7.1
Above-market lease intangibles	65	2.6
Below-market lease intangibles	(357)	6.1 - 7.8
Total intangibles	18,012
Accounts receivable and other assets assumed	19
Accounts payable, accrued liabilities and other liabilities assumed (1)	(735)
Prorated rent and operating expense reimbursement amounts collected	(477)
Expenses paid, including closing costs	636
Total cash consideration	$100,006
(1) Includes security deposits received, property taxes payable prior to the acquisition, and a tenant improvement allowance.

Notes to Condensed Consolidated Financial Statements - Continued

Mortgage Note Receivable

During the third quarter of 2015, the Company funded an $11.0 million mortgage secured by a 29,890 square foot long-term acute care facility in Louisiana which matures on September 30, 2026. The Company received loan and commitment fees from the transaction totaling $137,500 which have been deferred and will be recognized into income on a straight-line basis through the maturity of the mortgage note. The mortgage loan requires interest only payments to us through September 2016 and has a stated fixed interest rate of 9.5%. Thereafter, monthly principal and interest payments will be due through maturity. The Company has an option to purchase the property through September 30, 2016 for a fixed amount.

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

Amounts outstanding under the Credit Facility bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 2.50% to 3.00% or (ii) a base rate plus 1.50% to 2.00%, in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.25% of the amount of the unused portion of the Credit Facility if amounts borrowed are greater than 50% of the borrowing capacity under the Credit Facility and 0.35% of the unused portion of the Credit Facility if amounts borrowed are less than or equal to 50% of the borrowing capacity under the Credit Facility. At September 30, 2015, the Company had not borrowed under the Credit Facility.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. The Company was in compliance with its financial covenants under its Credit Facility at September 30, 2015.

Notes to Condensed Consolidated Financial Statements - Continued

Note 6—Stockholders’ Equity

Common Stock

The following table provides a reconciliation of the beginning and ending common stock balances for the nine months ended September 30, 2015 and for the period March 28, 2014 (inception) through December 31, 2014:

	Nine Months Ended September 30, 2015	For the Period March 28, 2014 (inception) through December 31, 2014
Balance, beginning of period	200,000	—
Issuance of common stock	7,311,183	200,000
Restricted stock-based awards	85,757	—
Balance, end of period	7,596,940	200,000

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

In addition, on May 27, 2015, 123,683 shares of common stock, par value $0.01 per share, were issued in concurrent private placements to certain directors and officers of the Company. The Company received approximately $2.3 million in net proceeds from the concurrent private placements. The offer and sale of these private placement shares were not registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act as such transactions did not involve a public offering of securities.

On March 31, 2014, the Company issued 200,000 shares of common stock to its officers as founder's shares in connection with the formation of the Company.

Notes to Condensed Consolidated Financial Statements - Continued

Note 7—Loss Per Common Share

The following table sets forth the computation of basic and diluted loss per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period March 28, 2014(inception) through September 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014
Net loss	$(67)	$—	$(1,576)	$—

Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	7,596,940	200,000	3,828,219	200,000
Unvested restricted stock	(85,757)	—	(39,580)	—
Weighted average Common Shares outstanding–Basic	7,511,183	200,000	3,788,639	200,000
Weighted average Common Shares–Basic	7,511,183	200,000	3,788,639	200,000
Dilutive effect of restricted stock	—	—	—	—
Weighted average Common Shares outstanding –Diluted	7,511,183	200,000	3,788,639	200,000

Basic Loss per Common Share	$(0.01)	$—	$(0.42)	$—

Diluted Loss per Common Share	$(0.01)	$—	$(0.42)	$—

The dilutive effect of 3,723 and 3,372 shares of restricted common stock, respectively, were excluded from the calculation of diluted loss per common share for the three and nine months ended September 30, 2015, because the effect was anti-dilutive due to the net loss incurred in those periods.

Note 8—Incentive Plan

The Company has adopted the 2014 Incentive Plan under which awards may be made in the form of restricted stock or cash. On May 28, 2015, the Company granted 69,125 shares of restricted common stock to its officers, in lieu of salary, that will cliff vest in eight years. On May 28, 2015, the Company also granted its directors 5,264 shares of restricted common stock upon completion of the initial public offering and granted 11,368 shares of restricted common stock to its directors, in lieu of director fees, which will cliff vest in three years. Once shares have been issued, the recipient has the right to receive dividends and the right to vote the shares.

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

Reimbursement of Costs to AFP

AFP, which is substantially owned and controlled by Timothy G. Wallace, the Company’s Chairman, Chief Executive Officer and President, advanced or incurred on the Company’s behalf costs related to the activities prior to

Notes to Condensed Consolidated Financial Statements - Continued

the offering, including the Company’s organization, negotiating the property acquisitions, performing due diligence related to the initial properties, performing corporate work in contemplation of the offering and preparing the prospectus. Costs incurred included expenses such as legal and accounting fees, certain costs related to performing property due diligence, certain property related costs, travel, overhead, office supplies and office rent.
On April 1, 2014, the Company entered into a formation services agreement with AFP pursuant to which the Company agreed to reimburse the actual costs incurred by AFP only upon the successful completion of the initial public offering.

The Company reimbursed AFP approximately $170,000 and $255,000 during the second and third quarters of 2015, respectively. AFP will receive no further compensation for providing such services and funding such costs.

Note 10—Subsequent Events

Property Acquisitions

Since September 30, 2015, the Company has acquired three real estate properties totaling approximately 56,000 square feet for an aggregate purchase price of approximately $14.7 million, including cash consideration of approximately $14.6 million. Upon acquisition, the properties were 100% leased with lease expiration dates through 2030.

Dividend Declared
On November 6, 2015, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.375 per share. The dividend is payable on December 4, 2015 to stockholders of record on November 20, 2015.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

This report and other materials the Company has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by management of the Company, contain, or will contain, disclosures that are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “target,” “intend,” “plan,” “estimate,” “project,” “continue,” “should,” “could” and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties, including the risks described below under "Item 1A. Risk Factors" and in the Prospectus and which could significantly affect the Company’s current plans and expectations and future financial condition and results.

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

We were organized in the State of Maryland on March 28, 2014. We are a self-administered, self-managed healthcare real estate investment trust, or REIT, that acquires and owns properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers in non-urban markets. The Company conducts its business through an UPREIT structure in which its properties are owned by its operating partnership, either directly or through subsidiaries. The Company is the sole general partner, owning 100% of the OP units.

Initial Public Offering and Concurrent Private Placements

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

Real estate acquisitions

During the third quarter of 2015, the Company acquired three real estate properties totaling approximately 71,000 square feet for an aggregate purchase price of approximately $13.1 million, including cash consideration of approximately $13.0 million. Upon acquisition, the properties were approximately 93.6% leased in the aggregate with lease expirations ranging from 2016 through 2024.

During the third quarter of 2015, the Company funded an $11.0 million mortgage secured by a 29,890 square foot long-term acute care facility in Louisiana which matures on September 30, 2026. The Company received loan and commitment fees from the transaction totaling $137,500 which have been deferred and will be recognized into income on a straight-line basis through the maturity of the mortgage note. The mortgage loan requires interest only payments to us through September 2016 and has a stated fixed interest rate of 9.5%. Thereafter, monthly principal and interest payments will be due through maturity. The Company has an option to purchase the property through September 30, 2016 for a fixed amount.

During the second quarter of 2015, the Company acquired 29 real estate properties totaling approximately 474,000 square feet for an aggregate purchase price of approximately $87.5 million, including cash consideration of approximately $87.0 million. Upon acquisition, the properties were approximately 92.0% leased in the aggregate with lease expirations ranging from 2015 through 2030.

Subsequent acquisitions

Since September 30, 2015, the Company has acquired three real estate properties totaling approximately 56,000 square feet for an aggregate purchase price of approximately $14.7 million, including cash consideration of approximately $14.6 million. Upon acquisition, the properties were 100% leased with lease expiration dates through 2030.

Contractual Obligations

The Company’s material contractual obligations at September 30, 2015 are included in the table below. At September 30, 2015, the Company had no long-term capital lease or purchase obligations.

(Dollars in thousands)	Total	Remainder of 2015	2016
Revolving credit facility (1)	$421	$154	$267
Tenant improvement allowances (2)	—	—	—
	$421	$154	$267
____________
(1)The amounts shown include the unused fee interest assuming the credit facility remains at $0 through its maturity.
(2)The Company assumed tenant improvement obligations totaling approximately $0.3 million relating to two tenants in its initial properties whose leases mature in 2018 and 2020. Since the timing of when, or if, the Company will be required to fund its obligations is not known at September 30, 2015, the Company has not included those amounts in its contractual obligation table above.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably like to have a material effect on the Company's consolidated financial condition, results of operations or liquidity.

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

Results of Operations

The Company had no results of operations prior to the completion of the Company’s initial public offering on May 27, 2015. Since the completion of the initial public offering, through September 30, 2015, the Company had investments in 33 properties, entered into a $75.0 million revolving credit facility, signed three-year employment agreements with each of its executive officers and signed one-year employment agreements with its other five officers and began incurring certain other expenses, including general and administrative expenses. During the initial term of each officer’s employment agreement, each officer has agreed to take 100% of their salary, bonus and long-term incentive, as applicable, in the form of restricted stock, which is subject to eight-year cliff vesting. As such, the Company will incur expenses related to the amortization of the restricted stock for those periods, but will not incur cash salary expense for those officers.

Revenues

Our revenues for the three and nine months ended September 30, 2015 represented income generated from the properties acquired since the initial public offering. Revenues included contractual rents due under the leases with our tenants, estimated operating expense recoveries, as well as straight-line rent adjustments. During the three and nine months ended September 30, 2015, we recognized straight-line rent of approximately $50,000 and $64,000, respectively, which is included in rental income on the Company’s Condensed Consolidated Financial Statements.

Property operating expenses

Property operating expenses for the three and nine months ended September 30, 2015 included expenses incurred related to the properties acquired since the initial public offering. Property operating expenses generally include real estate taxes and insurance, utilities, repairs and maintenance and other operating expenses of the properties.

General and administrative expenses

General and administrative expenses for the three and nine months ended September 30, 2015 generally included legal, regulatory, accounting and other closing expenses related to the Company’s acquisitions, as well as certain compensation-related and occupancy costs related to its officers, employees and corporate office.

Interest expense

Interest expense for the three and nine months ended September 30, 2015 included accrued fees due on the revolving credit facility and amortization of deferred financing costs related to the revolving credit facility.

Depreciation and amortization expense

Depreciation and amortization expense for the three and nine months ended September 30, 2015 included depreciation on buildings and improvements, as well as amortization of intangible assets resulting from the acquisition of its real estate properties.

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

Amounts outstanding under the Credit Facility bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 2.50% to 3.00% or (ii) a base rate plus 1.50% to 2.00%, in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.25% of the amount of the unused portion of the Credit Facility if amounts borrowed are greater than 50% of the borrowing capacity under the Credit Facility and 0.35% of the unused portion of the Credit Facility if amounts borrowed are less than or equal to 50% of the borrowing capacity under the Credit Facility. At September 30, 2015, the Company had not borrowed under the Credit Facility.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. At September 30, 2015, the Company was in compliance with its financial covenants under the Credit Facility.

Through September 30, 2015, the Company had invested in 33 real estate properties for aggregate cash consideration of approximately $111.0 million. These real estate investments were funded from the net proceeds received from the Company’s initial public offering and concurrent private placements. See Notes 4 and 10 to the Condensed Consolidated Financial Statements for more details on these acquisitions.

Subsequent acquisitions

Since September 30, 2015, the Company has acquired three real estate properties totaling approximately 56,000 square feet for an aggregate purchase price of approximately $14.7 million, including cash consideration of approximately $14.6 million. Upon acquisition, the properties were 100% leased with lease expiration dates through 2030.

The Company has 11 properties under definitive purchase agreement for an aggregate expected purchase price of approximately $18.4 million. The Company’s expected returns on these properties range from approximately 9.2% to 10.2% with anticipated closing dates during the fourth quarter of 2015. The Company is currently performing due diligence procedures customary for these types of transactions and cannot provide any assurance as to the timing of when or whether these transactions will actually close.
The Company’s revenues are derived from its real estate investments based on contractual arrangements with its tenants and borrowers. These revenues, as well as future debt and equity offerings and borrowings under the Credit Facility, will be the Company’s primary sources of liquidity to fund future acquisitions, pay dividends and operating expenses, including general and administrative expenses, interest incurred on debt, and other expenses incurred in connection with managing its real estate portfolio.

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

Financing Activities

Cash flows provided by financing activities for the nine months ended September 30, 2015 and 2014 were approximately $125.6 million and $2,000, respectively. During the second quarter of 2015, the Company completed its initial public offering and concurrently issued common stock in private placements and received net proceeds of approximately $127.5 million. See Note 6 to the Condensed Consolidated Financial Statements for more details. During the first quarter of 2014, the Company issued 200,000 shares of common stock to its officers in connection with the formation of the Company for net proceeds of $2,000.

Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2015 and 2014 were approximately $111.0 million and $0, respectively. Through September 30, 2015, the Company had invested in 33 properties. There were no investing activities in 2014.

Operating Activities

Cash flows provided by operating activities for the nine months ended September 30, 2015 and 2014 were approximately $1.5 million and $0, respectively. Cash flows provided by operating activities were generally provided by contractual rents, net of expenses, including costs related to the Company’s initial public offering and property acquisitions. There were no operating activities in 2014.

Security Deposits

As of September 30, 2015, the Company held approximately $137,000 in security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon the security deposits if there are any defaults under the leases.

Dividends

The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT.

On September 3, 2015, the Company paid a cash dividend in the amount of $0.142 per share for the period beginning May 27, 2015 and ended June 30, 2015. This rate equates to an annual dividend of $1.50 per share.
The Company's board of directors declared a quarterly common stock dividend on November 6, 2015, payable on December 4, 2015 to stockholders of record on November 20, 2015. This dividend, in the amount of $0.375 per share, is for the period July 1, 2015 through September 30, 2015 and equates to an annualized dividend of $1.50 per share.

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

The table below reconciles FFO to net loss.

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period March 28, 2014(inception)through September 30,
(Dollars in thousands, excepts per share amounts)	2015	2014	2015	2014
Net loss	$(67)	$—	(1,576)	$—
Real estate depreciation and amortization	2,211	—	2,788	—
Total adjustments	2,211	—	2,788	—
Funds from Operations	$2,144	$—	$1,212	$—
Funds from Operations per Common Share-Basic	$0.29	$—	$0.32	$—
Funds from Operations per Common Share-Diluted	$0.29	$—	$0.32	$—
Weighted Average Common Shares Outstanding-Basic	7,511,183	200,000	3,788,639	200,000
Weighted Average Common Shares Outstanding-Diluted	7,507,460	200,000	3,785,267	200,000

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We may use certain derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We will not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based on a notional amount of principal. Under the most common form of interest rate swap, known from our perspective as a floating-to-fixed interest rate swap, a series of floating, or variable, rate payments on a notional amount of principal is exchanged for a series of fixed interest rate payments on such notional amount. Though the Company had not engaged in hedging activities as of September 30, 2015, no assurance can be given that any future hedging activities by us will have the desired beneficial effect on our results of operations or financial condition.

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

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, an investor should consider the risk factors included in its Registration Statement on Form S-11 (File No. 333-203210) previously filed pursuant to the Securities Act.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 20, 2015, the SEC declared effective our Registration Statement on Form S-11 (File No. 333-203210) in connection with our initial public offering, pursuant to which we registered and sold 7,187,500 shares of our common stock, which includes 937,500 shares of common stock issued in connection with the exercise in full of the underwriters’ option to purchase additional shares, for an aggregate offering amount of $136.6 million. The offering was completed on May 27, 2015. The Company received net proceeds of approximately $125.2 million from the offering, after deducting underwriting discounts and commissions of approximately $9.6 million and offering expenses of approximately $1.6 million. Sandler O'Neill & Partners, L.P., Evercore Group L.L.C., and SunTrust Robinson Humphrey, Inc., are acting as joint book-running managers of the underwriters for the offering. Janney Montgomery Scott LLC, Oppenheimer & Co. Inc. and BB&T Capital Markets acted as co-lead managers for the offering.

Through November 6, 2015, the Company had used the net proceeds from the offering, as well as some cash from operations to invest in 35 real estate properties and one mortgage, totaling approximately 631,000 square feet, for aggregate cash consideration of approximately $125.6 million.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit Number	Description
3.1	Corporate Charter of Community Healthcare Trust Incorporated, as amended (1)
3.2	Bylaws of Community Healthcare Trust Incorporated, as amended (2)
4.1	Form of Certificate of Common Stock of Community Healthcare Trust Incorporated (3)
10.1	Agreement of Limited Partnership of Community Healthcare OP, LP(4)
10.2	Form of Indemnification Agreement(5)
10.3	Community Healthcare Trust Incorporated 2014 Incentive Plan, as amended(6)
10.4	Community Healthcare Trust Incorporated Alignment of Interest Program(7)
10.5	Community Healthcare Trust Incorporated Officer Incentive Program(8)
10.6	Employment Agreement between Community Healthcare Trust Incorporated and Timothy G. Wallace(9)
10.7	Employment Agreement between Community Healthcare Trust Incorporated and W. Page Barnes(10)
10.8	Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach(11)
10.9	Form of Restricted Stock Agreement(12)
10.10	Form of Officer Compensation Reduction Election Form(13)
10.11	Form of Director Compensation Reduction Election Form(14)
10.12	Credit agreement dated as of June 3, 2015, by and among Community Healthcare OP, LP, the Company, the Lenders from time to time party hereto, and SunTrust Bank, as Administrative Agent.(15)
31.1 *
Certification of the Chief Executive Officer of Community Healthcare Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002

31.2 *
Certification of the Chief Financial Officer of Community Healthcare Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(15)	Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on June 4, 2015 and incorporated herein by reference.
_________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 12, 2015

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
31.1 *
Certification of the Chief Executive Officer of Community Healthcare Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002

31.2 *
Certification of the Chief Financial Officer of Community Healthcare Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(15)	Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on June 4, 2015 and incorporated herein by reference.
_________

*	Filed herewith.

**	Furnished herewith.