Form 10-K
period 2015-12-31
Community Healthcare Trust Inc
filed 2016-02-26
CIK 1631569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37401

Community Healthcare Trust Incorporated
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	46-5212033 (I.R.S. Employer Identification No.)
3326 Aspen Grove Drive
Suite 150
Franklin, Tennessee 37067
(Address of Principal Executive Offices) (Zip Code)
(615) 771-3052
(Registrant’s Telephone Number, Including Area Code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $0.01 par value per share	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:
None
(Title of Class)
__________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐     No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐     No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No ☒
The aggregate market value of the shares of common stock (based upon the closing price of these shares on the New York Stock Exchange, Inc. on June 30, 2015) of the Registrant held by non-affiliates (for purposes of this calculation, all of the Registrant's directors and executive officers are deemed affiliates of the Registrant) on June 30, 2015 was approximately $140.0 million.

The Registrant had 7,714,654 shares of Common Stock, $0.01 par value per share, outstanding as of February 19, 2016.

________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. The Registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2015.

COMMUNITY HEALTHCARE TRUST INCORPORATED
FORM 10-K
December 31, 2015

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We make statements in this Annual Report on Form 10-K that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All statements other than statements of historical facts may be forward-looking statements. In particular, statements pertaining to our capital resources, property performance and results of operations contain forward-looking statements. Likewise, all of our statements regarding anticipated growth in our funds from operations and anticipated market conditions, demographics and results of operations are forward-looking statements. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	our limited operating history;

•	defaults on or non-renewal of leases by tenants;

•	adverse economic or real estate developments, either nationally or in the markets in which our properties are located;

•	decreased rental rates or increased vacancy rates;

•	difficulties in identifying healthcare properties to acquire and completing acquisitions;

•	our ability to make distributions on our shares of stock;

•	our dependence upon key personnel whose continued service is not guaranteed;

•	our ability to identify, hire and retain highly qualified personnel in the future;

•	the degree and nature of our competition;

•	general economic conditions;

•	the availability, terms and deployment of debt and equity capital;

•	general volatility of the market price of our common stock;

•	changes in our business or strategy;

•	changes in governmental regulations, tax rates and similar matters;

•	new laws or regulations or changes in existing laws and regulations that may adversely affect the healthcare industry;

•	trends or developments in the healthcare industry that may adversely affect our tenants;

•	competition for acquisition opportunities;

•	our failure to successfully develop, integrate and operate acquired properties and operations;

•	our ability to operate as a public company;

•	changes in accounting principles general accepted in the United States of America (“GAAP”);

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	fluctuations in interest rates and increased operating costs;

•	our increased vulnerability economically due to the concentration of our investments in healthcare properties;

•
a substantial portion of our revenue is derived from our largest tenants and thus, the bankruptcy, insolvency or weakened financial position of any one of them could seriously harm our operating results and financial condition;

•	geographic concentrations in Kansas, Texas and Florida causes us to be particularly exposed to downturns in these local economies or other changes in local real estate market conditions;

•	the impact of our investment in joint ventures;

•	the financial condition and liquidity of, or disputes with, joint venture and development partners;

•	lack of or insufficient amounts of insurance;

•	other factors affecting the real estate industry generally;

•	our failure to qualify and maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes; and

•	changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. You should not place undue reliance on any forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this prospectus, except as required by applicable law. For a further discussion of these and other factors that could impact our future results, performance or transactions, see “Part I, Item 1A. Risk Factors."

Unless the context otherwise requires or indicates, references in this report to "we," "us," "our," "the Company," "our company," and "Community Healthcare Trust" refer to Community Healthcare Trust Incorporated, a Maryland corporation organized to qualify as a REIT for U.S. federal income tax purposes, together with its consolidated subsidiaries, including Community Healthcare OP, LP, a Delaware limited partnership, or our operating partnership, of which we are the sole general partner and own 100% of its interests.

PART I.

ITEM 1.    BUSINESS

We are a fully-integrated healthcare real estate company organized as a corporation in the State of Maryland on March 28, 2014. We own and acquire, or finance, real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers in Non-Urban markets, which we define as, collectively, suburban areas, exurban areas (areas adjoining metropolitan statistical areas) and micropolitan areas (areas with populations of 10,000 to 50,000 that do not directly border larger urban areas). We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT structure in which our properties are owned by our operating partnership, directly or through subsidiaries. We are the sole general partner of our operating partnership, owning 100% of the operating partnership ("OP") units.

We completed our initial public offering ("IPO") on May 27, 2015, issuing an aggregate of 7,187,500 shares of common stock and receiving approximately $125.2 million of net proceeds, including shares issued upon exercise of the underwriters' over-allotment option. Simultaneously with the closing of the IPO, we completed a concurrent private placement of an aggregate of 123,683 shares of common stock for an aggregate purchase price of $2.3 million to certain directors and officers of the Company. Following the completion of our IPO, we began acquiring and investing in real estate properties and, as of December 31, 2015, we had invested $143.9 million in 40 real estate properties and one mortgage note located in 18 states with approximately 789,500 square feet. The real estate properties were approximately 94.3% leased at December 31, 2015 with a weighted average remaining lease term of approximately 5.6 years.

We operate so as to qualify as a real estate investment trust, or REIT, for federal income tax purposes. As a REIT, we are not subject to corporate federal income tax with respect to taxable income distributed to our stockholders. We have also elected one subsidiary to be treated as a taxable REIT subsidiary ("TRS"), which is subject to federal and state income taxes.

Competitive Strengths

We believe our management team's significant healthcare, real estate and public REIT management experience distinguishes us from other REITs and real estate operators, both public and private. Specifically, our Company's competitive strengths include, among others:

•
Strong, Diversified Portfolio.  Our focus is on investing in properties where we can develop strategic alliances with financially sound healthcare providers that offer need-based healthcare services in our target markets. Our tenant base includes many nationally recognized healthcare providers (or their affiliates), such as HCA, Fresenius and AmSurg. Our property portfolio has significant diversification with respect to healthcare provider, industry segment, facility type and geography.

•
Attractive and Disciplined Investment Focus.  We focus on Non-Urban healthcare facilities in off-market or lightly marketed transactions at purchase prices of approximately $10 million or less. We believe there is significantly less competition from existing REITs and institutional buyers for these Non-Urban assets than for comparable urban assets, thereby increasing the potential for more attractive risk-adjusted returns. In addition, we believe that healthcare-related real estate rents and valuations are less susceptible to changes in the general economy than many other types of commercial real estate due to favorable demographic trends and the need-based rise in healthcare expenditures, even during economic downturns.

•
Extensive Relationships with Healthcare Providers, Intermediaries and Property Owners.  We believe that our management team has a strong reputation among, and a deep understanding of the real estate needs of, healthcare providers in our target markets. For example, AmSurg, a nationally recognized leader in the development, management and operation of outpatient surgery centers, has designated us as one of its two strategic partners to acquire real estate owned by physicians that are partners in surgery centers AmSurg operates. We believe that this strategic relationship is an example of our ability to meet the needs of healthcare providers by structuring transactions that are mutually advantageous to sellers, our tenants and us. We believe this ability has, and will continue to, lead to strategic acquisition opportunities, which will, in turn, produce attractive risk-adjusted returns. None of our properties to date were acquired pursuant to "calls for offers" or other auction style bidding situations. We believe our relationships provide us with additional off-market or lightly marketed acquisition opportunities, thus providing us the opportunity to continue to purchase assets outside a competitive bidding process.

•
Experienced Management Team.  Each of the members of our management team has between 23 and 34 years of healthcare, real estate and/or public REIT management experience. Led by Timothy G. Wallace, our Chairman, Chief Executive Officer and President, W. Page Barnes, our Executive Vice President and Chief Financial Officer, and Leigh Ann Stach, our Vice President-Financial Reporting and Chief Accounting Officer, our management team has significant experience in acquiring, owning, operating and managing healthcare facilities and providing full service real estate solutions for the healthcare industry. Prior to founding our company, Mr. Wallace was a co-founder and Executive Vice President of Healthcare Realty Trust (NYSE: HR). Between the initial public offering of HR in 1993 and his departure from HR in 2002, Mr. Wallace was integral in helping to grow HR to over $2 billion in assets. Mr. Barnes has held executive positions with acute care and behavioral hospital companies and directed healthcare lending for AmSouth Bank. Ms. Stach has experience in public healthcare REIT accounting and financial reporting.

•
Growth Oriented Capital Structure. At December 31, 2015, we have $17.0 million outstanding on our syndicated senior revolving credit facility, or our credit facility, with a 12.2% debt-to-book capitalization ratio. In the future, in addition to equity and debt issuances, we may also use OP units of our operating partnership as currency to acquire additional properties from owners seeking to defer their potential taxable gain and diversify their holdings. We believe that the borrowing capacity under our credit facility, combined with our ability to use OP units as acquisition currency, provides us with significant financial flexibility to make opportunistic investments and fund future growth.

•
Significant Alignment of Interests.  We have structured the compensation of our management team to closely align their interests with the interests of our stockholders. During the initial terms of their respective employment agreements, all of our officers elected to take 100% of their salary, bonus and long-term incentive compensation in the form of restricted stock that is subject to an eight-year cliff-vesting period. We believe that paying our management team with restricted stock that is subject to an eight-year cliff-vesting period effectively aligns the interests of our management team with those of our stockholders, creating significant incentives to maximize returns for our stockholders. In addition, concurrently with the completion of our IPO in May 2015, Mr. Wallace purchased $2,000,000 in shares of our common stock and certain of our officers and directors purchased an aggregate of $350,000 in shares of our common stock in concurrent private placements, in each case at a price per share equal to the price of the shares sold in the IPO, which we believe further aligns management's interests with our stockholders. Finally, we have adopted stock ownership guidelines that will require our officers and directors to continuously own an amount of our common stock based on a multiple of such officer's annual base salary or such director's annual retainer, as applicable.

Business Objective

Our principal business objective is to provide attractive risk-adjusted returns to our stockholders through a combination of (i) sustainable and increasing rental income and cash flow that generates reliable, increasing dividends and (ii) potential long-term appreciation in the value of our properties and common stock. Our primary strategies to achieve our business objective are to invest in, own and proactively manage a diversified portfolio of healthcare properties, which we believe will drive reliable, increasing rental revenue and cash flow.

Growth Strategy

We intend to continue to grow our portfolio of healthcare properties primarily through acquisitions of Non-Urban healthcare facilities that provide stable revenue growth and predictable long-term cash flows. We generally focus on individual acquisition opportunities of $10 million or less in off-market or lightly marketed transactions and do not intend to participate in competitive bidding or auctions of properties. We believe that there are abundant opportunities to acquire attractive healthcare properties in our target markets either from third-party owners of existing healthcare facilities or directly with healthcare providers through sale-leaseback transactions. We believe there is significantly less competition for these Non-Urban assets from existing REITs and institutional buyers than for comparable assets in urban areas, thereby increasing the potential for attractive risk-adjusted returns. Furthermore, we may acquire healthcare properties on a non-cash basis in a tax efficient manner through the issuance of OP units as consideration for the transaction.

We intend for our investment portfolio to be diversified among healthcare facility type and segments such as ambulatory surgery centers, behavioral facilities, dialysis clinics, medical office buildings, oncology centers, physician clinics, acute care hospitals, assisted living facilities, post-acute care hospitals, skilled nursing facilities, and specialty hospitals, as well as being diverse both geographically and with respect to our tenant base. We seek to invest in properties where we can develop strategic alliances with financially sound healthcare providers that offer need-based healthcare services in our target markets.

In connection with our review and consideration of healthcare real estate acquisition opportunities, we generally take into account a variety of considerations, including but not limited to:

•	whether the property will be leased to a financially-sound healthcare tenant;

•	the historical performance of the market and its future prospects;

•	property location, with an emphasis on proximity to a population base;

•	demand for healthcare related services and facilities;

•	current and future supply of competing properties;

•	occupancy and rental rates in the market;

•	population density and growth potential;

•	anticipated capital expenditures;

•	anticipated future acquisition opportunities; and

•	existing and potential competition from other healthcare real estate owners and tenants.

We currently have no intention to invest in companies that provide healthcare services structured to comply with the REIT Investment Diversification and Empowerment Act of 2007, or RIDEA.

Portfolio Summary

See Note 2 to the Consolidated Financial Statements in Item. 8 "Financial Statements and Supplementary Data" for a table that summarizes our portfolio as of December 31, 2015.

Customer Concentrations

Our real estate portfolio is leased to a diverse tenant base. For the year ended December 31, 2015, none of our tenants individually accounted for 10% or more of our consolidated revenues. We have no control over the success or failure of our tenants' businesses and, at any time, any of our tenants may experience a downturn in its business that may weaken its financial condition.

Geographic Concentrations

Approximately 42.1% of our annualized revenues as of December 31, 2015 was derived from properties located in Kansas (16.9%), Texas (13.9%) and Florida (11.3%). Such geographic concentrations could expose the Company to certain downturns in the economics of those states or other changes in the such states' respective real estate market conditions. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in any of these areas could have an effect on our overall business results. In the event of negative economic or other changes in any of these markets, our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares may be adversely affected. See each of the discussions under Item 1A, "Risk Factors," under the captions "Adverse economic or other conditions in the geographic markets in which we conduct business could negatively affect our occupancy levels and rental rates and have a material adverse effect on our operating results," and "A large percentage of our properties are located in Kansas, Texas and Florida, and changes in these markets may materially adversely affect us."

Recent Developments

In January 2016, the Company acquired two real estate properties totaling approximately 59,500 square feet for an aggregate purchase price of approximately $9.5 million, including cash consideration of approximately $9.5 million. Upon acquisition, the properties were 89.4% leased with lease expiration dates through 2025.

In January 2016, the Company funded a $12.5 million mortgage note secured by a 85,000 square foot behavioral facility in Illinois which matures on January 31, 2027. The Company received a loan fee from the transaction totaling $93,750 which has been deferred and will be recognized into income on a straight-line basis. The mortgage note requires monthly interest only payments to us of 11.0% per annum through January 2017 and has a stated fixed interest rate of 9.5% per annum thereafter in which monthly principal and interest payments will be due through maturity. The Company has an option to purchase the property through January 13, 2017 for a fixed amount.

The Company borrowed $21.0 million under our credit facility to fund these acquisitions and mortgage note funding, resulting in $38.0 million outstanding under the Credit Facility at January 31, 2016.

Tax Status

We expect to qualify to be taxed as a REIT for U.S. federal income tax purposes for the year ended December 31, 2015. Our qualification as a REIT will depend upon our ability to meet, on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code of 1986, as amended, or the Code, relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and that our manner of operations will enable us to meet the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes for the year ended December 31, 2015.

As a REIT, we generally will not be subject to U.S. federal income tax on our taxable income that we distribute currently to our stockholders. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute on an annual basis at least 90% of their REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. If we fail to qualify for taxation as a REIT in any taxable year and do not qualify for certain statutory relief provisions, our income for that year will be subject to tax at regular corporate rates, and we would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. Even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to state and local taxes on our income and assets and to U.S. federal income and excise taxes on our undistributed income. Additionally, any income earned by Community Healthcare Trust Services, Inc., our taxable REIT subsidiary, and any other “taxable REIT subsidiaries”, or TRS, that we form or acquire in the future will be fully subject to U.S. federal, state and local corporate income tax.

Government Regulation

Our healthcare tenants and their operators are subject to extensive federal, state and local government legislation and regulation. Compliance with these regulatory requirements can increase operating costs and, thereby, adversely affect the financial viability of our tenants’ businesses. Our tenants' failure to comply with these laws and regulations could adversely affect their ability to successfully operate our properties, which could negatively impact their ability to satisfy their contractual obligations to us. As a landlord, we intend for all of our business activities and operations to conform in all material respects with all applicable laws and regulations, including healthcare laws and regulations. Our leases require the tenants and operators to comply with all applicable laws, including healthcare laws.

These laws subject tenant healthcare facilities and practices to requirements related to reimbursement, licensing and certification policies, ownership of facilities, addition or expansion of facilities and services, pricing and billing for services, compliance obligations (including those governing the security, use and disclosure of confidential patient information) and fraud and abuse laws. These laws and regulations are wide-ranging and complex, may vary or overlap from jurisdiction to jurisdiction, and are subject frequently to change. Healthcare facilities may also be affected by changes in accreditation standards or in the procedures of accrediting agencies that are recognized by governments in the certification process. In addition, expansion (including the addition of new beds or services or the acquisition of medical equipment) and occasionally the discontinuation of services of healthcare facilities are generally subject to state regulatory approval through certificate of need programs. Different tenants may be more or less subject to certain types of regulation, some of which are specific to the type of facility or provider.

Changes in laws and regulations, reimbursement enforcement activity and regulatory non-compliance by our tenants and operators can all have a significant effect on their operations and financial condition, which in turn may adversely impact us, as detailed below and set forth under Item 1A, “Risk Factors,” under the caption “The healthcare industry is heavily regulated and new laws or regulations, changes to existing laws or regulations, changes to reimbursement models or structure, loss of licensure or failure to obtain licensure could adversely impact our company and result in the inability of our tenants to make rent payments to us.” We highlight below several of the more complex laws, however this is an overview, as the complexities of the laws impacting tenants are varied and extensive.

Physician Ownership Regulations

Physician ownership of healthcare facilities is generally prohibited by law subject to certain exceptions. The Affordable Care Act placed strict limitations on the availability of certain exceptions to the physician ownership regulations, including previously utilized "rural provider" and "whole hospital" exceptions. These regulations are extensive and complex. Further, various rent arrangements may be subject to federal and state laws and regulations governing illegal rebates and kickbacks where co-investors are physicians or others in a position to refer patients to the facilities. The effect of these laws and regulations is generally to prohibit, through the imposition of criminal and civil penalties (including exclusion from programs such as Medicare and Medicaid), payment arrangements that are construed to include compensation for patient referrals. Additional legislative and regulatory proposals may be enacted or adopted in the future that adversely affect physicians and other healthcare providers that invest in healthcare facilities, regardless of whether there is compensation for referrals, by limiting reimbursement by the Medicare and Medicaid programs of otherwise covered services, requiring disclosures of such interests, or imposing civil monetary and criminal penalties and fines for violations of proscriptions against patient referrals to such facilities.

Fraud and Abuse Laws

There are various federal and state laws regarding fraud and abuse by healthcare providers who receive payments from or are in a position to make referrals in connection with the Medicare and Medicaid programs. Our lease arrangements with certain tenants may also be subject to these fraud and abuse laws. We expect that the healthcare industry will continue to face increased regulations and pressure in the areas of fraud, waste and abuse, cost control, healthcare management and provision of services. These laws include, without limitation:

•
the federal Anti-Kickback Statute, which prohibits, among other things, the offer, payment, solicitation or acceptance of remuneration, directly or indirectly, in return for referring an individual to a provider of services for which payment may be made in whole or in part under a federal healthcare program, including the Medicare or Medicaid programs. Courts have interpreted this statute broadly and held that the Anti-kickback Statute is violated if just one purpose of the remuneration is to generate referrals, even if there are other lawful purposes. The Affordable Care Act provides that knowledge of the Anti-Kickback Statute or specific intent to violate the statute is not required in order to violate the Anti-Kickback Statute. Violation of the Anti-Kickback Statute is a crime, punishable by criminal fines and penalties, including imprisonment. Violations may also result in civil and administrative sanctions, including civil fines, exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid, and monetary penalties in amounts treble to the underlying remuneration. Although it is our intention to fully comply with the Anti-Kickback Statue, as well as all other applicable state and federal laws, there can be no assurance regulatory authorities enforcing these laws will determine our financial arrangements or the financial relationships of our tenants comply with the Anti-Kickback Statute or other similar laws. Any violation of the Anti-Kickback Statue by our tenants could result in substantial fines and penalties that may affect their ability to meet the terms of their leases with us and, as a result, could have an adverse effect on our business;

•
the federal Physician Self-Referral Prohibition, or Stark Law, prohibits a physician from making a referral to an entity furnishing "designated health services" paid by Medicare or Medicaid if the physician or a member of the physician's immediate family has a financial relationship with that entity. The Stark Law also prohibits entities that provide designated health services from billing the Medicare and Medicaid programs for any items or services that result from a prohibited referral and requires the entities to refund amounts received for items or services provided pursuant to the prohibited referral. Sanctions for violating the Stark Law include denial of payment, civil fines, and exclusion from the Medicare and Medicaid programs. Failure to refund amounts received pursuant to a prohibited referral may also constitute a false claim and result in additional penalties under the False Claims Act. There are exceptions to the self-referral prohibition for many of the customary financial arrangements between physicians and providers. Although our lease agreements require lessees to comply with the Stark Law, we cannot offer assurance that the arrangements entered into by us or by our tenants will be found to be in compliance with the Stark Law or similar state laws. Any violation of the Stark Law or similar state laws by our tenants could result in substantial fines and penalties that may affect their ability to meet the terms of their leases with us and, as a result, could have an adverse effect on our business;

•
the federal False Claims Act prohibits knowingly making or presenting any false claim for payment to the federal government. The government may use the False Claims Act to prosecute Medicare and other government program fraud. The False Claims Act defines the term "knowingly" broadly and includes submitting a claim with reckless disregard to its truth or falsity. The False Claims Act contains qui tam, or whistleblower, provisions that allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. These whistleblowers may collect a portion of the government's recovery. In some cases, whistleblowers and the federal government have taken the position, and some courts have held, that providers who allegedly have violated other statutes, such as the Anti-Kickback Statute and the Stark Law, have thereby submitted false claims under the False Claims Act. The Affordable Care Act clarifies this issue with respect to the Anti-Kickback Statute by providing that submission of claims for services or items generated in violation of the Anti-Kickback Statute is a per se violation of the False Claims Act. If a defendant is found liable under the False Claims Act, the defendant may be required to pay three times the actual damages sustained by the government, additional civil penalties, and the whistleblower's attorneys' fees. Many states have enacted similar statutes preventing the presentation of a false claim to a state government. We expect more to do so because the Social Security Act provides a financial incentive for states to enact statutes establishing state level liability. Any violation of the False Claims Act by our tenants could result in substantial fines and penalties that may affect their ability to meet the terms of their leases with us and, as a result, could have an adverse effect on our business;

•
the federal Civil Monetary Penalties Law authorizes the imposition of monetary penalties against an entity that engages in a number of prohibited activities. The penalties vary by the prohibited conduct, but include civil fines and treble damages for the total amount of remuneration claimed. Any violations of the Civil Monetary Penalties Law by our tenants could result in substantial fines and penalties that may affect their ability to meet the terms of their leases with us and, as a result, could have an adverse effect on our business; and

•
state anti-kickback, anti-inducement, anti-referral and insurance fraud laws which may be generally similar to, and potentially more expansive than, the federal laws set forth above. The scope of these state laws is broad because they can often apply regardless of the source of payment for care. Little precedent exists for their interpretation or enforcement. These statutes typically provide for criminal and civil penalties, as well as loss of facility licensure. Any violation of such laws by our tenants could result in substantial fines and penalties that may affect their ability to meet the terms of their leases with us and, as a result, could have an adverse effect on our business.

Significant media and public attention has focused in recent years on the healthcare industry. The federal government is dedicated to funding additional federal enforcement activities related to healthcare providers and preventing fraud and abuse. Our tenants will engage in many of routine healthcare operations and other activities that could be the subject of governmental investigations or inquiries. For example, our tenants may have significant Medicare and Medicaid billings, numerous financial arrangements with physicians who are referral sources, and joint venture arrangements involving physician investors. In recent years, Congress has increased the level of funding for fraud and abuse enforcement activities. It is possible that governmental entities could initiate investigations or litigation in the future and that such matters could result in significant costs and penalties, as well as adverse publicity. Governmental agencies and their agents, such as the Medicare Administrative Contractors, fiscal intermediaries and carriers, as well as the Office of Inspector General of the United States Department of Health and Human Services, or HHS, the Centers for Medicare and Medicaid Services and state Medicaid programs, may conduct audits of our tenants' operations. Private payers may conduct similar post-payment audits, and our tenants may also perform internal audits and monitoring. Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic, the resolution of these audits could have a material, adverse effect on our portfolio's financial position, results of operations and liquidity.

Affordable Care Act

The Affordable Care Act has continued to change how healthcare services are covered, delivered and reimbursed. The Affordable Care Act includes payment reform provisions intended to drive Medicare towards more value-based purchasing which, in turn, increases accountability for healthcare providers for the quality and costs of the healthcare services they provide. While more individuals now carry healthcare coverage as a result of the Affordable Care Act, the full effects of the changes to reimbursement models for both public and commercial coverage continue to evolve. Each kind of healthcare provider tenant has a different and complex set of laws related to reimbursement and reimbursement models, which may affect the tenant's ability to collect revenues and meet the terms of their leases. Such varying reimbursement models and laws impact each kind of provider as well as the healthcare system as a whole. For example, for physicians, the Centers for Medicare and Medicaid Services sets an annual Medicare Sustainable Growth Rate and updates a related physician fee schedule to control spending by Medicare on physician services The implementation of this physician fee schedule can be suspended or adjusted by Congress, as has been done regularly in the past. In addition, for ambulatory service centers, the Affordable Care Act introduced provisions that reduce the annual inflation update for payment rates by a "productivity adjustment," which may result in a decrease in Medicare payment rates for the same procedures in a given year compared to the prior year. Other changes brought about by the Affordable Care Act could negatively impact reimbursement for any one of the kind of provider tenants as outlined below.

The Affordable Care Act also has begun to alter reimbursement from private insurers and managed care organizations. Networks continue to readjust and all providers must ensure adequate market share in their respective areas to remain in the network created by many of the managed care organizations. Under the Affordable Care Act, individuals are required to obtain coverage or pay a penalty resulting in millions of more Americans obtaining coverage, usually through the healthcare exchanges (called the Marketplace) established to provide coverage in each state. It is unclear at this time how the Marketplace coverage will impact each state and locale.

Licensure and Certificates of Need

Healthcare providers are subject to other state and federal reporting obligations that are tied to licensure, certification and accreditation requirements. Many of our tenants may require a license or a certificate of need to operate. Failure to obtain or the loss of such license or certificate would be a material event, likely resulting in the inability of the tenant to operate in the leased space, thereby materially impacting the tenant's ability to make rent payments. State and local laws further regulate aspects of the tenants operations and ability to expand. States and local laws vary from state to state and are subject to change. It is impossible to predict the impact of a tenant's ability to continue to provide services and the costs associated with operating in compliance with licensure, accreditation and certificate of need requirements.

Additional Regulations

In addition to the federal, state and local laws discussed above, our healthcare tenants and their operators are subject to additional extensive and complex legislative and regulatory obligations. Compliance with these regulatory requirements can increase operating costs and, thereby, adversely affect the financial viability of our tenants' businesses. Furthermore, in connection with the expansion of existing operations and the entry into new markets, healthcare providers may become subject to compliance with additional regulation. Our tenants' failure to comply with these laws and regulations could adversely affect their ability to successfully operate our properties, which could negatively impact their ability to satisfy their contractual obligations to us. Some of these additional laws and regulations include, but are not limited to:

•
requirements to maintain complex written compliance and training programs. Failure to comply with such laws may result in government investigations, whistleblower litigation, additional inspections, review of licensure and other actions which can be costly, thereby impacting on the fiscal strength of the tenant;

•
federal and state legislation and regulations regarding the privacy and security of patient information. In addition to HIPAA privacy, security and breach notification requirements, providers are responsible for compliance with state laws regarding confidentiality and data breach notification;

•	specific licensure and certification requirements for each type of entity, which may also vary by jurisdiction. These requirements may be subject to periodic revision; and

•
a variety of other reporting obligations, many of which include financial penalties for failure to report. For example, most providers are also obligated to report measures as a part of their "Meaningful Use" reporting and certain physicians are required to report as a part of the Physician Quality Reporting System. Failure by eligible providers and eligible hospitals to meet these measures can result in significant reductions of payments from government programs.

Finally, our tenants are also subject to regulations and laws that are specific to each particular type of healthcare entity. The following entities on which we focus are subject to the additional regulations and laws, some of which are articulated below:

•
Ambulatory surgery centers: Ambulatory surgery centers must be certified and approved in order to enter into written agreements with the Center for Medicare and Medicaid Services. An ambulatory surgery center and another entity, such as an adjacent physician's office, are not permitted to mix functions and operations in a common space during concurrent or overlapping hours of operations. Ambulatory surgery centers must be accredited and undergo periodic inspections regarding standards of medical care, equipment and hygiene. In addition, many states require regulatory approval, including certificates of need prior to establishment of an ambulatory surgery center, offering certain services or making expenditures in excess of statutory thresholds for healthcare equipment, facilities or programs. Medicare reimburses ambulatory surgery centers in accordance with a payment system implemented by the Center for Medicare and Medicaid Services which utilizes the Outpatient Prospective Payment System, or OPPS. Medicare pays ambulatory surgery centers a single payment for covered surgical procedures. The OPPS is set by the Center for Medicare and Medicaid Services on an annual basis which results in changes to the reimbursement each year for ambulatory surgery centers. Ambulatory surgery centers must also comply with very detailed quality reporting obligations.

•
Behavioral facilities: In addition to the federal and state laws regarding the confidentiality and security of patient information, behavioral facilities are required to comply with federal and state laws regarding mental health and substance abuse, including, but not limited to the federal substance abuse confidentiality regulations found at 42 CFR Part 2. The kind of regulatory obligations are generally determined by whether the behavioral facility provides inpatient services, outpatient services or both. Many states require regulatory approval, including certificates of need, before providers can establish certain types of healthcare facilities, offer certain services or make expenditures in excess of statutory thresholds for healthcare equipment, facilities or programs. Behavioral facilities, licensed and reviewed periodically by state healthcare agencies and are subject to extensive federal, state, and local regulatory and inspection requirements. Behavioral facilities must also comply with very detailed quality reporting obligations.

•
Dialysis clinics: Dialysis clinics are subject to complex federal and state requirements related to the provision of treatment for end stage renal disease. Dialysis clinics must submit an application to the Center for Medicare and Medicaid Services to furnish services to Medicare beneficiaries and must be certified by states. Additional statutory and regulatory requirements include furnishing data and information for end stage renal disease program administration and participation in network activities. Dialysis clinics are subject to periodic inspections. Dialysis clinics and their operations are also subject to complex Medicare and Medicaid payment rules and regulations in which dialysis services are generally reimbursed on a bundled payment system basis with certain case-mix adjustments. Dialysis clinics must also comply with very detailed quality reporting obligations.

•
Medical office buildings: Medical office buildings are generally not subject to separate licensure requirements, although certain services may be subject to licensure, certificate of need and other regulatory requirements. The success of a medical office building is dependent on a number of factors. Various licenses and permits are required of tenants for narcotics, laboratories, pharmacies, radioactive materials and certain equipment. Tenants are also subject to extensive federal, state and local legislative and regulatory requirements which are dependent upon the kind of providers within the building. In addition, medical and surgical services and practices may be extensively supervised by committees of doctors and may be reviewed by state and local governing boards and quality assurance personnel.

•
Oncology centers: Oncology centers and their operations are subject to extensive federal, state and local legislation and regulations and inspection requirements. The service offerings by the oncology center (medical services, surgical services or radiation oncology) will dictate the legal requirements the tenant will need to comply with to meet its obligations. Oncology centers must also comply with very detailed quality reporting obligations.

•
Physician clinics: Every state imposes licensing requirements on individual physicians and on facilities and services operated by physicians. Many states require regulatory approval, including certificates of need, before establishing certain types of physician-directed clinics, offering certain services or making expenditures in excess of statutory thresholds for health care equipment, facilities or programs. In connection with the expansion of existing operations and the entry into new markets, physician clinics and affiliated practice groups may become subject to compliance with additional regulation.

•
Acute care hospitals: Acute care hospitals are licensed and subject to periodic inspections regarding standards of medical care, equipment and hygiene as a condition of licensure. Many states require regulatory approval, including certificates of need, before providers can establish certain types of healthcare facilities, offer certain services or make expenditures in excess of statutory thresholds for healthcare equipment, facilities or programs. Acute care hospitals must also comply with complex state and federal regulations, including the Emergency Medical Treatment and Labor Act, or EMTALA, which requires hospitals to stabilize all patients prior to any transfer. Failure to comply with EMTALA or any of the other regulatory obligations may result in investigations and regulatory action. Acute care hospitals are also subject to very detailed quality reporting requirements.

•
Long-term care facilities (including assisted living and skilled nursing facilities): Long-term care facilities, including assisted living facilities and skilled nursing facilities, are licensed and reviewed periodically by state healthcare agencies and are subject to extensive federal, state, and local regulatory and inspection requirements. These requirements relate to, among other things, the quality of the nursing care, the qualifications of administration personnel and nursing staff, the condition of the long-term care facility and the adequacy of its equipment, and continuing compliance with laws and regulations relating to the operation of the facilities. Long-term care facilities are also subject to very detailed quality reporting requirements.

•
Specialty hospitals and/or post-acute care hospitals: Like acute care hospitals and long term care facilities, specialty hospitals are subject to periodic inspections regarding standards of medical care, equipment and hygiene as a condition of licensure. Many states require regulatory approval, including certificates of need, before providers can establish certain types of healthcare facilities, offer certain services or make expenditures in excess of statutory thresholds for healthcare equipment, facilities or programs. Specialty and post-acute care hospitals are also subject to very detailed quality reporting requirements.

Environmental Matters

As an owner of real estate, we are subject to various federal, state and local environmental laws, regulations and ordinances and also could be liable to third parties as a result of environmental contamination or noncompliance at our properties even if we no longer own such properties. See the discussion under Item 1A, “Risk Factors,” under the caption “Environmental compliance costs and liabilities associated with owning and leasing our properties may affect our results of operations.”

Competition

We compete with many other entities engaged in real estate investment activities for acquisitions of healthcare properties, including national, regional and local operators, acquirers and developers of healthcare-related real estate properties. The competition for healthcare-related real estate properties may significantly increase the price that we must pay for healthcare properties or other assets that we seek to acquire, and our competitors may succeed in acquiring those properties or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger REITs that target healthcare properties may enjoy significant competitive advantages that result from, among other things, a lower cost of capital, enhanced operating efficiencies, more personnel and market penetration and familiarity with markets. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. Increased competition would result in increased demand for the same assets and therefore increase prices paid for them. Those higher prices for healthcare properties or other assets may adversely affect our returns from our investments.

Insurance

We carry comprehensive liability insurance and property insurance covering our properties. In addition, tenants under long-term single-tenant net leases are required to carry property insurance covering our interest in the buildings.

Employees

At December 31, 2015, we employed nine people. The employees are not members of any labor union, and we consider our relations with our employees to be excellent.

Seasonality

Our business has not been, and we do not expect it to become subject to, material seasonal fluctuations.

Available Information

The Company makes available to the public free of charge through its internet website the Company’s Definitive Proxy Statement, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such reports with, or furnishes such reports to, the Securities and Exchange Commission ("SEC"). The Company’s internet website address is www.communityhealthcaretrust.com.

The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains electronic versions of the Company’s reports on its website at www.sec.gov.

Corporate Governance Guidelines

The Company has adopted Corporate Governance Guidelines relating to the conduct and operations of the Board of Directors. The Corporate Governance Guidelines are posted on the Company’s website (www.communityhealthcaretrust.com) and are available in print to any stockholder who requests a copy.

Committee Charters

The Board of Directors has an Audit Committee, Compensation Committee and Corporate Governance Committee. The Board of Directors has adopted written charters for each committee which are posted on the Company’s website (www.communityhealthcaretrust.com) and are available in print to any stockholder who requests a copy.

Executive Officers

Information regarding the executive officers of the Company is set forth in Part III, Item 10 of this report and is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

Risks Related to Our Business

We are recently formed and have a very limited operating history; therefore there is no assurance that we will be able to successfully operate our business as a publicly traded company or generate sufficient cash flows to make or sustain distributions to our stockholders.

We commenced operations on May 27, 2015 and have a very limited operating history. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives as described in this report and that the value of your investment could decline substantially. Our financial condition and results of operations will depend on many factors, including the availability of acquisition opportunities, readily accessible short- and long-term financing, conditions in the financial markets and economic conditions generally. There can be no assurance that we will be able to generate sufficient cash flow over time to pay our operating expenses and make distributions to stockholders. If we fail to successfully operate our business, implement our investment strategy or generate sufficient revenue to make or sustain distributions to stockholders, the value of your investment could decline significantly or you could lose all or a portion of your investment.

Additionally, we cannot assure you that the past experience of our executive officers will be sufficient to successfully operate our company as a REIT or a listed public company, including the requirements to timely meet disclosure requirements of the SEC. We may be required to revise our control systems and procedures in order to qualify and maintain our qualification as a REIT, to satisfy our periodic and current reporting requirements under applicable regulations of the SEC and to comply with the NYSE listing standards, and this transition could place a significant strain on our management systems, infrastructure and other resources. Failure to operate successfully as a listed public company or maintain our qualification as a REIT would have an adverse effect on our financial condition, results of operations, cash flow and per share trading price of our common stock.

Our real estate investments are concentrated in healthcare properties, making us more vulnerable economically than if our investments were diversified in other segments of the economy.

We acquire, own, manage, operate and selectively develop properties for lease primarily to physicians and healthcare delivery systems. We are subject to risks inherent in concentrating investments in real estate, and the risks resulting from a lack of diversification is even greater as a result of our business strategy to concentrate our investments in the healthcare sector. Any adverse effects that result from these risks could be more pronounced than if we diversified our investments outside of healthcare properties. Given our concentration in this sector, our tenant base is especially concentrated and dependent upon the healthcare industry generally, and any industry downturn could adversely affect the ability of our tenants to make lease payments and our ability to maintain current rental and occupancy rates. Our tenant mix could become even more concentrated if a significant portion of our tenants practice in a particular medical field or are reliant upon a particular healthcare delivery system. Accordingly, a downturn in the healthcare industry generally, or in the healthcare related facility specifically, could adversely affect our business, financial condition and results of operations, our ability to make distributions to our shareholders and the market price of our common shares.

We may be unable to source off-market or lightly marketed deal flow in the future, which may have a material adverse effect on our growth.

A key component of our investment strategy is to acquire additional Non-Urban healthcare properties in off-market or lightly marketed transactions, relying on our officers’ relationships with healthcare providers and real estate brokers. We seek to acquire properties before they are widely marketed by real estate brokers. As we expect to compete with many national, regional and local acquirers of healthcare properties, properties that are acquired in off-market or lightly marketed transactions are typically more attractive to us as a purchaser because of the absence of a formal sales process, which could lead to higher prices. In the formal sales process, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger REITs, including publicly traded and privately held REITs, private equity investors or institutions investment funds who are targeting healthcare properties may enjoy significant competitive advantages that result from, among other things, a lower cost of capital, enhanced operating efficiencies, more risk tolerance, more personnel and market penetration and familiarity with markets. As such, if we do not have access to off-market or lightly marketed deal flow in the future, our ability to locate and acquire additional properties in Non-Urban markets at attractive prices could be materially and adversely affected, which could materially impede our growth, and, as a result, adversely affect our operating results.

Our business could be harmed if key personnel terminate their employment with us or if we are unsuccessful in integrating new personnel into our operations.

Our success depends, to a significant extent, on the continued services of Mr. Timothy G. Wallace, our Chairman, Chief Executive Officer and President, Mr. W. Page Barnes, our Executive Vice President and Chief Financial Officer, and Ms. Leigh Ann Stach, our Vice President of Financial Reporting and Chief Accounting Officer. Each executive officer has significant experience in the healthcare and/or real estate industry and have all developed significant relationships with various healthcare providers and real estate brokers throughout the United States. Our ability to continue to acquire and develop healthcare properties in off market or lightly marketed transactions depends upon the significant relationships that our senior management team has developed over many years.

Although we have entered into employment agreements with Messrs. Wallace and Barnes and Ms. Stach, we cannot provide any assurance that any of them will remain employed by us. Our ability to retain our executive officers, or to attract suitable replacements should any member of the senior management team leave, is dependent on the competitive nature of the employment market. The loss of services of, or the failure to successfully integrate one or more new members of, our senior management team could adversely affect our business and our prospects.

We may not realize the benefits that we anticipate from strategic alignments with particular healthcare providers.

As part of our business strategy, we rely on our management team’s relationships with healthcare providers and attempt to locate potential healthcare properties through strategic alignments with healthcare providers. We may not realize the benefits that we anticipate as a result of these strategic relationships, including the opportunity to purchase any healthcare properties. Moreover, acquiring and managing a portfolio of healthcare properties that are strategically aligned does not assure the success of any given property. In particular, we may not obtain or realize increased rents, long-term tenants, or reduced tenant turnover rates as compared to healthcare properties that are not strategically aligned. The associated healthcare provider may not be financially successful and the strategic alignment that we seek for our healthcare properties may not result in the benefit that we anticipate. Furthermore, tenants that we consider to be aligned strategically with our business objectives could terminate their leases, and we may not succeed in replacing them with tenants that are strategically aligned with us. If we do not realize the benefits that we anticipate from this focus and those strategic alignments dissolve and we are not successful in replacing them, our reputation, business, financial results and prospects may be adversely affected.

We may be unable to complete any pending acquisitions, which would adversely affect our ability to make distributions to our stockholders and could have a material adverse impact on our results of operations, earnings and cash flow.

We cannot assure you that we will complete any pending acquisitions on the terms described in this report or other reports the Company may file or furnish in future SEC filings, because these transactions are subject to a variety of conditions, including, in the case of properties under contract, the execution of a mutually agreed-upon lease between us and the proposed tenant, our satisfactory completion of due diligence and the satisfaction of customary closing conditions. These transactions, whether or not successful, require substantial time and attention from management. Furthermore, the pending acquisitions require significant expense, including expenses for due diligence, legal and accounting fees and other costs. If we are unable to complete the acquisitions of any potential acquisitions, we would still incur the costs associated with pursuing those investments, but would not generate the revenues and net operating income that we currently anticipate, which would adversely affect our ability to make distributions to our stockholders and could have a material adverse impact on our financial condition, results of operations and the market price of our common shares.

We may be unable to successfully acquire properties and expand our operations into new or existing Non-Urban markets.

A component of our strategy is to pursue acquisitions of properties in new and existing Non-Urban markets. These acquisitions could divert our officers’ attention from other pending and/or potential acquisitions, and we may be unable to retain key employees or attract highly qualified new employees in those markets. In addition, we may not possess familiarity with the dynamics and prevailing conditions of any new Non-Urban markets, which could adversely affect our ability to successfully expand into or operate within those markets. For example, new Non-Urban markets may have different insurance practices, reimbursement rates and local real estate zoning regulations than those with which we are familiar. We may find ourselves more dependent on third parties in new Non-Urban markets because our physical distance could hinder our ability to directly and efficiently manage and otherwise monitor new properties in new Non-Urban markets. In addition, our expansion into new Non-Urban markets could result in unexpected costs or delays as well as lower occupancy rates and other adverse consequences. We may not be successful in identifying suitable properties or other assets that meet our acquisition criteria or in consummating acquisitions on satisfactory terms or at all for a number of reasons, including, among other things, significant competition from other perspective purchasers in new Non-Urban markets, unsatisfactory results of our due diligence investigations, failure to obtain financing for the acquisition on favorable terms or at all, and our misjudgment of the value of the opportunities. We may also be unable to successfully integrate the operations of acquired properties, maintain consistent standards, controls, policies and procedures, or realize the anticipated benefits of the acquisitions within the anticipated timeframe or at all. If we are unsuccessful in expanding into new or our existing Non-Urban markets, it could materially and adversely affect our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock.

Our healthcare provider tenants and the associated healthcare providers with which our healthcare properties are strategically aligned may be unable to compete successfully.

Our healthcare provider tenants and the associated healthcare providers with which our healthcare properties are strategically aligned often face competition from other nearby healthcare providers that provide comparable services. Any of our properties may be materially and adversely affected if the healthcare provider with which it is strategically aligned is unable to compete successfully. There are numerous factors that determine the ability of a healthcare provider to compete successfully, most of which are outside of our control. Managed care organizations may change their lists of preferred hospitals or in-network physicians. Physicians also may change hospital affiliations. If competitors of our tenants or competitors of the associated healthcare provider with which our healthcare properties are strategically aligned have greater geographic coverage, improve access and convenience to physicians and patients, provide or are perceived to provide higher quality services, recruit physicians to provide competing services at their facilities, expand or improve their services or obtain more favorable managed care contracts, our tenants may not be able to compete successfully. Any reduction in rental revenues resulting from the inability of our tenants or the associated healthcare providers with which our healthcare properties are strategically aligned to compete in providing medical services and/or receiving sufficient rates of reimbursement for healthcare services rendered could have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock.

The bankruptcy, insolvency or weakened financial position of our tenants, and particularly our largest tenants, could materially and adversely affect our operating results and financial condition.

We receive substantially all of our revenue from rent payments from tenants under leases of space in our healthcare properties. We have no control over the success or failure of our tenants’ businesses and, at any time, any of our tenants may experience a downturn in its business that may weaken its financial condition. Additionally, private or governmental payers may lower the reimbursement rates paid to our tenants for their healthcare services. For example, the Affordable Care Act provides for significant reductions to Medicare and Medicaid payments. As a result, our tenants may delay lease commencement or renewal, fail to make rent payments when due or declare bankruptcy. Any leasing delays, tenant failures to make rent payments when due or tenant bankruptcies could result in the termination of the tenant’s lease and, particularly in the case of a large tenant, or a significant number of tenants, may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock. In addition, to the extent a tenant vacates specialized space in one of our properties (such as imaging space, ambulatory surgical space, or inpatient hospital space), re-leasing the vacated space could be more difficult than re-leasing less specialized office space, as there are fewer users for such specialized healthcare space in a typical market than for more traditional office space.

Any bankruptcy filings by or relating to one of our tenants could bar all efforts by us to collect pre-bankruptcy debts from that tenant or seize its property, unless we receive an order permitting us to do so from a bankruptcy court, which we may be unable to obtain. A tenant bankruptcy could also delay our efforts to collect past due balances under the relevant leases and could ultimately preclude full collection of these sums. Furthermore, if a tenant rejects the lease while in bankruptcy, we would have only a general unsecured claim for pre-petition damages. Any unsecured claim that we hold may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. It is possible that we may recover substantially less than the full value of any unsecured claims that we hold, if any, which may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock. Furthermore, dealing with a tenant bankruptcy or other default may divert management’s attention and cause us to incur substantial legal and other costs, which could adversely affect our ability to execute our business strategies, financial condition, and results of operations, as well as our ability to make distributions to our stockholders and the market price of our common stock.

A high concentration of our properties in a particular facility type magnifies the effects of events that may adversely impact this particular facility type.

We acquire income-producing healthcare properties diversified by facility type. However, our ability to diversify our portfolio will be limited as to the number of investments we are able to make. As such, any adverse situation that disproportionately affects a facility type that is concentrated in our portfolio would have a magnified adverse effect on our portfolio.

We may not be aware of characteristics or deficiencies involving any one or all of our properties, which could have a material adverse effect on our business.

Some of our properties may have characteristics or deficiencies unknown to us that could affect their valuation or revenue potential and such properties may not ultimately perform to our expectations. We cannot assure you that the operating performance of our properties will not decline under our management. Any characteristics or deficiencies in our properties that adversely affect the value of the properties or their revenue-generation potential could have a material adverse effect on our business, financial condition, and results of operations, as well as our ability to make distributions to our stockholders and the market price of our common stock.

We may have difficulty finding suitable replacement tenants in the event of a tenant default or non-renewal of our leases, especially for our properties located in smaller markets.

We cannot predict whether our tenants will renew existing leases beyond their current terms. We currently have 16 leases scheduled to expire in 2016 and 8 leases scheduled to expire in 2017, which represent 13.7% and 11.8% of our total annualized lease revenue, respectively. If any of our leases are not renewed, or are terminated prior to the contractual expiration date, we would attempt to lease those properties to another tenant at then-current market rates. However, following expiration of a lease term or if we exercise our right to replace a tenant in default, rental payments on the related properties could decline or cease altogether while we reposition the properties with a suitable replacement tenant. Because our properties are located in Non-Urban areas, the timetable to replace a departing tenant may be longer than replacing a tenant in an urban area. As such, we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our properties while they are being repositioned. Furthermore, our ability to reposition our properties with a suitable tenant could be significantly delayed or limited by state licensing, receivership, certificate of need, or CON, or other laws, as well as by the Medicare and Medicaid change-of-ownership rules. We could also incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings. In addition, our ability to locate suitable replacement tenants could be impaired by the specialized healthcare uses or contractual restrictions on use of the properties, and we may be required to spend substantial amounts to adapt the properties to other uses. Any such delays, limitations and expenses could adversely impact our ability to collect rent, obtain possession of leased properties or otherwise exercise remedies for tenant default and could have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock.

All of these risks may be greater in the Non-Urban markets on which we focus, where there may be fewer potential replacement tenants, making it more difficult to replace tenants, especially for specialized space, like hospital or outpatient treatment facilities located in our properties, and could have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock.

Adverse economic or other conditions in the geographic markets in which we conduct business could negatively affect our occupancy levels and rental rates and have a material adverse effect on our operating results.

Our operating results depend upon our ability to maintain and improve the anticipated occupancy levels and rental rates at our properties. Adverse economic or other conditions in the geographic markets in which we operate, including periods of economic slowdown or recession, industry slowdowns, periods of deflation, relocation of businesses, changing demographics, water pollution, earthquakes and other natural disasters, fires, terrorist acts, civil disturbances or acts of war and other man-made disasters which may result in uninsured or underinsured losses, and changes in tax, real estate, zoning and other laws and regulations, may lower our occupancy levels and limit our ability to increase rents or require us to offer rental concessions. The failure of our properties to generate revenues sufficient to meet our cash requirements, including operating and other expenses, debt service and capital expenditures, may have an adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock.

A large percentage of our properties are located in Kansas, Texas and Florida, and changes in these markets may materially adversely affect us.

Of our investments in 41 properties, the 14 properties located in Kansas, Texas and Florida provide, in the aggregate, approximately $6.0 million, or approximately 42.1%, of the annualized lease revenue from our properties. As a result of this geographic concentration, we are particularly exposed to downturns in the economies of those states or other changes in such states’ respective real estate market conditions. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in these states could have a disproportionate effect on our overall business results. In the event of negative economic or other changes in these markets, our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock may be materially and adversely affected.

Acquiring or attempting to acquire multiple properties in a single transaction may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

From time to time, we may attempt to acquire multiple properties in a single transaction, including real estate portfolio acquisitions. Portfolio acquisitions are more complex and expensive than single property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in our owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in our portfolio. In addition, a seller may require that a group of properties be purchased as a package even though one or more properties in the portfolio may not satisfy our investment criteria. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. Moreover, our ability to dispose of properties could be limited by our intention to avoid any “dealer sale” that could be subject to the 100% REIT prohibited transaction tax. In addition, to acquire multiple properties in a single transaction, we may be required to accumulate a large amount of cash or incur a significant amount of debt. We would expect the returns that we earn on such cash prior to investing in real property to be less than the ultimate returns on real property. Any of the foregoing events may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Long-term leases may result in below market lease rates over time, which could adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

The properties that we acquire are generally subject to leases which have multi-year terms. Our long-term leases are expected to provide for rent increases over the terms of the leases. However, if we do not accurately judge the potential for increases in market rental rates, we may set the terms of these long-term leases at levels such that even after contractual rental increases, the rent under our long-term leases could be less than then-current market rental rates. Further, we may have no ability to terminate those leases or to adjust the rent to then-prevailing market rates. As a result, our business, financial condition and results of operations and our ability to make distributions to our stockholders could be materially and adversely affected.

We will rely upon external sources of capital to fund future capital needs, and, if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

In order to qualify as a REIT under the Code, we will be required, among other things, to distribute each year to our stockholders at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains. In addition, we will be subject to income tax at regular corporate rates to the extent we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of this distribution requirement, we will not likely be able to fund all of our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely upon external sources of capital, including debt and equity financing, to fund future capital needs. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business or to meet our obligations and commitments as they mature. Our access to capital will depend upon a number of factors over which we have little or no control, including general market conditions, the market’s perception of our current and potential future earnings and cash distributions and the market price of our common stock. We may not be in a position to take advantage of attractive acquisition opportunities for growth if we are unable to access the capital markets on a timely basis on favorable terms.

We may not be able to control our expenses or our expenses may remain constant or increase, even if our revenue does not increase, which could cause our results of operations to be adversely affected.

There are factors beyond our control that may adversely affect our ability to control our expenses. Certain costs associated with real estate investments (e.g., real estate taxes, debt costs and maintenance expenses) required to preserve the value of the property may not be reduced even if a healthcare related facility is not occupied or other circumstances cause our revenues to decrease. If our expenses increase as a result of any of the foregoing factors, our results of operations may be adversely affected.

We may choose not to distribute the proceeds of any sales of real estate to our stockholders, which may reduce the amount of our cash distributions to stockholders.

We may choose not to distribute any proceeds from the sale of real estate investments to our stockholders. Instead, we may elect to use such proceeds to:

•	acquire additional real estate investments;

•	repay debt;

•	create working capital reserves; or

•	make repairs, maintenance, tenant improvements or other capital improvements or expenditures on our properties.

Any decision to retain or invest the proceeds of any sales, rather than distribute such proceeds to our stockholders, may reduce the amount of cash distributions you receive on your common stock.

Our ability to issue equity to expand our business will depend, in part, upon the market price of our common stock, and our failure to meet market expectations with respect to our business could adversely affect the market price of our common stock and thereby limit our ability to raise capital.

The availability of equity capital to us will depend, in part, upon the market price of our common stock, which, in turn, will depend upon various market conditions and other factors that may change from time to time, including:

•	the extent of investor interest in our company and our assets;

•	our ability to satisfy the distribution requirements applicable to REITs;

•	the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	our financial performance and that of our tenants;

•	analyst reports about us and the REIT industry;

•	macroeconomic conditions generally and conditions affecting the healthcare and real estate industry in particular;

•
general stock and bond market conditions, including changes in interest rates on fixed income securities, which may lead prospective purchasers of our common stock to demand a higher annual yield from future distributions;

•
a failure to maintain or increase our dividend which is dependent, in large part, upon funds from operations, or FFO, which, in turn, depends upon increased revenue from additional acquisitions and rental increases; and

•	other factors such as governmental regulatory action and changes in REIT tax laws.

Our failure to meet the market’s expectations with regard to future earnings and cash distributions could materially and adversely affect the market price of our common stock and, as a result, the cost and availability of equity capital to us.

We have now, and may have in the future, exposure to contingent rent escalators, which can hinder our growth and profitability.

We receive a significant portion of our revenues by acquiring and leasing our assets under long-term net leases in which the rental rate is generally fixed with annual fixed rate rental rate escalations or rental rate escalators based upon changes in the Consumer Price Index, or CPI. Properties which we acquire in the future may contain CPI escalators or escalators that are contingent upon our tenant’s achievement of specified revenue parameters. If, as a result of weak economic conditions or other factors, the revenues generated by our net leased properties do not meet the specified parameters or CPI does not increase, our growth and profitability will be hindered by these leases.

We may structure acquisitions of property in exchange for OP units in our operating partnership on terms that could limit our liquidity or our flexibility or require us to maintain certain debt levels that otherwise would not be required to operate our business.

We may acquire certain properties by issuing OP units in our operating partnership in exchange for a property owner contributing property to the partnership. If we enter into such transactions, in order to induce the contributors of such properties to accept OP units rather than cash in exchange for their properties, it may be necessary for us to provide them additional incentives. For instance, our operating partnership’s limited partnership agreement provides that any holder of OP units may redeem OP units for cash equal to the value of an equivalent number of shares of our common stock or, at our option, for shares of our common stock on a one-for-one basis. Furthermore, we might agree that if distributions the contributor received as a limited partner in our operating partnership did not provide the contributor with a defined return, then upon redemption of the contributor’s OP units we would pay the contributor an additional amount necessary to achieve that return. Such a provision could further negatively impact our liquidity and flexibility. Finally, in order to allow a contributor of a property to defer taxable gain on the contribution of property to our operating partnership, we might agree not to sell a contributed property for a defined period of time or until the contributor exchanged the contributor’s OP units for cash or shares of our common stock. Such an agreement would prevent us from selling those properties, even if market conditions made such a sale favorable to us. Additionally, in connection with acquiring properties in exchange for OP units, we may offer the property owners who contribute such property the opportunity to guarantee debt in order to assist those property owners in deferring the recognition of taxable gain as a result of their contributions. These obligations may require us to maintain more or different indebtedness than we would otherwise require for our business.

If we issue OP units in our operating partnership in exchange for property, the value placed on such units may not accurately reflect their market value, which may dilute your interest in us.

If we issue OP units in our operating partnership in exchange for property, the per unit value attributable to such OP units will be determined based on negotiations with the property seller and, therefore, may not reflect the fair market value of such OP units if a public market for such OP units existed. If the value of such OP units is greater than the value of the related property, your interest in us may be diluted.

Our investments in development projects may not yield anticipated returns which could directly affect our operating results and reduce the amount of funds available for distributions.

A component of our growth strategy is exploring development opportunities, some of which may arise through strategic joint ventures. In deciding whether to make an investment in a particular development, we make certain assumptions regarding the expected future performance of that property. To the extent that we consummate development opportunities, our investment in these projects will be subject to the following risks:

•	we may be unable to obtain financing for development projects on favorable terms or at all;

•	we may not complete development projects on schedule or within budgeted amounts;

•
we may encounter delays in obtaining or fail to obtain all necessary zoning, land use, building, occupancy, environmental and other governmental permits and authorizations, or underestimate the costs necessary to develop the property to market standards;

•	development or construction delays may provide tenants the right to terminate preconstruction leases or cause us to incur additional costs;

•	volatility in the price of construction materials or labor may increase our development costs;

•	hospitals or health systems may maintain significant decision-making authority with respect to the development schedule;

•	we may incorrectly forecast risks associated with development in new geographic regions;

•	tenants may not lease space at the quantity or rental rate levels projected;

•	demand for our development project may decrease prior to completion, including due to competition from other developments; and

•	lease rates and rents at newly developed properties may fluctuate based on factors beyond our control, including market and economic conditions.

If our investments in development projects do not yield anticipated returns for any reason, including those set forth above, our business, financial condition and results of operations, our ability to make distributions to our shareholders and the market price of our common shares may be adversely affected.

We may in the future make investments in joint ventures, which could be adversely affected by our lack of decision-making authority, our reliance upon our joint venture partners’ financial condition, any disputes that may arise between us and our joint venture partners and our exposure to potential losses from the actions of our joint venture partners.

We may in the future make co-investments with third parties through partnerships, joint ventures or other entities, acquiring noncontrolling interests in or sharing responsibility for the management of the affairs of a property, partnership, joint venture or other entity. Joint ventures generally involve risks not present with respect to our wholly-owned properties, including the following:

•	our joint venture partners may make management, financial and operating decisions with which we disagree or that are not in our best interest;

•	we may be prevented from taking actions that are opposed by our joint venture partners;

•	our ability to transfer our interest in a joint venture to a third party may be restricted;

•
our joint venture partners might become bankrupt or fail to fund their share of required capital contributions which may delay construction or development of a healthcare related facility or increase our financial commitment to the joint venture;

•
our joint venture partners may have business interests or goals with respect to the healthcare related facility that conflict with our business interests and goals which could increase the likelihood of disputes regarding the ownership, management or disposition of the healthcare related facility;

•
disputes may develop with our joint venture partners over decisions affecting the healthcare related facility or the joint venture which may result in litigation or arbitration that would increase our expenses and distract our officers and/or directors from focusing their time and effort on our business and possibly disrupt the daily operations of the healthcare related facility; and

•	we may suffer losses as a result of the actions of our joint venture partners with respect to our joint venture investments.

Joint venture investments involve risks that may not be present with other methods of ownership. In addition to those risks identified above, our partners might at any time have economic or other business interests or goals that are or become inconsistent with our interests or goals; that we could become engaged in a dispute with our partners, which could require us to expend additional resources to resolve such disputes and could have an adverse impact on the operations and profitability of the joint venture; and that our partners may be in a position to take action or withhold consent contrary to our instructions or requests. In addition, our ability to transfer our interest in a joint venture to a third party may be restricted. In the future, in certain instances, we or our partners may have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partners’ interest, at a time when we otherwise would not have initiated such a transaction. Our ability to acquire our partners’ interest may be limited if we do not have sufficient cash, available borrowing capacity or other capital resources. In such event, we may be forced to sell our interest in the joint venture when we would otherwise prefer to retain it. Joint ventures may require us to share decision-making authority with our partners, which could limit our ability to control the properties in the joint ventures. Even when we have a controlling interest, certain major decisions may require partner approval, such as the sale, acquisition or financing of a property.

The mortgage notes in which we may invest may be impacted by unfavorable real estate market conditions, which could decrease their value.

The mortgage notes in which we may invest may be impacted by unfavorable real estate market conditions, which could decrease their value. If we acquire investments in mortgage notes, such investments will involve special risks relating to the particular borrower, and we will be at risk of loss on those investments, including losses as a result of defaults on mortgage notes. These losses may be caused by many conditions beyond our control, including economic conditions affecting real estate values, tenant defaults and lease expirations, interest rate levels and the other economic and liability risks associated with real estate. We do not know whether the values of the property securing any of our real estate-related investments will remain at the levels existing on the dates we initially make the related investment. If the values of the underlying properties drop, our risk will increase and the values of our interests may decrease.

Delays in liquidating defaulted mortgage note investments could reduce our investment returns.

Delays in liquidating defaulted mortgage note investments could reduce our investment returns. If there are defaults under our mortgage note investments, we may not be able to foreclose on or obtain a suitable remedy with respect to such investments. Specifically, we may not be able to repossess and sell the underlying properties quickly, which could reduce the value of our investment. For example, an action to foreclose on a property securing a mortgage note is regulated by state statutes and rules and is subject to many of the delays and expenses of lawsuits if the defendant raises defenses or counterclaims. Additionally, in the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage note.

Risks Related to the Healthcare Industry

The healthcare industry is heavily regulated and new laws or regulations, changes to existing laws or regulations, changes to reimbursement models or structure, loss of licensure or failure to obtain licensure could adversely impact our company and result in the inability of our tenants to make rent payments to us.

The healthcare industry is heavily regulated by U.S. federal, state and local governmental authorities. Our tenants generally will be subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, billing for services, breaches of privacy and security of health information and relationships with physicians and other referral sources. In addition, new laws and regulations, changes in existing laws and regulations or changes in the interpretation of such laws or regulations could negatively affect our financial condition and the financial condition of our tenants. These changes, in some cases, could apply retroactively. The enactment, timing or effect of legislative or regulatory changes cannot be predicted.

The Affordable Care Act will change how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals and reduced Medicare program spending. In addition, the law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality and contains provisions intended to strengthen fraud and abuse enforcement. In addition, the Affordable Care Act required skilled nursing facilities and nursing facilities to implement a compliance and ethics program for all employees and agents. The documentation and training associated with defining the policies and procedures is a significant undertaking and will require healthcare providers to continue to expend significant resources towards ensuring documentation is comprehensive and in line with government expectations. The complexities and ramifications of the Affordable Care Act are significant. At this time, it is difficult to predict the full effects of the Affordable Care Act and its impact on our business, our revenues and financial condition and those of our tenants due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual implementation and possible amendment. Further, we are unable to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act. The Affordable Care Act could adversely affect the reimbursement rates received by our tenants, the financial success of our tenants and strategic partners and consequently us.

Many states also regulate the construction of healthcare facilities, the expansion of healthcare facilities, the construction or expansion of certain services, including by way of example specific bed types and medical equipment, as well as certain capital expenditures through CON laws. Under such laws, the applicable state regulatory body must determine a need exists for a project before the project can be undertaken. If one of our tenants seeks to undertake a CON-regulated project, but is not authorized by the applicable regulatory body to proceed with the project, the tenant would be prevented from operating in its intended manner.

Failure to comply with these laws and regulations could adversely affect us directly and our tenants’ ability to make rent payments to us which may have an adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock.

Adverse trends in healthcare provider operations may negatively affect our lease revenues and our ability to make distributions to our stockholders.

The healthcare industry is currently experiencing, among other things:

•	changes in the demand for and methods of delivering healthcare services;

•	changes in third party reimbursement methods and policies;

•	increased attention to compliance with regulations designed to safeguard protected health information and cyber-attacks on entities;

•	consolidation and pressure to integrate within the healthcare industry through acquisitions and joint ventures; and

•	increased scrutiny of billing, referral and other practices by U.S. federal and state authorities.

These factors may adversely affect the economic performance of some or all of our tenants and, in turn, our lease revenues, which may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock.

Reductions in reimbursement from third-party payers, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us or renew their lease.

Sources of revenue for our tenants typically include Medicare, Medicaid, private insurance payers and health maintenance organizations. Healthcare providers continue to face increased government and private payer pressure to control or reduce healthcare costs and significant reductions in healthcare reimbursement, including reduced reimbursements and changes to payment methodologies under the Affordable Care Act. The Congressional Budget Office, or CBO, estimated the reductions required by the Affordable Care Act over the next ten years will include $415 billion in cuts to Medicare fee-for-service payments, the majority of which will come from hospitals, and that some hospitals will become insolvent as a result of the reductions. In some cases, private insurers rely upon all or portions of the Medicare payment systems to determine payment rates which may result in decreased reimbursement from private insurers. The Affordable Care Act will likely increase enrollment in plans offered by private insurers who choose to participate in state-run exchanges, but the Affordable Care Act also imposes new requirements for the health insurance industry, including prohibitions upon excluding individuals based upon pre-existing conditions which may increase private insurer costs and, thereby, cause private insurers to reduce their payment rates to providers.

The slowdown in the United States economy has negatively affected state budgets, thereby putting pressure on states to decrease spending on state programs including Medicaid. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in state Medicaid programs due to unemployment and declines in family incomes. Historically, states have often attempted to reduce Medicaid spending by limiting benefits and tightening Medicaid eligibility requirements. Many states have adopted, or are considering the adoption of, legislation designed to enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Potential reductions to Medicaid program spending in response to state budgetary pressures could negatively impact the ability of our tenants to successfully operate their businesses.

Efforts by payers to reduce healthcare costs will likely continue which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. A reduction in reimbursements to our tenants from third-party payers for any reason could adversely affect our tenants’ ability to make rent payments to us which may have a material adverse effect on our businesses, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock.

Our tenants and our Company are subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make rent payments to us.

There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from or are in a position to make referrals in connection with government-sponsored healthcare programs, including the Medicare and Medicaid programs. Our lease arrangements with certain tenants may also be subject to these fraud and abuse laws.

These laws include without limitation:

•
the federal Anti-Kickback Statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of any federal or state healthcare program patients;

•
the Stark Law, which, subject to specific exceptions, restricts physicians who have financial relationships with healthcare providers from making referrals for designated health services for which payment may be made under Medicare or Medicaid programs to an entity with which the physician, or an immediate family member, has a financial relationship;

•	the federal False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government, including under the Medicare and Medicaid programs;

•	the federal Civil Monetary Penalties Law, which authorizes HHS to impose monetary penalties for certain fraudulent acts; and

•	state anti-kickback, anti-inducement, anti-referral and insurance fraud laws which may be generally similar to, and potentially more expansive than, the federal laws set forth above.

Other laws that impact how our tenants conduct their operations include: state and local licensure laws; laws protecting consumers against deceptive practices; laws generally affecting our tenants’ management of property and equipment and how our tenants generally conduct their operations, such as fire, health and safety and environmental laws (including medical waste disposal); federal and state laws affecting assisted living facilities mandating quality of services and care, mandatory reporting requirements regarding the quality of care and quality of food service; resident rights (including abuse and neglect laws); and health standards set by the federal Occupational Safety and Health Administration.

Violations of these laws may result in criminal and/or civil penalties that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and/or exclusion from the Medicare and Medicaid programs. In addition, the Affordable Care Act clarifies that the submission of claims for items or services generated in violation of the Anti-Kickback Statute constitutes a false or fraudulent claim under the False Claims Act. The federal government has taken the position, and some courts have held that violations of other laws, such as the Stark Law, can also be a violation of the False Claims Act. Additionally, certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Imposition of any of these penalties upon one of our tenants or strategic partners could jeopardize that tenant’s ability to operate or to make rent payments or affect the level of occupancy in our healthcare properties, which may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock. Further, we enter into leases and other financial relationships with healthcare delivery systems that are subject to or impacted by these laws.

Our tenants may be subject to cyber-attack and compliance issues associated with the protection of personal information.

Breaches of personal information can result from deliberate attacks or unintentional events. More recently, there has been an increased level of attention focused on cyber-attacks focused on healthcare providers because of the vast amount of personally identifiable information they possess. Most healthcare providers, including all who accept Medicare and Medicaid, must comply with the Health Insurance Portability and Accountability Act, or HIPAA, regulations regarding the privacy and security of protected health information. The HIPAA regulations impose extensive administrative requirements on our tenants with regard to how such protected health information may be used and disclosed. Further, the regulations include extensive and complex regulations which require providers to establish reasonable and appropriate administrative, technical and physical safeguards to ensure the confidentiality, integrity and availability of protected health information maintained in electronic format. The HIPAA regulations were amended in 2009 by the Health Information Technology and Clinical Health Act, or HITECH. HITECH changes included more stringent privacy requirements, increased and direct liability for the vendors of healthcare providers who help the providers operate, breach notification requirements and increased enforcement through the use of state attorneys’ general and their offices. Our tenants must safeguard protected health information against reasonably anticipated threats or hazards to the information. HITECH directs the Secretary of HHS to provide for periodic audits to ensure covered entities (and their business associates, as that term is defined under HIPAA) comply with the applicable HIPAA requirements, increasing the likelihood that a HIPAA violation will result in an enforcement action.

Violations of these various privacy and security laws can result in significant civil monetary penalties, as well as the potential for criminal penalties. In addition to state data breach notification requirements, HIPAA authorizes state attorneys general to bring civil actions on behalf of affected state residents against entities that violate HIPAA privacy and security regulations. These penalties could be in addition to any penalties assessed by a state for a breach which would be considered reportable under the state’s data breach notification laws. Further there are significant costs associated with a breach including investigation costs, remediation and mitigation costs, notification costs, attorney fees and the potential for reputational harm and lost revenues due to a loss in confidence in the provider. While there is no private right of action under HIPAA, plaintiff attorneys are increasingly developing class action litigation strategies designed to obtain settlements from healthcare providers. We cannot predict the effect of additional costs on tenants to comply with these laws nor the costs associated with a potential breach of protected health information by a tenant and what effect they might have on the expenses of our tenants and their ability to meet their obligations to us, which in turn could have a material adverse effect on our business, financial condition and results of operations, our ability to pay distributions to our stockholders and the market price of our common stock.

Our healthcare-related tenants may be subject to significant legal actions that could subject them to increased operating costs and substantial uninsured liabilities, which may affect their ability to pay their rent payments to us, and we could be subject to healthcare industry violations.

As is typical in the healthcare industry, our tenants may often become subject to claims that their services have resulted in patient injury or other adverse effects. Many of these tenants may have experienced an increasing trend in the frequency and severity of professional liability and general liability insurance claims and litigation asserted against them. The insurance coverage maintained by these tenants may not cover all claims made against them nor continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to these tenants due to state law prohibitions or limitations of availability. As a result, these types of tenants of our healthcare properties and healthcare-related facilities operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits.

We also believe that there has been, and will continue to be, an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, any settlements of such proceedings or investigations in excess of insurance coverage, whether currently asserted or arising in the future, could have a material adverse effect on a tenant’s financial condition. If a tenant is unable to obtain or maintain insurance coverage, if judgments are obtained or settlements reached in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or if a tenant is subject to an uninsurable government enforcement action or investigation, the tenant could be exposed to substantial additional liabilities, which may affect the tenant’s ability to pay rent, which in turn could have a material adverse effect on our business, financial condition and results of operations, our ability to pay distributions to our stockholders and the market price of our common stock.

Merger and acquisition activity or consolidation in the healthcare industries resulting in a change of control of, or a competitor’s investment in one or more of our tenants, tenants could have a material adverse effect on us.

The healthcare and healthcare real estate industries have recently experienced increased consolidation, including among owners of healthcare real estate and healthcare providers. We compete with other healthcare REITs, healthcare providers, healthcare lenders, real estate partnerships, banks, insurance companies, private equity firms and other investors that pursue a variety of investments, which may include investments in our tenants. A competitor’s investment in one of our tenants could enable our competitor to influence that tenant’s, business and strategy in a manner that impairs our relationship with the tenant or is otherwise adverse to our interests. Depending on our contractual agreements and the specific facts and circumstances, we may have the right to consent to, or otherwise exercise rights and remedies, including termination rights, on account of, a competitor’s investment in, a change of control of, or other transactions impacting a tenant. In deciding whether to exercise our rights and remedies, including termination rights, we assess numerous factors, including legal, contractual, regulatory, business and other relevant considerations. In addition, in connection with any change of control of a tenant, the tenant’s management team may change, which could lead to a change in the tenant’s strategy or adversely affect the business of the tenant either of which may affect the tenant’s ability to meet their obligations to us, which in turn could have a material adverse effect on our business, financial condition and results of operations, our ability to pay distributions to our stockholders and the market price of our common stock.

Risks Related to the Real Estate Industry

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more of our properties in response to changing economic, financial and investment conditions is limited. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. In the event we decide to sell any of our properties, we cannot predict whether we will be able to sell such properties for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of any of our properties. The fact that we own properties in Non-Urban markets may lengthen the time required to sell our properties. We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements.

In acquiring a property, we may agree to transfer restrictions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These transfer restrictions would impede our ability to sell a property even if we deem it necessary or appropriate. These facts and any others that would impede our ability to respond to adverse changes in the performance of our properties may have an adverse effect on our business, financial condition, results of operations, or ability to make distributions to our stockholders and the market price of our common stock.

Moreover, the Code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of properties that otherwise would be in our best interests. Therefore, we may not be able to vary our portfolio promptly in response to economic or other conditions or on favorable terms, which may adversely affect our cash flows, our ability to make distributions to our stockholders and the market price of our common stock.

Uncertain market conditions could cause us to sell our healthcare properties at a loss in the future.

We intend to hold our various real estate investments until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives. Our senior management team and our board of directors may exercise their discretion as to whether and when to sell one of our healthcare properties, and we will have no obligation to sell our buildings at any particular time. We generally intend to hold our healthcare properties for an extended period of time, and we cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Because of the uncertainty of market conditions that may affect the future disposition of our healthcare properties, we may not be able to sell our buildings at a profit in the future or at all. We may incur prepayment penalties in the event that we sell a property subject to a mortgage earlier than we otherwise had planned. Additionally, we could be forced to sell healthcare properties at inopportune times which could result in us selling the affected building at a substantial loss. Accordingly, the extent to which you will receive cash distributions and realize potential appreciation on our real estate investments will, among other things, be dependent upon fluctuating market conditions. Because of the uncertainty of market conditions that may affect the future disposition of our properties, and the potential payment of prepayment penalties upon such disposition, we cannot assure you that we will be able to sell our properties at a profit in the future, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Uninsured losses relating to real property may adversely affect your returns.

We evaluate our insurance coverage annually in light of current industry practice through an analysis prepared by outside consultants and attempt to ensure that all of our properties are adequately insured to cover casualty losses. However, there are certain losses, including losses from floods, earthquakes, wildfires, acts of war, acts of terrorism or riots, that are not generally insured against or that are not generally fully insured against because it is not deemed economically feasible or prudent to do so. In addition, changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss, and we could experience a significant loss of capital invested and potential revenue in these properties and could potentially remain obligated under any recourse debt associated with the property. In addition, we may have no source of funding to repair or reconstruct the damaged property, and we cannot assure you that any such sources of funding will be available to us for such purposes in the future. Furthermore, we, as the general partner of our operating partnership, generally will be liable for all of our operating partnership’s unsatisfied recourse obligations. Any such losses could materially adversely affect our financial condition, results of operations, cash flows and ability to pay distributions, and the market price of our common stock.

Our property taxes could increase due to property tax rate changes or reassessments, which could materially adversely impact our cash flows.

Even if we qualify as a REIT for federal income tax purposes, we will be required to pay some state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. The amount of property taxes we pay in the future may increase substantially from what we have paid in the past. If the property taxes we pay increase, our cash flow would be adversely impacted to the extent that we are not reimbursed by tenants for those taxes, and our ability to pay any expected dividends to our stockholders could be materially adversely affected.

Our properties may contain or develop harmful mold or suffer from other air quality issues, which could lead to liability for adverse health effects and costs of remediation.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants or others if property damage or personal injury is alleged to have occurred.

We may incur significant costs complying with various federal, state and local laws, regulations and covenants that are applicable to our properties.

The properties in our portfolio are subject to various covenants and federal, state and local laws and regulatory requirements, including permitting and licensing requirements. Local regulations, including municipal or local ordinances and zoning restrictions may restrict our use of our properties and may require us to obtain approval from local officials or restrict our use of our properties and may require us to obtain approval from local officials of community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our properties. Among other things, these restrictions may relate to fire and safety, seismic or hazardous material abatement requirements. There can be no assurance that existing laws and regulatory policies will not adversely affect us or the timing or cost of any future acquisitions or renovations, or that additional regulations will not be adopted that increase such delays or result in additional costs. Our growth strategy may be adversely affected by our ability to obtain permits, licenses and zoning relief. Our failure to obtain such permits, licenses and zoning relief or to comply with applicable laws could have an adverse effect on our financial condition, results of operations, cash flows and our ability to pay distributions, and the market price of our common stock.

In addition, federal and state laws and regulations, including laws such as the Americans with Disabilities Act, or ADA, and the Fair Housing Amendment Act of 1988, or FHAA, impose further restrictions on our properties and operations. Under the ADA and the FHAA, all public accommodations must meet federal requirements related to access and use by disabled persons. Some of our properties may currently be in non-compliance with the ADA or the FHAA. If one or more of our properties is not in compliance with the ADA, the FHAA or any other regulatory requirements, we may be required to incur additional costs to bring the property into compliance, including the removal of access barriers, and we might incur governmental fines or the award of damages to private litigants. In addition, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely impact our financial condition, results of operations, cash flows and our ability to pay distributions, and the market price of our common stock.

Environmental compliance costs and liabilities associated with owning and leasing our properties may affect our results of operations.

Under various U.S. federal, state and local laws, ordinances and regulations, current and prior owners and tenants of real estate may be jointly and severally liable for the costs of investigating, remediating and monitoring certain hazardous substances or other regulated materials on or in such property. In addition to these costs, the past or present owner or tenant of a property from which a release emanates could be liable for any personal injury or property damage that results from such release, including for the unauthorized release of asbestos-containing materials and other hazardous substances into the air, as well as any damages to natural resources or the environment that arise from such release. These environmental laws often impose such liability without regard to whether the current or prior owner or tenant knew of, or was responsible for, the presence or release of such substances or materials. Moreover, the release of hazardous substances or materials, or the failure to properly remediate such substances or materials, may adversely affect the owner’s or tenant’s ability to lease, sell, develop or rent such property or to borrow by using such property as collateral. Persons who transport or arrange for the disposal or treatment of hazardous substances or other regulated materials may be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, regardless of whether or not such facility is owned or operated by such person.

We perform a Phase I environmental site assessment at any property we are considering acquiring. However, Phase I environmental site assessments are limited in scope and do not involve sampling of soil, soil vapor, or groundwater, and these assessments may not include or identify all potential environmental liabilities or risks associated with the property. Even where subsurface investigation is performed, it can be very difficult to ascertain the full extent of environmental contamination or the costs that are likely to flow from such contamination. We cannot assure you that the Phase I environmental site assessment or other environmental studies identified all potential environmental liabilities, or that we will not face significant remediation costs or other environmental contamination that makes it difficult to sell any affected properties. As a result, we could potentially incur material liability for these issues, which could adversely impact our financial condition, results of operations, cash flows and ability to pay distributions, and the market price of our common stock.

Certain environmental laws impose compliance obligations on owners and tenants of real property with respect to the management of hazardous substances and other regulated materials. For example, environmental laws govern the management and removal of asbestos-containing materials and lead-based paint. Failure to comply with these laws can result in penalties or other sanctions. If we incur substantial costs to comply with these environmental laws or we are held liable under these laws, our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock may be adversely affected.

Our title insurance policies may not cover all title defects.

Each of our properties are, and the properties that we acquire in the future, will be insured by a title insurance policy. However, it is possible that there may be title defects for which we will have no title insurance coverage. If there were a material title defect related to any of our properties that is not adequately covered by a title insurance policy, we could lose some or all of our capital invested in and our anticipated profits from such property.

Some of the properties we acquire in the future may be subject to ground lease or other restrictions on the use of the space. If we are required to undertake significant capital expenditures to procure new tenants, then our business and results of operations may suffer.

Properties we acquire in the future may be subject to ground leases that contain certain restrictions. These restrictions could include limits on our ability to re-let these properties to tenants not affiliated with the healthcare provider that owns the underlying property, rights of purchase and rights of first offer and refusal with respect to sales of the property and limits on the types of medical procedures that may be performed. If we are unable to promptly re-let our properties, if the rates upon such re-letting are significantly lower than expected or if we are required to undertake significant capital expenditures in connection with re-letting, our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock may be adversely affected.

Our assets may be subject to impairment charges.

We will periodically evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based upon factors such as market conditions, tenant performance and legal structure. For example, the termination of a lease by a major tenant may lead to an impairment charge. If we determine that an impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset which could have an adverse effect on our results of operations in the period in which the impairment charge is recorded.

Risks Related to our Corporate Structure and the Acquisition of Properties

Conflicts of interest could arise in the future between the interests of our stockholders and the interests of holders of OP units, which may impede business decisions that could benefit our stockholders.

Conflicts of interest could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our operating partnership or any limited partner thereof, on the other. Our directors and officers have duties to our company under Maryland law in connection with the management of our company. At the same time, we, as the general partner of our operating partnership, have fiduciary duties and obligations to our operating partnership and its limited partners, if any, under Delaware law and our partnership agreement in connection with the management of our operating partnership. Our fiduciary duties and obligations as the general partner of our operating partnership may come into conflict with the duties of our directors and officers to our company. There are currently no limited partners of our operating partnership other than a wholly-owned subsidiary of the Company.

Under Delaware law, a general partner of a Delaware limited partnership has fiduciary duties of loyalty and care to the partnership and its limited partners and must discharge its duties and exercise its rights as general partner consistent with the obligation of good faith and fair dealing. Our partnership agreement provides that, in the event of a conflict between the interests of our operating partnership or any limited partner, on the one hand, and the company or our stockholders, on the other hand, we, as the general partner of our operating partnership, may give priority to the separate interests of the company or our stockholders (including with respect to tax consequences). Further, any action or failure to act on our part or on the part of our directors that gives priority to the interests of the company or our stockholders and does not result in a violation of our partnership agreement does not violate the duty of loyalty or any other duty that we, in our capacity as the general partner of our operating partnership, owe to our operating partnership and its limited partners or violate the obligation of good faith and fair dealing.

Additionally, our partnership agreement provides that we generally will not be liable to our operating partnership or any limited partner for any action or omission taken in our capacity as general partner, for the debts or liabilities of our operating partnership or for the obligations of our operating partnership under the partnership agreement, except for liability for our fraud, willful misconduct or gross negligence, pursuant to any express indemnity we may give to our operating partnership or in connection with a redemption. Our operating partnership must indemnify us, our directors and officers, officers of our operating partnership and our designees from and against any and all claims that relate to the operations of our operating partnership, unless (1) an act or omission of the person was material to the matter giving rise to the action and either was committed in bad faith or was the result of active and deliberate dishonesty, (2) the person actually received an improper personal benefit in violation or breach of the partnership agreement or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful. Our operating partnership must also pay or reimburse the reasonable expenses of any such person in advance of a final disposition of the proceeding upon its receipt of a written affirmation of the person’s good faith belief that the standard of conduct necessary for indemnification has been met and a written undertaking to repay any amounts paid or advanced if it is ultimately determined that the person did not meet the standard of conduct for indemnification.

We qualify as an emerging growth company under the JOBS Act and the reduced disclosure requirements applicable to emerging growth companies could make shares of our common stock less attractive to investors.

We qualify as an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to accounting standards and compensation disclosure. For as long as we are an emerging growth company, which may be up to five full fiscal years, we may take advantage of exemptions from various reporting and other requirements that are applicable to other public companies that are not emerging growth companies, including the requirements to:

•
provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act;

•
comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies (we have irrevocably elected not to avail ourselves of this exemption);

•
comply with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and our financial statements;

•	comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise;

•	provide certain disclosure regarding executive compensation required of larger public companies; or

•	hold stockholder advisory votes on executive compensation.

We cannot predict if investors will find our common stock less attractive because we will not be subject to the same reporting and other requirements as other public companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the per share market price of our common stock could decline and may be more volatile.

As a result of becoming a public company, after we are no longer an emerging growth company, we will be subject to the requirements of the Sarbanes-Oxley Act and will be obligated to obtain an audit opinion on the effectiveness of internal controls over financial reporting. These internal controls may not be determined to be effective, which may harm investor confidence and, as a result, the trading price of our common stock.

The Sarbanes-Oxley Act will require our auditors to deliver an attestation report on the effectiveness of our internal controls over financial reporting in conjunction with their opinion on our audited financial statements after we are no longer an emerging growth company. Substantial work on our part is required to implement appropriate processes, document the system of internal control over key processes, assess their design, remediate any deficiencies identified and test their operation. This process is expected to be both costly and challenging. We cannot give any assurances that material weaknesses will not be identified in the future in connection with our compliance with the provisions of the Sarbanes-Oxley Act. The existence of any material weakness would preclude a conclusion by management and our independent auditors that we maintained effective internal control over financial reporting. Our management may be required to devote significant time and expense to remediate any material weaknesses that may be discovered and may not be able to remediate any material weakness in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, all of which could lead to a decline in the market price of our common stock.

We have incurred additional new costs as a result of recently becoming a public company, and such costs may increase if and when we cease to be an emerging growth company.

As a public company, we now incur significant legal, accounting, insurance and other expenses, including costs associated with public company reporting requirements. The expenses incurred by public companies for reporting and corporate governance purposes have generally been increasing. We expect compliance with these public reporting requirements and associated rules and regulations to increase expenses, particularly after we are no longer an emerging growth company, although we are currently unable to estimate these costs with any degree of certainty. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, which could result in our incurring additional costs applicable to public companies that are not emerging growth companies.

We may have assumed unknown liabilities in connection with our acquisitions which could result in unexpected liabilities and expenses.

As part of our acquisitions, we (through our operating partnership) received certain assets or interests in certain assets subject to existing liabilities, some of which may be unknown to us. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants, vendors or other persons dealing with the entities prior to this report (including those that had not been asserted or threatened prior to this report), tax liabilities, and accrued but unpaid liabilities incurred in the ordinary course of business. Our recourse with respect to such liabilities may be limited. Depending upon the amount or nature of such liabilities, our business, financial condition and results of operations, our ability to make distributions to our shareholders and the market price of our shares may be adversely affected.

Required payments of principal and interest on our credit facility may leave us with insufficient cash to operate our properties or to pay the distributions currently contemplated or necessary to qualify as a REIT and may expose us to the risk of default under our debt obligations.

As of December 31, 2015, we had approximately $17.0 million in debt outstanding under our credit facility. We do not anticipate that our internally generated cash flow will be adequate to repay our anticipated indebtedness upon maturity and, therefore, we expect to repay indebtedness through refinancings and future offerings of equity and debt securities, either of which we may be unable to secure on favorable terms or at all. Our level of debt and any limitations imposed upon us by our debt agreements could have adverse consequences, including the following:

•	our cash flow may be insufficient to meet required principal and interest payments;

•	we may be unable to borrow additional funds as needed or on favorable terms, including to make acquisitions;

•	we may be unable to refinance indebtedness at maturity or the refinancing terms may be less favorable than the terms of the original indebtedness;

•	because a portion of our debt bears interest at variable rates, an increase in interest rates could materially increase our interest expense;

•	we may fail to effectively hedge against interest rate volatility;

•	we may be forced to dispose of properties, possibly on disadvantageous terms if we are able to do so at all, in order to repay indebtedness;

•	after debt service, the amount available for distributions to our stockholders may be reduced;

•	we may default on our debt obligations, which could restrict our ability to make any distributions to our stockholders;

•	our ability to make distributions to our stockholders could be restricted by our debt agreements;

•	our leverage could place us at a competitive disadvantage compared to our competitors who have less debt;

•	we may experience increased vulnerability to economic and industry downturns, reducing our ability to respond to changing business and economic conditions;

•	we may default on our obligations and the lenders may foreclose on properties that secure their loans and receive an assignment of rents and leases;

•	we may violate financial covenants, which would cause a default on our obligations and result in the acceleration of our payment obligations;

•
we may inadvertently violate non-financial restrictive covenants in our loan documents, such as covenants that require us to maintain the existence of entities, maintain insurance policies and provide financial statements, which would entitle the lenders to accelerate our debt obligations; and

•	our default under any loan with cross-default or cross-collateralization provisions could result in default on other indebtedness or result in the foreclosures of other properties.

The realization of any or all of these risks may have an adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock.

Adverse economic conditions and the dislocation in the credit markets could materially adversely affect our financial condition, results of operations, cash flows and ability to pay distributions, and the market price of our common stock.

Over the past decade, the capital markets have experienced significant adverse condition, including a substantial reduction in the availability of, and access to, capital. The risk premium demanded by lenders has increased markedly, as they are demanding greater compensation for risk, and underwriting standards have been tightened. In addition, failures and consolidations of certain financial institutions have decreased the number of potential lenders, resulting in reduced lending sources available to the market. A deterioration in economic conditions may limit the amount of indebtedness we are able to obtain and our ability to refinance our indebtedness, and may impede our ability to develop new properties and to replace construction financing with permanent financing, which could result in our having to sell properties at inopportune times and on unfavorable terms. If economic conditions deteriorate, our financial condition, results of operations, cash flows and ability to pay distributions, and the market price of our common stock could be materially adversely affected.

The lack of availability of debt financing may require us to rely more heavily on additional equity issuances, which may be dilutive to our current stockholders, or on less efficient forms of debt financing. Additionally, the limited amount of financing currently available may reduce the value of our properties and limit our ability to borrow against such properties, which could materially adversely affect our financial condition, results of operations, cash flows and ability to pay distributions, and the market price of our common stock.

We could become highly leveraged in the future because our organizational documents contain no limitations on the amount of debt that we may incur.

As of December 31, 2015, our indebtedness represented approximately 11.9% of our total assets. Our current financing policy prohibits incurring debt (secured or unsecured) in excess of 40% of our total book capitalization. However, this debt limitation policy can be changed by our board of directors without stockholder approval and there are no provisions in our bylaws that limit our ability to incur indebtedness. We could alter the balance between our total outstanding indebtedness and the value of our properties at any time. If we become more highly leveraged, the resulting increase in outstanding debt could adversely affect our ability to make debt service payments, to pay our anticipated distributions and to make the distributions required to qualify as a REIT. The occurrence of any of the foregoing risks could adversely affect our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock.

Increases in interest rates may increase our interest expense and adversely affect our cash flows and our ability to service our indebtedness and to make distributions to our shareholders.

As of December 31, 2015, we had approximately $17.0 million of variable-rate indebtedness outstanding that has not been swapped for a fixed interest rate and we expect that more of our indebtedness in the future, including borrowings under our credit facility since December 31, 2015 and thereafter, will be subject to variable interest rates. Increases in interest rates on any variable rate indebtedness will increase our interest expense, which could adversely affect our cash flow and our ability to pay distributions.

Failure to hedge effectively against interest rate changes may adversely affect our results of operations.

In certain cases, we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements. Hedging involves risks, such as the risk that the counterparty may fail to honor its obligations under an arrangement, that the arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such an agreement is not legally enforceable. In addition, we may be limited in the type and amount of hedging transactions that we may use in the future by our need to satisfy the REIT income tests under the Code.

Failure to hedge effectively against interest rate changes may have an adverse effect on our business, financial condition, results of operations, our ability to make distributions to our shareholders and the market price of our common shares.

Our use of OP units in our operating partnership as currency to acquire properties could result in stockholder dilution and/or limit our ability to sell such properties, which could have a material adverse effect on us.

In the future, we may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for OP units in our operating partnership, which may result in stockholder dilution. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell properties at a time, or on terms, that would be favorable absent such restrictions.

Our charter restricts the ownership and transfer of our outstanding shares which may have the effect of delaying, deferring or preventing a transaction or change of control of our company.

In order for us to qualify as a REIT, no more than 50% of the value of our outstanding shares may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year other than our initial REIT taxable year. Subject to certain exceptions, our charter prohibits any stockholder from beneficially or constructively owning more than 9.8% in value of the outstanding shares of our capital stock or 9.8%, in value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock. The constructive ownership rules under the Code are complex and may cause the outstanding shares owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of our outstanding shares or of our common stock by an individual or entity could cause that individual or entity to own constructively more than 9.8% of the outstanding shares of such stock and to be subject to our charter’s ownership limit. Our charter also prohibits, among other prohibitions, any person from owning our shares that would result in our being “closely held” under Section 856(h) of the Code or otherwise cause us to fail to qualify as a REIT. Any attempt to own or transfer shares in violation of these restrictions may result in the shares being automatically transferred to a charitable trust or may be void.

Certain provisions of Maryland law could inhibit changes of control, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that could involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests.

Certain provisions of the Maryland General Corporation Law, or MGCL, applicable to Maryland corporations may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then-prevailing market price of our shares, including:

•
“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our shares at any time within the two-year period immediately prior to the date in question) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes certain minimum price and/or supermajority stockholder voting requirements on these combinations; and

•
“control share” provisions that provide that holders of “control shares” of our company (defined as shares that, when aggregated with all other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares,” subject to certain exceptions) have no voting rights with respect to their control shares, except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

Our bylaws, however, contain provisions exempting us from the business combination and control share acquisition provisions of the MGCL and we will not be permitted to opt into either of these provisions in the future without the affirmative vote of a majority of the votes cast on the matter by stockholders entitled to vote. Our board of directors may not amend or eliminate either of these provisions at any time in the future without the affirmative vote of a majority of the votes cast on the matter by stockholders entitled to vote.

Certain provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain corporate governance provisions, some of which are not currently applicable to us. If implemented, these provisions may have the effect of limiting or precluding a third party from making an unsolicited acquisition proposal for us or of delaying, deferring or preventing a change in control of us under circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then current market price. Our charter contains a provision whereby the Company has elected to not be subject to the provisions of Title 3, Subtitle 8 of the MGCL without the affirmative consent of the shares cast on the matter by stockholders entitled to vote.

We could increase the number of authorized shares, classify and reclassify unissued shares and issue shares without stockholder approval.

Our board of directors, without stockholder approval, has the power under our charter to amend our charter to increase or decrease the aggregate number of shares or the number of shares of any class or series that we are authorized to issue, and to authorize us to issue authorized but unissued common stock or preferred stock. In addition, under our charter, our board of directors has the power to classify or reclassify any unissued common or preferred shares into one or more classes or series of shares and set or change the preference, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications or terms or conditions of redemption for such newly classified or reclassified shares. As a result, we may issue series or classes of common stock or preferred stock with preferences, dividends, powers and rights, voting or otherwise, that are senior to, or otherwise conflict with, the rights of holders of our common stock. Although our board of directors has no such intention at the present time, it could establish a class or series of preferred shares that could, depending on the terms of such class or series, delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests.

Certain provisions in the partnership agreement of our operating partnership may delay or prevent unsolicited acquisitions of us.

Provisions of the partnership agreement of our operating partnership may delay or make more difficult unsolicited acquisitions of us or changes of our control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some stockholders or limited partners might consider such proposals, if made, desirable. These provisions include, among others:

•	redemption rights of qualifying parties;

•	a requirement that we may not be removed as the general partner of our operating partnership without our consent;

•	transfer restrictions on OP units; and

•
our ability, as general partner, in some cases, to amend the partnership agreement and to cause our operating partnership to issue additional partnership interests with terms that could delay, defer or prevent a merger or other change of control of us or our operating partnership without the consent of our stockholders or the limited partners.

Our charter and bylaws, the partnership agreement of our operating partnership and Maryland law also contain other provisions that may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interest.

We may change our business, investment and financing strategies without stockholder approval.

We may change our business, investment and financing strategies without a vote of, or notice to, our stockholders, which could result in our making investments and engaging in business activities that are different from, and possibly riskier than, the investments and businesses described in this report. In particular, a change in our investment strategy, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to real estate market fluctuations. In addition, we may in the future increase the use of leverage at times and in amounts that we, in our discretion, deem prudent and such decision would not be subject to stockholder approval. Furthermore, our board of directors may determine that healthcare properties do not offer the potential for attractive risk-adjusted returns for an investment strategy. Changes to our strategies with regards to the foregoing could adversely affect our financial condition, results of operations and our ability to make distributions to our stockholders.

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit your recourse in the event that we take certain actions which are not in your best interests.

Our charter eliminates the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action adjudicated.

Our charter authorizes us to indemnify our present and former directors and officers for actions taken by them in those and other capacities to the maximum extent permitted by Maryland present and former law. Our bylaws obligate us to indemnify each present and former director or officer, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us. In addition, we may be obligated to advance the defense costs incurred by our director and officers. We have entered into indemnification agreements with our officers and intend to enter into indemnification agreements with our directors, granting them express indemnification rights. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist absent the current provisions in our charter, bylaws and indemnification agreements or that might exist with other companies.

Our charter contains provisions that make removal of our directors difficult, which could make it difficult for our stockholders to effect changes to our management and may prevent a change in control of our company that is in the best interests of our stockholders. Our charter provides that a director may only be removed for cause upon the affirmative vote of holders of two-thirds of all the votes entitled to be cast generally in the election of directors. Vacancies may be filled only by a majority of the remaining directors in office, even if less than a quorum. These requirements make it more difficult to change our management by removing and replacing directors and may prevent a change in control of our company that is in the best interests of our stockholders.

We are a holding company with no direct operations and, as such, we will rely on funds received from our operating partnership to pay liabilities, and the interests of our stockholders will be structurally subordinated to all liabilities and obligations of our operating partnership and its subsidiaries.

We are a holding company and conduct substantially all of our operations through our operating partnership. We do not have, apart from an interest in our operating partnership, any independent operations. As a result, we will rely on distributions from our operating partnership to pay any dividends we might declare on shares of our common stock. We will also rely on distributions from our operating partnership to meet any of our obligations, including any tax liability on taxable income allocated to us from our operating partnership. In addition, because we are a holding company, your claims as stockholders will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our operating partnership and its subsidiaries will be available to satisfy the claims of our stockholders only after all of our and our operating partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

Our operating partnership may issue additional OP units to third parties without the consent of our stockholders, which would reduce our ownership percentage in our operating partnership and would have a dilutive effect on the amount of distributions made to us by our operating partnership and, therefore, the amount of distributions we can make to our stockholders.

We own 100% of the outstanding OP units and we may, in connection with our acquisition of properties or otherwise, cause our operating partnership to issue additional OP units to third parties. Such issuances would reduce our ownership percentage in our operating partnership and affect the amount of distributions made to us by our operating partnership and, therefore, the amount of distributions we can make to our stockholders. Because you will not directly own OP units, you will not have any voting rights with respect to any such issuances or other partnership level activities of our operating partnership.

Compensation awards to our officers may not correlate to or correspond with our financial results or share price.

The compensation committee of our board of directors is responsible for overseeing our compensation and employee benefit plans and practices, including our incentive compensation and equity-based compensation plans. Our compensation committee has significant discretion in structuring compensation packages and may make compensation decisions based upon any number of factors. As a result, compensation awards may not correlate to or correspond with our financial results or the market price of our common stock. We may give bonuses, grant equity awards and otherwise highly compensate our management even if we are performing poorly.

Risks Related to Our Qualification and Operation as a REIT

Failure to qualify as a REIT, or failure to remain qualified as a REIT, would cause us to be taxed as a regular corporation, which would adversely affect the value of our shares and substantially reduce funds available for distributions to our stockholders.

Our organization and proposed method of operation have enabled us to meet the requirements for qualification and taxation as a REIT commencing with our taxable year ending December 31, 2015. However, we cannot assure you that we will remain qualified as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Code, or the Treasury Regulations, is greater in the case of a REIT that, like us, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the ownership of our stock, the composition of our assets and the composition of our income. In addition, we must distribute to stockholders annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains. Legislation, new Treasury Regulations, administrative interpretations or court decisions may materially and adversely affect our ability to qualify as a REIT for U.S. federal income tax purposes.

If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distribution to our stockholders because:

•	we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;

•	we could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

•	unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.

In addition, if we fail to qualify as a REIT, we will no longer be required to make distributions. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect the market price of our common shares.

If our operating partnership failed to qualify as a “partnership” for U.S. federal income tax purposes, we would cease to qualify as a REIT and suffer other adverse consequences.

We believe that our operating partnership should be treated either as an entity disregarded from us or, after the admission of additional partners, if any, as a “partnership” for U.S. federal income tax purposes. As a disregarded entity or a partnership, our operating partnership will not be subject to U.S. federal income tax on its income. Instead, each of its partners will be allocated, and may be required to pay tax with respect to, its share of our operating partnership’s income. We cannot assure you that the IRS will not challenge the status of our operating partnership, or that a court would not sustain such a challenge. If the Internal Revenue Service, or IRS, were successful in treating our operating partnership as an entity taxable as a corporation, it would be liable for U.S. federal and state corporate income taxes on its taxable income and we would fail to meet the gross income tests and certain of the asset tests applicable to REITs under the Code and cease to qualify as a REIT.

Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flows.

Even if we qualify for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, taxes on income from certain “prohibited transactions” and state or local income, property and transfer taxes. In addition, any TRS that we may form or in which we may invest will be subject to regular corporate federal, state and local taxes. Any of these taxes would decrease cash available for distributions to our stockholders.

To qualify as a REIT and avoid the payment of U.S. federal income and excise taxes, we may be forced to borrow funds, use proceeds from the issuance of securities, pay taxable dividends of our stock or debt securities or sell assets to make distributions, in each case during unfavorable market conditions and which may result in our distributing amounts that would otherwise be used for our operations.

To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year, determined without regard to the dividends paid deduction and excluding net capital gains, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our REIT taxable income (determined without regard to the deduction for dividends paid) each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on operations, the acquisitions of properties and the service of our debt. It is possible that we could be required to borrow funds, use proceeds from the issuance of securities, pay taxable dividends of our stock or debt securities or sell assets in order to distribute enough of our taxable income to qualify or maintain our qualification as a REIT and to avoid the payment of U.S. federal income and excise taxes. We cannot assure you that a sufficient amount of capital will be available to us on favorable terms, or at all, when needed for the foregoing purposes, which would materially and adversely affect our financial condition, results of operations, cash flows and ability to pay distributions, and the market price of our common stock.

Complying with the REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our shares. In order to meet these tests, we may be required to forego investments we might otherwise make or liquidate otherwise attractive investments. Thus, compliance with the REIT requirements may reduce our income and amounts available for distribution to our stockholders and otherwise hinder our performance.

The “prohibited transactions” tax may limit our ability to dispose of our properties.

A REIT’s net gain or income from “prohibited transactions” is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although a safe harbor regarding the characterization of the sale of real property by a REIT as a prohibited transaction is available, we cannot assure you that we will be able to comply with the safe harbor with respect to any sale of our properties or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, we may choose not to engage in an otherwise attractive sale of property or may conduct such a sale through a TRS, which would subject such sale to federal and state income taxation.

The ability of our board of directors to revoke our REIT qualification without stockholder approval may cause adverse consequences to our stockholders.

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to qualify as a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders.

Any ownership of a TRS will be subject to limitations, and our transactions with a TRS cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.

We have formed one TRS, and in the future, may form other TRSs for various reasons, including for the purpose of leasing “qualified healthcare properties” from us pursuant to the provisions of REIT Investment Diversification and Empowerment Act of 2007, or RIDEA. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We will monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with the TRS ownership limitation and will structure any future transactions with any TRS on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above. However, there can be no assurance that we will be able to comply with such TRS ownership limitation or to avoid application of the 100% excise tax.

TRSs will increase our overall tax liability.

Our one TRS, and any TRSs that we may form in the future, including a TRS formed to lease “qualified healthcare properties” from us under the provisions of RIDEA, will be subject to federal and state income tax on its taxable income. Accordingly, although our ownership of a TRS may allow us to participate in income we otherwise could not receive directly as a REIT, such income would be fully subject to federal and state income tax.

If a TRS tenant failed to qualify as a TRS, or the operator of a facility engaged by a TRS tenant did not qualify as an “eligible independent contractor,” we could fail to qualify as a REIT and could be subject to higher taxes and have less cash available for distribution to our stockholders.

We may, in the future, lease certain of our properties that qualify as “qualified healthcare properties” to a TRS tenant, although we have no present intention to do so. Rent paid by a tenant that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. However, so long as any TRS tenant of ours qualifies as a TRS, it will not be treated as a “related party tenant” with respect to our healthcare properties that are managed by “eligible independent contractors.” We would seek to structure any future arrangements with a TRS tenant such that the TRS tenant would qualify to be treated as a TRS for U.S. federal income tax purposes, but there can be no assurance that the IRS would not challenge the status of a TRS or that a court would not sustain such a challenge. If the IRS were successful in disqualifying a TRS tenant from treatment as a TRS, it is possible that we would fail to meet the asset tests applicable to REITs and a significant portion of our income would fail to qualify for the gross income tests. If we failed to meet either the asset or gross income tests, we would likely lose our REIT qualification for federal income tax purposes.

Additionally, if the operator of a facility engaged by a TRS tenant does not qualify as an “eligible independent contractor,” we could fail to qualify as a REIT. Any operator of a healthcare facility leased to a TRS tenant must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid to us by such TRS tenant to be qualifying income for purposes of the REIT gross income tests. Among other requirements, in order to qualify as an eligible independent contractor a facility operator must not own, directly or indirectly, more than 35% of our outstanding shares and no person or group of persons can own more than 35% of our outstanding shares and the ownership interests of the facility operator, taking into account certain ownership attribution rules. The ownership attribution rules that apply for purposes of these 35% thresholds are complex. Although we would monitor ownership of our shares by any facility operators and their owners, there can be no assurance that these ownership levels will not be exceeded.

If leases of our properties are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT and would be subject to higher taxes and have less cash available for distribution to our stockholders.

Rents paid to us by third-party tenants and any TRS tenant that we may form in the future pursuant to the leases of our properties will constitute substantially all of our gross income. In order for such rent to qualify as “rents from real property” for purposes of the gross income tests applicable to REITs, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. If our leases are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT.

You may be restricted from acquiring or transferring certain amounts of our common stock.

The share ownership restrictions of the Code for REITs and the 9.8% share ownership limit and other restrictions on ownership and transfer of our shares contained in our charter may inhibit market activity in our shares and restrict our business combination opportunities.

In order to qualify as a REIT for each taxable year after 2015, five or fewer individuals, as defined in the Code, may not own, beneficially or constructively, more than 50% in value of our issued and outstanding shares at any time during the last half of each taxable year after 2015. Attribution rules in the Code determine if any individual or entity beneficially or constructively owns our shares under this requirement. Additionally, at least 100 persons must beneficially own our shares during at least 335 days of a taxable year for each taxable year after 2015. To help insure that we meet these tests, our charter restricts the acquisition and ownership of shares.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, our charter prohibits any person from beneficially or constructively owning more than 9.8% in value of the outstanding shares of our capital stock or 9.8%, in value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock. Our board of directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of such limits would result in our failing to qualify as a REIT. This, as well as other restrictions on transferability and ownership, will not apply if our board of directors determines that it is no longer in our best interests to continue to qualify as a REIT.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are taxed at individual rates is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

Distributions to tax-exempt stockholders may be classified as unrelated business tax income.

In general, neither ordinary nor capital gain distributions with respect to our common stock, nor gain from the sale of our common stock, should constitute unrelated business tax income, or UBTI, to a tax-exempt stockholder. However, under certain limited circumstances, income and gain recognized by certain tax-exempt stockholders could be treated, in whole or in part, as UBTI.

Non-U.S. stockholders may be subject to FIRPTA taxation upon the sale of their shares of our common stock.

Subject to the exceptions described herein, a non-U.S. person generally is subject to U.S. federal income tax on gain recognized on a disposition of our stock under the Foreign Investment in Real Property Tax Act, or FIRPTA. However, such FIRPTA tax will not apply if we are “domestically controlled,” meaning less than 50% of our stock, by value, has been owned directly or indirectly by non-U.S. persons during a specified look-back period. In addition, even if we were not domestically controlled, such tax would not apply to such non-U.S. stockholder if our common stock was traded on an established securities market and such stockholder did not, at any time during the five-year period prior to a sale of our common stock, directly or indirectly own more than 5% of the value of our outstanding common stock. We cannot assure you that we will qualify as a “domestically controlled” REIT, although we expect our stock will be regularly traded on an established securities market.

Our capital gain distributions to non-U.S. stockholders attributable to our sales of U.S. real property interests may be subject to tax under FIRPTA.

A non-U.S. stockholder generally is subject to U.S. income tax on our capital gain distributions attributable to our sales of U.S. real property interests under FIRPTA. However, if our common stock is regularly traded on an established securities market, such distributions will not be subject to such tax if such stockholder did not, at any time during the one-year period preceding the distribution, directly or indirectly own more than 5% of the value of our outstanding common stock. While we expect our stock will be regularly traded on an established securities market, if it is not so traded, or if we are unable to determine the level of ownership of a particular non-U.S. stockholder, we may be required to withhold 35% of any distribution to such stockholder that we designate as a capital gain dividend.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common stock.

At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in the U.S. federal income tax laws, regulations or administrative interpretations.

Risks Related to our Common Stock

The market price and trading volume of our common stock may be volatile.

Our common stock is listed on the New York Stock Exchange. As an active trading market continues to develop for our common stock, the market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur, and investors in our common stock may from time to time experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. If the market price of our common stock declines significantly, you may be unable to resell your shares at or above the price at which you purchased such shares. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future.

Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results or dividends;

•	changes in our FFO or earnings estimates;

•	publication of research reports about us or the real estate industry;

•	increases in market interest rates that lead purchasers of our shares to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any additional debt we incur in the future;

•	additions or departures of key management personnel;

•	actions by institutional stockholders;

•	speculation in the press or investment community;

•	the realization of any of the other risk factors presented in this report;

•	the extent of investor interest in our securities;

•	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	our underlying asset value;

•	investor confidence in the stock and bond markets generally;

•	changes in tax laws;

•	future equity issuances;

•	failure to meet earnings estimates;

•	failure to meet and maintain REIT qualification;

•	changes in our credit ratings; and

•	general market and economic conditions.

In the past, securities class-action litigation has often been instituted against companies following periods of volatility in the price of their common stock. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on us, including our financial condition, results of operations, cash flow and the market price of our common stock.

Increases in market interest rates may have an adverse effect on the market price of our common stock as prospective purchasers of our common stock may expect a higher dividend yield and as an increased cost of borrowing may decrease our funds available for distribution.

One of the factors that will influence the market price of our common stock will be the dividend yield on the common stock (as a percentage of the price of our common stock) relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of our common stock to expect a higher dividend yield (with a resulting decline in the trading prices of our common stock) and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our common stock to decrease.

The number of shares of our common stock available for future issuance or sale could materially adversely affect the market price of our common stock.

We cannot predict whether future issuances or sales of our common stock or the availability of shares for resale in the open market will decrease the market price of our common stock. The market price of our common stock may decline significantly when the restrictions on resale by certain of our stockholders lapse.

Our issuance of equity securities or the perception that such issuances might occur could materially adversely affect us, including the per share trading price of our common stock.

The vesting of any restricted shares granted to certain directors, executive officers and other employees under our 2014 Incentive Plan, the issuance of our common stock or OP Units in connection with future property, portfolio or business acquisitions and other issuances of our common stock could have an adverse effect on the market price of our common stock, and the existence of our common stock issuable under our 2014 Incentive Plan may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities. In addition, future issuances of our common stock may be dilutive to existing stockholders.

Future offerings of debt securities, which would be senior to our common stock upon liquidation, or preferred equity securities, which may be senior to our common stock for purposes of dividend distributions or upon liquidation, may materially adversely affect us, including the per share trading price of our common stock.

In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including medium-term notes, senior or subordinated notes and classes or series of preferred shares. Upon liquidation, holders of our debt securities and preferred shares and lenders with respect to other borrowings will be entitled to receive our available assets prior to distribution to the holders of our common stock. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Our preferred shares, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability pay dividends or other distributions to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk that our future offerings could reduce the market price of our common stock and dilute their interest in us.

If securities analysts do not publish research or reports about our industry or if they downgrade our common stock or the healthcare-related real estate sector, the price of our common stock could decline.

The trading market for our common stock relies in part upon the research and reports that industry or financial analysts publish about us or our industry. We have no control over these analysts. Furthermore, if one or more of the analysts who do cover us downgrades our shares or our industry, or the stock of any of our competitors, the market price of our common stock could decline. If one or more of these analysts ceases coverage of our company, we could lose attention in the market which in turn could cause the market price of our common stock to decline.

Future sales of shares of our common stock, particularly by our executive officers or directors, may cause the per share trading price of our common stock to decline.

Any sales of a substantial number of shares of our common stock, or the perception that those sales might occur, may cause the market price of the common stock to decline. After the expiration of any applicable transfer restrictions imposed by our 2014 Incentive Plan, stock purchase agreements or lockup agreements with us, our executive officers and directors will have the ability to sell all of any portion of the applicable common stock which could cause the market price of our common stock to decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

See Note 2 to the Consolidated Financial Statements in Item 8 "Financial Statements and Supplementary Data" for a table that summarizes our portfolio as of December 31, 2015.

Scheduled Lease Expirations

As of December 31, 2015, the weighted average remaining years to maturity pursuant to the leases with our tenants was approximately 5.6 years, with expirations through 2030. The table below details scheduled lease expirations, as of December 31, 2015, for our properties for the periods indicated.

Lease Expiration Schedule

		Total Leased Square Footage		Annualized Lease Revenue
Year	Number of Leases Expiring	Amount	Percent (%)	Amount (in thousands)	Percent (%)
2016	16	92,223	13.1%	$1,846	13.7%
2017	8	64,369	9.1%	1,596	11.8%
2018	23	137,773	19.6%	2,539	18.8%
2019	18	94,297	13.4%	2,138	15.8%
2020	14	62,426	8.9%	1,252	9.3%
2021	3	26,590	3.8%	557	4.1%
2022	6	38,151	5.4%	829	6.1%
2023	2	11,800	1.7%	162	1.2%
2024	1	5,390	0.8%	181	1.3%
2025	6	28,696	4.1%	857	6.3%
Thereafter	12	139,978	19.8%	1,504	11.3%
Month-to-Month	2	2,066	0.3%	38	0.3%
Totals	111	703,759	100.0%	$13,499	100.0%

In addition to the properties described in Item 1, "Business," in Note 2 to the Consolidated Financial Statements, and in Schedule III of Item 15 of this Annual Report on Form 10-K during 2015, the Company leased office space from an unrelated third-party for its headquarters, which was located at 354 Cool Springs Boulevard, Suite 106 in Franklin, Tennessee. During 2015, the Company occupied approximately 1,500 square feet of rented space under a month-to-month lease and incurred rent of approximately $10,264 during 2015. In late 2015, the Company acquired its new corporate headquarters and moved into its new 3,585 square foot office in February 2016, which is located at 3326 Aspen Grove Drive, Suite 150 in Franklin, Tennessee.

ITEM 3.    LEGAL PROCEEDINGS

The Company may, from time to time, be involved in litigation arising in the ordinary course of business or which may be expected to be covered by insurance. The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

PART II.
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company's common stock are traded on the New York Stock Exchange under the symbol "CHCT." At February 19, 2016, there were 15 stockholders of record.

The following table sets forth the high and low sales prices per share of common stock and the dividends declared and paid per share of common stock related to the period May 21, 2015 (first day of trading) through December 31, 2015.

	High	Low	Dividends Declared and Paid per Share
2015
Second quarter (1)	$20.49	$18.31	$0.1420
Third quarter	$19.30	$15.61	$0.3750
Fourth quarter (2)	$19.30	$15.83	$0.3775
_________
(1) Our shares began trading on May 21, 2015, and we completed our initial public offering of shares of our common stock on May 27, 2015.
(2) Our fourth quarter dividend is payable on March 4, 2016 to shareholders of record on February 19, 2016.

Future dividends will be declared and paid at the discretion of the Board of Directors. The Company’s ability to pay dividends is dependent upon its ability to generate funds from operations and cash flows, and to make accretive new investments.

Stock Performance Graph

The following graph compares over a measurement period beginning May 21, 2015 and ending on December 31, 2015 the cumulative total return on our common stock with (i) the cumulative total return on the stocks included in the Russell 3000 Index,  (ii) the cumulative total return on the stocks included in the NAREIT All Equity REIT Index and (iii) the cumulative total return on the stocks included in the SNL US REIT Healthcare Index. The performance graph assumes that the value of the investment in our common stock, the Russell 3000 Index, the NAREIT All Equity REIT Index and the SNL US REIT Healthcare Index was $100 at May 21, 2015, the date our common stock began publicly trading on the New York Stock Exchange, and that all dividends were reinvested.

Total Return Performance
Community Healthcare Trust Incorporated
Russell 3000 Index
NAREIT All Equity REIT Index
SNL US REIT Healthcare Index
Index Value
120
100
80
60
40
20
0
5/21/2015
5/31/2015
6/30/2015
7/31/2015
8/31/2015
9/30/2015
10/31/2015
11/30/2015
12/31/2015

	Period Ending
Index	5/21/2015	5/31/2015	6/30/2015	7/31/2015	8/31/2015	9/30/2015	10/31/2015	11/30/2015	12/31/2015
Community Healthcare Trust Incorporated	100.00	99.24	97.47	95.54	92.31	81.13	93.43	97.49	95.98
Russell 3000 Index	100.00	98.98	97.32	98.95	92.97	90.26	97.39	97.93	95.92
NAREIT All Equity REIT Index	100.00	98.93	94.85	98.89	93.79	95.79	101.99	101.81	103.15
SNL US REIT Healthcare Index	100.00	98.36	92.72	98.17	88.89	91.98	90.56	89.49	94.37
There can be no assurance that our common stock performance will continue in the future with the same or similar trends depicted in the stock performance graph above. We will not make or endorse any predictions as to future stock performance.
The information provided under the heading “Stock Performance Graph” shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to its proxy regulations or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, other than as provided in Item 201 of Regulation S-K. The information provided in this section shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth financial information for the Company, which is derived from the Consolidated Financial Statements of the Company. The Company was formed on March 28, 2014, therefore, no financial data is available prior to that date.

	Year Ended December 31, 2015	For the Period from March 28, 2014 (inception) to December 31, 2014
(Dollars in thousands except per share data)
Statement of Operations Data:
Total revenues	$8,632	$—
Total expenses	9,759	—
Other income (expense), net	(329)	—
Net loss	$(1,456)	$—

Diluted loss per share:
Loss per diluted common share	$(0.31)	$—
Weighted average common shares outstanding - Diluted	4,726,925	200,000

Balance Sheet Data (as of the end of the period):
Real estate properties, gross	$132,967	$—
Real estate properties, net	$127,764	$—
Mortgage notes receivable, net	$10,897	$—
Total assets	$142,803	$2
Revolving credit facility	$17,000	$—
Total stockholders' equity	$122,270	$2

Other Data:
Funds from operations (1)	$3,747	$—
Funds from operations per common share - Diluted (1)	$0.79	$—
Dividends paid	$3,928	$—
Dividends declared and paid per common share	$0.517	$—

(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of Funds from operations ("FFO"), including why the Company presents FFO and a reconciliation of net income to FFO.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this Management's Discussion and Analysis ("MD&A") is to provide an understanding of the Company's consolidated financial condition, results of operations and cash. MD&A is provided as a supplement to, and should be read in conjunction with, the Company's Consolidated Financial Statements and accompanying notes.

Overview

We were organized in the State of Maryland on March 28, 2014. We are a self-administered, self-managed healthcare REIT that acquires and owns properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers in Non-Urban markets. The Company conducts its business through an UPREIT structure in which its properties are owned by its operating partnership, either directly or through subsidiaries. The Company is the sole general partner, owning 100% of the OP units.

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

Emerging Growth Company

We have elected to be an emerging growth company, as defined in the JOBS Act. An emerging growth company may take advantage of specified reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. As an emerging growth company, among other things:

•	we are exempt from the requirement to obtain an attestation and report from our auditors on the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act;

•	we are permitted to provide less extensive disclosure about our executive compensation arrangements; and

•	we are not required to give our stockholders non-binding advisory votes on executive compensation or golden parachute arrangements.

The JOBS Act also permits us, as an emerging growth company, to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies and thereby allows us to delay the adoption of those standards until those standards would apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We may take advantage of these provisions for up to five years or such earlier time that we are no longer an emerging growth company. We will cease to be an emerging growth company upon the earliest to occur of: (i) the last day of the first fiscal year in which we have more than $1 billion in annual revenues; (ii) the date we qualify as a "large accelerated filer," with at least $700 million in market value of our common stock held by non-affiliates; (iii) the issuance, in any three-year period, of more than $1 billion of non-convertible debt securities; and (iv) the last day of the fiscal year ending after the fifth anniversary of our IPO in May 2015.

Trends and Matters Impacting Operating Results

Management monitors factors and trends that it believes are important to the Company and the REIT industry in order to gauge their potential impact on the operations of the Company. Certain of the factors and trends that management believes may impact the operations of the Company are discussed below.

Real estate acquisitions

During 2015, the Company acquired 40 real estate properties totaling approximately 759,648 square feet and acquired its new corporate office for an aggregate purchase price of approximately $130.4 million, including aggregate cash consideration of approximately $129.8 million. Upon acquisition, the 40 properties were approximately 94.3% leased in the aggregate with lease expirations ranging from 2015 through 2030.

Also during 2015, the Company funded an $11.0 million mortgage note secured by a 29,890 square foot long-term acute care facility in Louisiana which matures on September 30, 2026. The Company received loan and commitment fees from the transaction totaling $137,500 which have been deferred and will be recognized into income on a straight-line basis. The mortgage loan requires interest only payments to us through September 2016 and has a stated fixed interest rate of 9.5% per annum. Thereafter, monthly principal and interest payments will be due through maturity. The Company has an option to purchase the property through September 30, 2016 for a fixed amount. See Note 4 to the Consolidated Financial Statements for more details on the Company's 2015 acquisitions.

Subsequent acquisitions

In January 2016, the Company acquired two real estate properties totaling approximately 59,500 square feet for an aggregate purchase price of approximately $9.5 million, including cash consideration of approximately $9.5 million. Upon acquisition, the properties were 89.4% leased with lease expiration dates through 2025.

In January 2016, the Company funded a $12.5 million mortgage secured by a 85,000 square foot behavioral facility in Illinois which matures on January 31, 2027. The Company received a loan fee from the transaction totaling $93,750 which has been deferred and will be recognized into income on a straight-line basis. The mortgage loan requires interest only payments to us of 11.0% per annum through January 2017 and has a stated fixed interest rate of 9.5% per annum thereafter in which monthly principal and interest payments will be due through maturity. The Company has an option to purchase the property through January 13, 2017 for a fixed amount.

Lease Expirations

We expect that up to approximately 20% of our leases will expire in each year, given that our leases are generally five to seven year leases with physicians or other healthcare providers. Based on annualized rent, approximately 13.7% expire in 2016, 11.8% expire in 2017 and 18.8% expire in 2018. Management expects that many of the tenants will renew their leases, but in cases where they do not renew, the Company believes it will generally be able to re-lease the space to existing or new tenants without significant loss of rental income.

Contractual Obligations

The Company’s material contractual obligations at December 31, 2015 are included in the table below. At December 31, 2015, the Company had no long-term capital lease or purchase obligations.

(Dollars in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facility (1)	$18,965	$813	$18,152	$—	$—
Contingent obligations (2)	1,190	—	1,190	—	—
Tenant improvements (3)	—	—	—	—	—
Capital improvements	337	337	—	—	—
	$20,492	$1,150	$19,342	$—	$—
____________
(1)The amounts shown include interest at the current rates at December 31, 2015 and the unused fee interest assuming the credit facility remains at $17.0 million through its maturity.
(2)See Note 4 to the Consolidated Financial Statements.
(3)The Company assumed tenant improvement obligations totaling approximately $0.3 million relating to two tenants in its 2015 acquisitions whose leases expire in 2018 and 2020. Since the timing of when the Company will be required to fund its obligations is not known at December 31, 2015, the Company has not included those amounts in its contractual obligations table.

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

New Accounting Pronouncements

See Note 1 to the Company’s Consolidated Financial Statements accompanying this report for information on new accounting standards not yet adopted.

Results of Operations

The Company had no results of operations prior to the completion of the Company’s initial public offering on May 27, 2015. Since the completion of the initial public offering through December 31, 2015, the Company had investments in 41 properties, entered into a $75.0 million revolving credit facility, signed three-year employment agreements with each of its executive officers and signed one-year employment agreements with its other five officers and began incurring certain other expenses, including general and administrative expenses. During the initial term of each officer’s employment agreement, each officer has agreed to take 100% of his or her respective salary, bonus and long-term incentive, as applicable, in the form of restricted stock, which is subject to eight-year cliff vesting. As such, the Company will incur expenses related to the amortization of the restricted stock for those periods, but will not incur cash salary expense for those officers.

Revenues

Our revenues for the year ended December 31, 2015 represented income generated from the properties acquired and the mortgage note funded since the initial public offering. Revenues related to our properties acquired included contractual rents due under the leases with our tenants of approximately $6.2 million, estimated operating expense recoveries of approximately $2.0 million, as well as straight-line rent adjustments of approximately $0.1 million. Mortgage revenue included interest income on the mortgage note of approximately $0.3 million.

Property operating expenses

Property operating expenses for the year ended December 31, 2015 included expenses incurred related to the properties acquired since the initial public offering. Property operating expenses generally include real estate taxes and insurance of approximately $1.1 million, utilities of approximately $0.4 million, repairs and maintenance and other operating expenses of the properties of approximately $0.5 million.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2015 generally included legal, regulatory, accounting and other closing expenses related to the Company’s acquisitions and corporate operations of approximately $2.0 million, as well as certain compensation-related and occupancy costs related to its officers, employees and corporate office of approximately $0.5 million.

Depreciation and amortization expense

Depreciation and amortization expense for the year ended December 31, 2015 included depreciation on buildings and improvements of approximately $1.5 million, as well as amortization of intangible assets of approximately $3.7 million, resulting from the acquisition of its real estate properties.

Bad debts

Bad debts for the year ended December 31, 2015 of approximately $71,000 includes reserves related to two tenants.

Interest expense

Interest expense for the year ended December 31, 2015 included interest due on the revolving credit facility of approximately $197,000 and amortization of deferred financing costs related to the revolving credit facility of approximately $167,000.

Liquidity and Capital Resources

The Company monitors its liquidity and capital resources and relies on several key indicators in its assessment of capital markets for financing acquisitions and other operating activities as needed, including the following:

•	Leverage ratios and financial covenants included in our credit facility;

•	Dividend payout percentage; and

•	Interest rates, underlying treasury rates, debt market spreads and equity markets.

The Company uses these indicators and others to compare its operations to its peers and to help identify areas in which the Company may need to focus its attention.

Sources and Uses of Cash

The Company derives most of its revenues from its real estate property and mortgage notes portfolio, collecting rental income, operating expense reimbursements and mortgage interest based on contractual arrangements with its tenants and borrowers. These sources of revenue represent our primary source of liquidity to fund our dividends, general and administrative expenses, property operating expenses, interest expense on our credit facility and other expenses incurred related to managing our existing portfolio and investing in additional properties. To the extent additional resources are needed, the Company will fund its investment activity generally through equity or debt issuances either in the public or private markets or through proceeds from our credit facility.

The Company expects to meet its liquidity needs through cash on hand, cash flows from operations and cash flows from sources discussed above. The Company believes that its liquidity and sources of capital are adequate to satisfy its cash requirements. The Company cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to the Company in sufficient amounts to meet its liquidity needs.

Operating Activities

Cash flows provided by operating activities for the year ended December 31, 2015 and for the period from March 28, 2014 (inception) through December 31, 2014 were approximately $3.0 million and $0, respectively. Cash flows provided by operating activities were generally provided by contractual rents, net of expenses, including costs related to the Company’s initial public offering and property acquisitions. There were no operating activities in 2014.

Investing Activities

Cash flows used in investing activities for the year ended December 31, 2015 and for the period from March 28, 2014 (inception) through December 31, 2014 were approximately $140.6 million and $0, respectively. Through December 31, 2015, the Company had invested in 41 properties and mortgage notes. There were no investing activities in 2014.

During 2015, the Company invested in 40 real estate properties for aggregate cash consideration of approximately $129.8 million and funded an $11.0 million mortgage note. These investments were funded from the net proceeds received from the Company’s initial public offering and concurrent private placements, as well as net proceeds from our credit facility and cash from operations. See Note 4 to the Consolidated Financial Statements for more details on these acquisitions.

Financing Activities

Cash flows provided by financing activities for the year ended December 31, 2015 and and for the period from March 28, 2014 (inception) through December 31, 2014 were approximately $139.7 million and $2,000, respectively. During the second quarter of 2015, the Company completed its initial public offering and concurrently issued common stock in private placements and received net proceeds of approximately $127.5 million. See Note 6 to the Consolidated Financial Statements for more details. During the first quarter of 2014, the Company issued 200,000 shares of common stock to its officers in connection with the formation of the Company for net proceeds of $2,000.

On May 27, 2015, the Company completed its initial public offering of 7,187,500 shares of its common stock at a public offering price of $19.00 per share, which includes 937,500 shares of common stock issued in connection with the exercise in full of the underwriters’ option to purchase additional shares. The Company received net proceeds of approximately $125.2 million from the offering. In addition, 123,683 shares of common stock were issued in concurrent private placements to certain directors and officers of the Company. The Company received approximately $2.3 million in net proceeds from the concurrent private placements.

On June 3, 2015, the Company entered into our $75.0 million credit facility that matures on June 3, 2018 with two options to extend the credit facility, subject to the satisfaction of certain conditions, for an additional year each for an extension fee of 0.25% of the aggregate commitments. Our credit facility also includes an accordion feature that provides the Company with additional capacity, subject to the satisfaction of customary terms and conditions, including obtaining additional commitments from lenders, of up to $125.0 million, for a total facility size of up to $200.0 million. The Company’s material subsidiaries are guarantors of the obligations under our credit facility. The amount available for the Company to borrow from time to time under our credit facility is limited according to a borrowing base valuation of certain unencumbered properties owned by subsidiaries of our operating partnership that guarantee the facility.

Amounts outstanding under our credit facility bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 2.50% to 3.00% or (ii) a base rate plus 1.50% to 2.00%, in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.25% of the amount of the unused portion of our credit facility if amounts borrowed are greater than 50% of the borrowing capacity under our credit facility and 0.35% of the unused portion of our credit facility if amounts borrowed are less than or equal to 50% of the borrowing capacity under our credit facility. At December 31, 2015, the Company had $17.0 million outstanding under the credit facility with remaining availability of $58.0 million and our debt to total book capitalization ratio was approximately 12.2%.

In January 2016, the Company borrowed an additional $21.0 million under our credit facility to fund acquisitions, resulting in $38.0 million outstanding under our credit facility at January 31, 2016.

The Company’s ability to borrow under the credit facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. Also, our present financing policy prohibits incurring debt (secured or unsecured) in excess of 40% of our total book capitalization. At December 31, 2015, the Company was in compliance with the financial covenants under our credit facility.

Subsequent Acquisitions

In January 2016, the Company acquired two real estate properties totaling approximately 59,500 square feet for an aggregate purchase price of approximately $9.5 million, including cash consideration of approximately $9.5 million. Upon acquisition, the properties were 89.4% leased with lease expiration dates through 2025. The Company also funded a $12.5 million mortgage note secured by a 85,000 square foot behavioral facility which matures on January 31, 2027. The Company received a loan fee from the transaction totaling $93,750 which has been deferred and will be recognized into income on a straight-line basis. The mortgage loan requires monthly interest only payments to us of 11.0% per annum through January 2017 and has a stated fixed interest rate of 9.5% per annum thereafter in which monthly principal and interest payments will be due through maturity. The Company has an option to purchase the property through January 13, 2017 for a fixed amount.

The Company also has 2 properties under definitive purchase agreements for an expected aggregate purchase price of approximately $16.9 million. The Company’s expected return on these properties ranges from approximately 9.1% to 9.3% with anticipated closing dates in the first and second quarters of 2016. The Company is currently performing due diligence procedures customary for these types of transactions and cannot provide any assurance as to the timing of when or whether these transactions will actually close.
Security Deposits

As of December 31, 2015, the Company held approximately $0.4 million in security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon the security deposits if there are any defaults under the leases.

Dividends

The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT.

During 2015, the Company paid cash dividends in the amounts of $0.142 per share for the period that began May 27, 2015 and ended June 30, 2015 and $0.375 per share for the period July 1, 2015 through September 30, 2015. These quarterly dividends equate to an annualized dividend of $1.50 per share.

On February 8, 2016, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.3775 per share. The dividend is payable on March 4, 2016 to stockholders of record on February 19, 2016. This quarterly dividend equates to an annualized dividend of $1.51 per share.
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

The table below reconciles FFO to net loss. Included in the Company's net loss for the twelve months ended December 31, 2015 was approximately $1.6 million, or $0.33 per diluted common share, of transaction costs related to the Company's acquisitions and initial public offering during 2015.

	Twelve Months Ended December 31,	For the Period March 28, 2014 (inception) through December 31,
(Dollars in thousands, except per share amounts)	2015	2014
Net loss	$(1,456)	$—
Real estate depreciation and amortization	5,203	—
Total adjustments	5,203	—
Funds from Operations	$3,747	$—
Funds from Operations per Common Share-Basic	$0.79	$—
Funds from Operations per Common Share-Diluted	$0.79	$—
Weighted Average Common Shares Outstanding-Basic	4,726,925	200,000
Weighted Average Common Shares Outstanding-Diluted	4,736,852	200,000

Critical Accounting Policies

Our Consolidated Financial Statements are prepared in conformity with GAAP, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of our accounting policies that we believe are critical to the preparation of our Consolidated Financial Statements. Our accounting policies are more fully discussed in Note 1 to the Consolidated Financial Statements.

Principles of Consolidation

Our Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, joint ventures, partnerships and variable interest entities, or VIEs, where the Company controls the operating activities. All material intercompany accounts, transactions, and balances have been eliminated.

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

Accounting for Acquisitions of Real Estate Properties

Real estate properties are recorded at cost or, if acquired through business combination, at fair value. The allocation of real estate property acquisitions may include land, building and improvements, personal property, and identified intangible assets and liabilities (consisting of above- and below-market leases, in-place leases, and tenant relationships) based on the evaluation of information and estimates available at that date in accordance with the provisions of the Financial Accounting Standards Board's, or FASB, Accounting Standards Codification, or ASC,

ASC 805, Business Combinations, or ASC 805, and we allocate the purchase price based on these assessments. We make estimates of the fair value of the tangible and intangible assets and acquired liabilities using information obtained from multiple sources as a result of pre-acquisition due diligence, tax records, and other sources. Based on these estimates, we recognize the acquired assets and liabilities at their estimated fair values. Initial valuations are subject to change until the information is finalized, no later than 12 months from the acquisition date. We expense transaction costs associated with business combinations in the period incurred. In accordance with ASC 805, the fair value of tangible property assets acquired considers the value of the property as if vacant determined by comparable sales and other relevant data. The determination of fair value involves the use of significant judgment and estimation. We value land based on various inputs, which may include internal analysis of recently acquired properties, existing comparable properties within our portfolio, or third party appraisals or valuations based on comparable sales.

In recognizing identified intangible assets and liabilities of an acquired property, the value of above-or-below market leases is estimated based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between contractual amounts to be received pursuant to the leases and management’s estimate of market lease rates measured over a period equal to the estimated remaining term of the lease. In the case of a below-market lease, the Company would also evaluate any renewal options associated with that lease to determine if the intangible should include those periods. The capitalized above-market or below-market lease intangibles are amortized as a reduction or addition to rental income over the estimated remaining term of the respective leases.

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

Revenue Recognition

The Company derives most of its revenues from its real estate property and mortgage notes portfolio. The Company's rental and mortgage interest income is recognized based on contractual arrangements with its tenants and borrowers.

The Company recognizes rental revenue when it is realized or realizable and earned, in accordance with ASC 840, Leases, or ASC 840. There are four criteria that must all be met before a Company may recognize revenue, including persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered (i.e., the tenant has taken possession of and controls the physical use of the leased asset), the price has been fixed or is determinable, and collectability is reasonably assured. ASC 840 also requires that rental revenue, less lease inducements, be recognized on a straight-line basis over the term of the lease. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue in amounts more or less than amounts currently due from tenants. If management determines that the collectability of straight-line rents is not reasonably assured, the amount of future revenue recognized may be limited to amounts contractually owed and, where appropriate, establish an allowance for estimated losses.

Mortgage interest income is recognized based on the interest rates, maturity dates and amortization periods in accordance with each note agreement. Fees received related to its mortgage notes are amortized to mortgage interest income on a straight-line basis which approximates amortization under the effective interest method.

The Company also accrues operating expense recoveries based on the contractual terms of its leases and late fees based on the contractual terms of its leases or notes, which are included in rental income or mortgage interest income, as applicable.

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

Mortgage Note Receivable

The Company evaluates collectibility of its mortgage notes and records allowances on the notes as necessary. A loan is impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan as scheduled, including both contractual interest and principal payments. This assessment also includes an evaluation of the loan collateral. If a mortgage loan becomes past due, the Company will review the specific circumstances and may discontinue the accrual of interest on the loan. The loan is not returned to accrual status until the debtor has demonstrated the ability to continue debt service in accordance with the contractual terms. Loans placed on non-accrual status will be accounted for on a cash basis, in which income is recognized only upon the receipt of cash, or on a cost-recovery basis, in which all cash receipts reduce the carrying value of the loan, based on the Company's expectation of future collectability.

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

Use of Estimates in the Consolidated Financial Statements

Preparation of the Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results may materially differ from those estimates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk in the form of changing interest rates on its debt and mortgage note receivable. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Management uses regular monitoring of market conditions and analysis techniques to manage this risk.

As of December 31, 2015, the Company's credit facility was based on variable interest rates while its mortgage note receivable bore interest at a fixed rate.

The following table provides information regarding the sensitivity of certain of the Company’s financial instruments, as described above, to market conditions and changes resulting from changes in interest rates. For purposes of this analysis, sensitivity is demonstrated based on hypothetical 10% changes in the underlying market interest rates.

			Impact on Earnings and Cash Flows
(Dollars in thousands)	Outstanding Principal Balance at December 31, 2015	Calculated Annual Interest Expense	Assuming 10% Increase in Market Interest Rates	Assuming 10% Decrease in Market Interest Rates
Variable Rate Debt:
Credit Facility	$17,000	$610	$(61)	$61

		Fair Value
(Dollars in thousands)	Carrying Value at December 31, 2015	December 31, 2015	Assuming 10% Increase in Market Interest Rates	Assuming 10% Decrease in Market Interest Rates
Fixed Rate Receivable:
Mortgage Note Receivable (1)	$11,000	$11,000	$10,900	$11,110
___________
(1) Level 2 - Fair value based on quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Community Healthcare Trust Incorporated
Franklin, Tennessee
We have audited the accompanying consolidated balance sheets of Community Healthcare Trust Incorporated (the "Company") as of December 31, 2015 and 2014 and the related consolidated statements of comprehensive loss, stockholders' equity, and cash flows for the year ended December 31, 2015 and for the period from March 28, 2014 (inception) through December 31, 2014. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Healthcare Trust Incorporated at December 31, 2015 and 2014, and the results of its operations and its cash flows for the year ended December 31, 2015 and for the period from March 28, 2014 (inception) through December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/     BDO USA, LLP
Nashville, Tennessee
February 26, 2016

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,
	2015	2014
ASSETS
Real estate properties
Land	$13,216	$—
Buildings, improvements, and lease intangibles	119,716	—
Personal property	35	—
Total real estate properties	132,967	—
Less accumulated depreciation	(5,203)	—
Total real estate properties, net	127,764	—
Cash and cash equivalents	2,018	2
Mortgage note receivable, net	10,897	—
Other assets, net	2,124	—
Total assets	$142,803	$2

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Revolving credit facility	$17,000	$—
Accounts payable and accrued liabilities	812	—
Other liabilities	2,721	—
Total liabilities	20,533	—

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 450,000,000 shares authorized; 7,596,940 and 200,000 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	76	2
Additional paid-in capital	127,578	—
Cumulative net loss	(1,456)	—
Cumulative dividends	(3,928)	—
Total stockholders’ equity	122,270	2
Total liabilities and stockholders' equity	$142,803	$2

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in thousands, except per share amounts)

	Year Ended	For the Period March 28, 2014 (inception) through
	December 31, 2015	December 31, 2014
REVENUES
Rental income	$6,364	$—
Tenant reimbursements	1,964	—
Mortgage interest	304	—
	8,632	—

EXPENSES
Property operating	2,012	—
General and administrative	2,472	—
Depreciation and amortization	5,204	—
Bad debts	71	—
	9,759	—
OTHER INCOME (EXPENSE)
Interest expense	(364)	—
Interest and other income, net	35	—
	(329)	—
NET LOSS AND COMPREHENSIVE LOSS	$(1,456)	$—

LOSS PER COMMON SHARE:
Net loss per common share – Basic	$(0.31)	$—
Net loss per common share – Diluted	$(0.31)	$—
WEIGHTED AVERAGE COMMON SHARE OUTSTANDING-BASIC	4,726,925	200,000
WEIGHTED AVERAGE COMMON SHARE OUTSTANDING-DILUTED	4,726,925	200,000

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Cumulative Net Loss	Cumulative Dividends	Total Stockholders' Equity
Balance at March 28, 2014 (date of inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock	—	—	200,000	2	—	—	—	2
Balance at December 31, 2014	—	—	200,000	2	—	—	—	2
Issuance of common stock, net of offering costs	—	—	7,311,183	73	127,413	—	—	127,486
Stock-based compensation	—	—	85,757	1	165	—	—	166
Net loss	—	—	—	—	—	(1,456)	—	(1,456)
Dividends to common stockholders ($0.517 per share)	—	—	—	—	—	—	(3,928)	(3,928)
Balance at December 31, 2015	—	$—	7,596,940	$76	$127,578	$(1,456)	$(3,928)	$122,270

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31, 2015	For the Period March 28, 2014 (inception) through December 31, 2014

OPERATING ACTIVITIES
Net loss	$(1,456)	$—
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,320	—
Stock-based compensation	166	—
Straight-line rent receivable	(133)	—
Provision for bad debts	71	—
Changes in operating assets and liabilities:
Other assets	(1,811)	—
Accounts payable and accrued liabilities	326	—
Other liabilities	488	—
Net cash provided by operating activities	2,971	—

INVESTING ACTIVITIES
Acquisitions of real estate	(128,950)	—
Funding of mortgage note receivable	(10,863)	—
Capital expenditures on existing real estate properties	(827)	—
Net cash used in investing activities	(140,640)	—

FINANCING ACTIVITIES
Net borrowings on revolving credit facility	17,000	—
Dividends paid	(3,928)	—
Net proceeds from issuance of common stock	127,486	2
Debt issuance costs	(873)	—
Net cash provided by financing activities	139,685	2
Increase in cash and cash equivalents	$2,016	$2
Cash and cash equivalents, beginning of period	2	—
Cash and cash equivalents, end of period	$2,018	$2

Supplemental Cash Flow Information:
Interest paid	$178	$—
Invoices accrued for construction, tenant improvement and other capitalized costs	$52	$—
See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 1—Summary of Significant Accounting Policies

Business Overview

Community Healthcare Trust Incorporated (the ‘‘Company’’, ‘‘we’’, ‘‘our’’) was organized in the State of Maryland on March 28, 2014. The Company is a fully-integrated healthcare real estate company that owns and acquires real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers in non-urban markets. The Company conducts its business through an UPREIT structure in which its properties are owned by its operating partnership, either directly or through subsidiaries. The Company is the sole general partner, owning 100% of the operating partnership ("OP") units. In May 2015, the Company completed its initial public offering, issuing 7,187,500 shares of common stock for approximately $125.2 million in net proceeds and concurrent private placements to certain officers and directors of 123,683 shares of common stock for approximately $2.3 million in net proceeds. In June 2015, the Company entered into a $75.0 million syndicated senior revolving credit facility. Since its initial public offering through December 31, 2015, the Company had invested in approximately $143.9 million in 41 real estate properties and mortgage notes, located in 18 states, totaling approximately 789,500 square feet.

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

The Company identified one borrower as a VIE relating to one mortgage note receivable of approximately $11.0 million at December 31, 2015, but management concluded that the Company was not the primary beneficiary. There were no VIEs at December 31, 2014.

All material intercompany accounts, transactions, and balances have been eliminated in the presentation of the Company's Consolidated Financial Statements.

Jumpstart Our Business Startups Act of 2012

The JOBS Act permits the Company, as an ‘‘emerging growth company,’’ to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. Management has elected to ‘‘opt out’’ of this provision and, as a result, will be required to comply with new or revised accounting

Notes to Condensed Consolidated Financial Statements - Continued

standards as required when they are adopted. The decision to opt out of the extended transition period under the JOBS Act is irrevocable.

Use of Estimates in the Consolidated Financial Statements

Preparation of the Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results may materially differ from those estimates.

Segment Reporting

The Company acquires and owns, or finances, healthcare-related real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers in non-urban markets. The Company is managed as one reporting unit, rather than multiple reporting units, for internal reporting purposes and for internal decision-making. Therefore, the Company discloses its operating results in a single segment.

Cash and Cash Equivalents

Cash and cash equivalents includes short-term investments with original maturities of three months or less when purchased.

Real Estate Properties

Real estate properties are recorded at cost or at fair value if acquired in a transaction that is a business combination under ASC 805. Cost or fair value at the time of acquisition is allocated between land, buildings, tenant improvements, lease and other intangibles, and personal property, as applicable. The Company's gross real estate assets, on a financial reporting basis, totaled approximately $133.0 million and $0 million, respectively, at December 31, 2015 and 2014.

Depreciation and amortization of real estate assets and liabilities in place as of December 31, 2015, is recognized on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives at December 31, 2015 are as follows:

Buildings and improvements	2.3 years - 40 years
Lease intangibles	1.2 years - 9.3 years
Personal property	3.0 years

Accounting for Acquisitions of Real Estate Properties

Real estate properties are recorded at cost or, if acquired through business combination, at fair value. The allocation of real estate property acquisitions may include land, building and improvements, personal property, and identified intangible assets and liabilities (consisting of above- and below-market leases, in-place leases, and tenant relationships) based on the evaluation of information and estimates available at that date in accordance with the provisions of ASC 805 and we allocate the purchase price based on these assessments. We make estimates of the fair value of the tangible and intangible assets and acquired liabilities using information obtained from multiple sources as a result of pre-acquisition due diligence, tax records, and other sources. Based on these estimates, we recognize the acquired assets and liabilities at their estimated fair values. Initial valuations are subject to change until the information is finalized, no later than 12 months from the acquisition date. We expense transaction costs associated with business combinations in the period incurred. In accordance with ASC 805, the fair value of tangible property assets acquired considers the value of the property as if vacant determined by comparable sales and other relevant data. The determination of fair value involves the use of significant judgment and estimation. We value land based on various inputs, which may include internal analysis of recently acquired properties, existing comparable properties within our portfolio, or third party appraisals or valuations based on comparable sales.

Notes to Condensed Consolidated Financial Statements - Continued

In recognizing identified intangible assets and liabilities of an acquired property, the value of above-or-below market leases is estimated based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between contractual amounts to be received pursuant to the leases and management’s estimate of market lease rates measured over a period equal to the estimated remaining term of the lease. In the case of a below-market lease, the Company would also evaluate any renewal options associated with that lease to determine if the intangible should include those periods. The capitalized above-market or below-market lease intangibles are amortized as a reduction or addition to rental income over the estimated remaining term of the respective leases.

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

Asset Impairments

The Company assesses the potential for impairment of identifiable, definite-lived, intangible assets and long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicates that the carrying value might not be fully recoverable. Indicators of impairment may include significant under-performance of an asset relative to historical or expected operating results; significant changes in the Company’s use of assets or the strategy for its overall business; plans to sell an asset before its depreciable life has ended; the expiration of a significant portion of leases in a property; or significant negative economic trends or negative industry trends for the Company or its operators. In addition, the Company’s review for possible impairment may include those assets subject to purchase options and those impacted by casualties, such as tornadoes and hurricanes. If management determines that the carrying value of the Company’s assets may not be fully recoverable based on the existence of any of the factors above, or others, management would measure and record an impairment charge based on the estimated fair value of the property or the estimated fair value less costs to sell the property. No indicators of impairment occurred during 2015 to warrant management to test any of its assets that it acquired during the year for impairment. Therefore, no impairments were recorded in 2015.

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

Notes to Condensed Consolidated Financial Statements - Continued

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

Lease Accounting

We, as lessor, make a determination with respect to each of our leases whether they should be accounted for as operating leases or capital leases. The classification criteria is based on estimates regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic useful life of the facilities, the existence of a bargain purchase option, and certain other terms in the lease agreements. We believe all of our leases should be accounted for as operating leases. Payments received under operating leases are accounted for in the Consolidated Statements of Comprehensive Loss as rental income for actual cash rent collected plus or minus a straight-line adjustment for estimated minimum lease escalators. Assets subject to operating leases are reported as real estate investments in the Consolidated Balance Sheets.

Substantially all of our leases contain fixed or formula-based rent escalators. To the extent that the escalator increases are tied to a fixed index or rate, lease payments are accounted for on a straight-line basis over the life of the lease.

Revenue Recognition

The Company recognizes rental revenue when it is realized or realizable and earned, in accordance with ASC 840. There are four criteria that must all be met before a Company may recognize revenue, including persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered (i.e., the tenant has taken possession of and controls the physical use of the leased asset), the price has been fixed or is determinable, and collectability is reasonably assured.

The Company derives most of its revenues from its real estate property and mortgage notes portfolio. The Company's rental and mortgage interest income is recognized based on contractual arrangements with its tenants and borrowers.

Rental income is recognized as earned over the life of the lease agreement on a straight-line basis. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue in amounts more or less than amounts currently due from tenants. If management determines that the collectability of straight-line rents is not reasonably assured, the amount of future revenue recognized may be limited to amounts contractually owed and, where appropriate, establish an allowance for estimated losses. Straight-line rent included in rental income was approximately $0.1 million for the year ended December 31, 2015. No straight line rent was recognized in 2014.

Mortgage interest income is recognized based on the interest rates, maturity dates and amortization periods in accordance with each note agreement. Fees received related to its mortgage notes are amortized to mortgage interest income on a straight-line basis which approximates amortization under the effective interest method.

The Company also accrues operating expense recoveries based on the contractual terms of its leases and late fees based on the contractual terms of its leases or notes, which are included in rental income or mortgage interest income, as applicable. Operating expense recoveries and late fees included in rental income were approximately $2.0 million and $40,000, respectively, for the year ended December 31, 2015. No operating expense recoveries or late fees were recognized in 2014.

Notes to Condensed Consolidated Financial Statements - Continued

Income received but not yet earned is deferred until such time it is earned. Deferred revenue, included in other liabilities on the Consolidated Balance Sheet, was approximately $0.5 million at December 31, 2015. No deferred revenue was recognized in 2014.

Allowance for Doubtful Accounts and Credit Losses

Accounts Receivable

Management monitors the aging and collectability of its accounts receivable balances on an ongoing basis. Whenever deterioration in the timeliness of payment from a tenant is noted, management investigates and determines the reason or reasons for the delay. Considering all information gathered, management’s judgment is exercised in determining whether a receivable is potentially uncollectible and, if so, how much or what percentage may be uncollectible. Among the factors management considers in determining collectability are: the type of contractual arrangement under which the receivable was recorded (e.g., triple net lease, gross lease, or other type of agreement); the tenant’s reason for slow payment; industry influences under which the tenant operates; evidence of willingness and ability of the tenant to pay the receivable; credit-worthiness of the tenant; collateral, security deposit, letters of credit or other monies held as security; tenant’s historical payment pattern; other contractual agreements between the tenant and the Company; relationship between the tenant and the Company; the state in which the tenant operates; and the existence of a guarantor and the willingness and ability of the guarantor to pay the receivable. Considering these factors and others, management concludes whether all or some of the aged receivable balance is likely uncollectible. Upon determining that some portion of the receivable is likely uncollectible, the Company will record a provision for bad debts for the amount it expects will be uncollectible. When efforts to collect a receivable are exhausted, the receivable amount is charged off against the allowance. At December 31, 2015 and 2014, the Company had provisions for bad debt of approximately $71,000 and $0, respectively. The Company does not hold any accounts receivable for sale.

Mortgage Note Receivable

During 2015, the Company funded one mortgage note receivable with a principal balance outstanding as of December 31, 2015 of approximately $11.0 million. The mortgage note matures on September 30, 2026 and bears interest at 9.5%.

The Company evaluates collectibility of its mortgage notes and records allowances on the notes as necessary. A loan is impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan as scheduled, including both contractual interest and principal payments. This assessment also includes an evaluation of the loan collateral. If a mortgage loan becomes past due, the Company will review the specific circumstances and may discontinue the accrual of interest on the loan. The loan is not returned to accrual status until the debtor has demonstrated the ability to continue debt service in accordance with the contractual terms. Loans placed on non-accrual status will be accounted for on a cash basis, in which income is recognized only upon the receipt of cash, or on a cost-recovery basis, in which all cash receipts reduce the carrying value of the loan, based on the Company's expectation of future collectibility. At December 31, 2015 and 2014, there were no mortgage notes that were either on non-accrual status or were past due more than ninety days and continued to accrue interest. Also, as of December 31, 2015 and 2014, the Company did not hold any of its mortgage notes available for sale and had not recorded any allowances on its mortgage note receivable.

Stock-Based Compensation

We have adopted the 2014 Incentive Plan. The 2014 Incentive Plan is intended to attract and retain qualified persons upon whom, in large measure, our sustained progress, growth and profitability depend, to motivate the participants to achieve long-term company goals and to more closely align the participants’ interests with those of our other stockholders by providing them with a proprietary interest in our growth and performance. The two distinct programs under the 2014 Incentive Plan are the Alignment of Interest Program and the Officer Incentive Program. Our executive officers, officers, employees, consultants and non-employee directors are eligible to participate in the 2014 Incentive Plan. The 2014 Incentive Plan currently reserves 7% of the Company’s common stock outstanding

Notes to Condensed Consolidated Financial Statements - Continued

after the IPO, including any shares of common stock sold by the Company pursuant to the exercise of any over-allotment options, for issuance as awards. The 2014 Incentive Plan is administered by the Company’s compensation committee, which interprets the 2014 Incentive Plan and has broad discretion to select the eligible persons to whom awards will be granted, as well as the type, size and terms and conditions of each award, including the number of shares subject to awards and the expiration date of, and the vesting schedule or other restrictions (including, without limitation, restrictive covenants) applicable to, awards. The Company recognizes share-based payments to its directors and employees in its Consolidated Statements of Comprehensive Loss on a straight-line basis over the requisite service period based on the fair value of the award on the measurement date.

Organization and Offering Costs

Some of the costs related to the Company’s organization, its initial public offering and due diligence related to the initial properties acquired by the Company were incurred by Athena Funding Partners (“AFP”), which is substantially owned and controlled by Timothy G. Wallace, the Company’s Chairman, Chief Executive Officer and President. The Company entered into a formation services agreement with AFP on April 1, 2014, pursuant to which the Company agreed to reimburse the actual costs incurred by AFP only upon the successful completion of the initial public offering. The costs related to the activities prior to the offering were undertaken by AFP on the Company’s behalf, including the Company’s organization, negotiating the property acquisitions, performing due diligence related to the initial properties, performing corporate work in contemplation of the offering and preparing the Prospectus. Costs incurred include expenses such as legal and accounting fees, certain costs related to performing property due diligence, certain property related costs, travel, overhead, office supplies and office rent. The Company reimbursed AFP approximately $0.4 million during 2015. AFP will receive no further compensation for providing such services and funding such costs.

Organization costs incurred by the Company were expensed. Offering costs incurred were recorded in stockholders’ equity as a reduction to additional paid-in capital.

Intangible Assets

Intangible assets with indefinite lives are not amortized, but are tested at least annually for impairment. Intangible assets with finite lives are amortized over their respective lives to their estimated residual values and are reviewed for impairment only when impairment indicators are present. The Company did not have any indefinite lived intangible assets as of December 31, 2015 and 2014.

Identifiable intangible assets of the Company are generally comprised of in-place and above-market lease intangible assets and below-market lease intangible liabilities, as well as deferred financing costs. In-place lease intangible assets are amortized to depreciation expense on a straight-line basis over the applicable lives of the leases. Above- and below-market lease intangibles are amortized to rental income on a straight-line basis over the applicable lives of the leases. Deferred financing costs are amortized to interest expense over the term of the related credit facility or other debt instrument using the straight-line method, which approximates amortization under the effective interest method.

Contingent Liabilities

From time to time, the Company may be subject to loss contingencies arising from legal proceedings and similar matters. Additionally, while the Company maintains comprehensive liability and property insurance with respect to each of its properties, the Company may be exposed to unforeseen losses related to uninsured or under-insured damages.

Management will monitor any matter that may present a contingent liability, and, on a quarterly basis, will review any reserves and accruals relating to the liabilities, adjusting provisions as necessary in view of changes in available information. Liabilities for contingencies are first recorded when a loss is determined to be both probable and can be reasonably estimated. Changes in estimates regarding the exposure to a contingent loss will be reflected as

Notes to Condensed Consolidated Financial Statements - Continued

adjustments to the related liability in the periods when they occur and will be disclosed in the notes to the Consolidated Financial Statements.

On occasion, the Company may also have acquisitions which include contingent consideration.  Accounting for business combinations require the Company to estimate the fair value of any contingent purchase consideration at acquisition. Management will monitor these contingencies on a quarterly basis. Changes in estimates regarding contingent purchase consideration will be reflected as adjustments to the related liability in the periods when they occur and will be disclosed in the notes to the Consolidated Financial Statements. During 2015, the Company recorded approximately $1.2 million in contingent consideration related to two of its acquisitions. See Note 4 for more details.

Income Taxes

The Company has elected to be taxed as a REIT, as defined under the Internal Revenue Code. We have also elected for one subsidiary to be treated as a taxable REIT subsidiary ("TRS"), which is subject to federal and state income taxes. No provision has been made for federal income taxes for the REIT, however, the Company has provided federal and state income taxes for the TRS. The Company intends at all times to qualify as a real estate investment trust (“REIT”) under Sections 856 and 860 of the Internal Revenue Code of 1986, as amended. The Company must distribute at least 90% per annum of its REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles) and meet other requirements to continue to qualify as a real estate investment trust. See further discussion in Note 13.

The Company classifies interest and penalties related to uncertain tax positions, if any, in the Consolidated Financial Statements as a component of general and administrative expenses. No such amounts were recognized during 2015 or 2014.

The Company is subject to audit by the Internal Revenue Service and by state taxing authorities for the period from March 28, 2014 through December 31, 2014.

Sales and Use Taxes

The Company must pay sales and use taxes to certain state tax authorities based on rent collected from tenants in properties located in those states. The Company is generally reimbursed for those taxes by those tenants. The Company accounts for the payments to the taxing authority and subsequent reimbursement from the tenant on a net basis, included in tenant reimbursement revenue on the Company’s Consolidated Statements of Comprehensive Loss.

Concentration of Credit Risks

Our credit risks primarily relate to cash and cash equivalents and our one mortgage note receivable. Cash and cash equivalents are primarily held in bank accounts and overnight investments. We maintain our bank deposit accounts with large financial institutions in amounts that often exceed federally-insured limits. We have not experienced any losses in such accounts. We invested in one fixed rate mortgage note during the third quarter of 2015 and have a fixed price purchase option on the secured property through September 30, 2016. See Note 4 for more details.

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

Notes to Condensed Consolidated Financial Statements - Continued

New Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases. This standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of the new standard on our Consolidated Financial Statements.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. This standard eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize measurement-period adjustments, including its effect on earnings and goodwill, in the period in which the amount of the adjustment is determined. This standard is effective for us beginning January 1, 2016. In general, we do not believe the adoption of this standard will have a material impact on our results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard requires debt issuance costs to be reported in the balance sheet as a direct reduction from the face amount of the note in which it is directly related. The SEC staff has indicated that it will not object to an entity deferring and presenting debt issuance costs related to lines-of-credit as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This standard is effective for us beginning January 1, 2016, on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The Company intends on continuing to present our debt issuance costs related to our line-of-credit as an asset. Therefore, we do not expect the adoption of this standard to have an impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, as amended by ASU No. 2015-14, Revenue from Contracts with Customers, a comprehensive new revenue recognition standard that supersedes most existing revenue recognition guidance, including sales of real estate. This standard's core principle is that a company will recognize revenue when it transfers goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods and services. However, leasing contracts, representing the major source of the Company's revenues, are not within the scope of the new standard and will continue to be accounted for under existing standards. This new standard is effective for the Company for annual and interim periods beginning on January 1, 2018 with early adoption permitted in 2017. The Company has not yet determined the effects on the consolidated financial statements and related notes resulting from the adoption of this new standard.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This standard includes changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity, and (3) the primary beneficiary determination. This standard is effective for us beginning January 1, 2016. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Note 2—Real Estate Investments

As of December 31, 2015, the Company had investments of approximately $143.9 million in 41 real estate properties and mortgage notes receivable. The following table summarizes the Company's investments.

(Dollars in thousands)	Number of Facilities	Land	Buildings, Improvements, and Lease Intangibles	Personal Property	Total	Accumulated Depreciation
Medical office:
Alabama	2	$360	$2,176	$—	$2,536	$—
Florida	2	740	11,010	—	11,750	76
Georgia	1	366	3,088	—	3,454	213
Illinois	1	821	8,644	—	9,465	295
Kansas	2	1,379	10,497	—	11,876	784
Kentucky	1	484	4,122	—	4,606	129
Ohio	1	33	3,671	—	3,704	254
Texas	2	2,493	9,992	—	12,485	610
	12	6,676	53,200	—	59,876	2,361
Physician clinics:
Alabama	1	533	2,663	—	3,196	—
Arizona	1	41	1,594	—	1,635	115
Florida	3	—	5,950	—	5,950	115
Kansas	3	1,558	10,713	—	12,271	391
Pennsylvania	1	330	2,770	—	3,100	305
Virginia	1	110	1,362	—	1,472	74
Wisconsin	1	412	2,588	—	3,000	141
	11	2,984	27,640	—	30,624	1,141
Ambulatory surgery centers:
Arizona	1	227	2,473	—	2,700	132
Colorado	1	375	2,325	—	2,700	39
Michigan	1	300	5,595	—	5,895	71
Ohio	1	188	1,382	—	1,570	130
Pennsylvania	1	149	1,301	—	1,450	63
South Carolina	1	315	1,890	—	2,205	217
Texas	1	528	4,072	—	4,600	209
	7	2,082	19,038	—	21,120	861
Dialysis clinics:
Colorado	1	259	2,791	—	3,050	124
Georgia	1	62	1,038	—	1,100	61
Kentucky	1	193	3,423	—	3,616	161
Ohio	1	66	1,184	—	1,250	74
Tennessee	1	28	572	—	600	21
Texas	1	181	2,956	—	3,137	98
	6	789	11,964	—	12,753	539
Oncology centers:
Alabama	3	415	4,385	—	4,800	290
	3	415	4,385	—	4,800	290
Behavioral facilities:
Indiana	1	270	2,651	—	2,921	11
	1	270	2,651	—	2,921	11
Corporate property	—	—	838	35	873	—
Total owned properties	40	$13,216	$119,716	$35	$132,967	$5,203
Mortgage note receivable, net	1	—	—	—	10,897	—
Total real estate investments	41	$13,216	$119,716	$35	$143,864	$5,203

Notes to Condensed Consolidated Financial Statements - Continued

Note 3—Real Estate Leases

The Company’s properties are generally leased pursuant to non-cancelable, fixed-term operating leases with expiration dates through 2030. The Company’s leases generally require the lessee to pay minimum rent, with fixed rent renewal terms or increases based on a Consumer Price Index and additional rent, which may include taxes (including property taxes), insurance, maintenance and other operating costs associated with the leased property. Certain of the Company's leases provide the lessee with a purchase option or a right of first refusal to purchase the leased property. The purchase option provisions generally allow the lessee to purchase the leased property at fair market value or at an amount greater than the Company's gross investment in the leased property at the time of the purchase. No purchase options were exercisable at December 31, 2015.

Future Minimun Lease Payments

Future minimum lease payments under the non-cancelable operating leases due the Company for the years ending December 31, as of December 31, 2015, are as follows (in thousands):

2016	$12,558
2017	10,850
2018	8,523
2019	6,014
2020	4,867
2021 and thereafter	21,123
$63,935

Revenue Concentrations

During 2015, the Company acquired and leased its portfolio to a diverse tenant base. At December 31, 2015, the Company had no customers that accounted for more than 10% of its consolidated revenues.

The Company's portfolio is currently located in 18 states. However, approximately 41.3% of our consolidated revenues for the year ended December 31, 2015 were derived from properties located in Kansas (23.8%) and Texas (17.5%).

Note 4—Real Estate Acquisitions

Property Acquisitions

During the fourth quarter of 2015, the Company acquired eight real estate properties totaling approximately 214,192 square feet and acquired its new corporate office for an aggregate purchase price of approximately $29.9 million, including cash consideration of approximately $29.6 million. Upon acquisition, the eight properties were approximately 97.7% leased in the aggregate with lease expirations ranging from 2017 to 2030.

During the third quarter of 2015, the Company acquired three real estate properties totaling approximately 71,153 square feet for an aggregate purchase price of approximately $13.1 million, including cash consideration of approximately $13.0 million. Upon acquisition, the properties were approximately 93.6% leased in the aggregate with lease expirations ranging from 2016 through 2024.

During the second quarter of 2015, the Company acquired 29 real estate properties totaling approximately 474,303 square feet for an aggregate purchase price of approximately $87.4 million, including cash consideration of approximately $87.2 million. Upon acquisition, the properties were approximately 92.9% leased in the aggregate with lease expirations ranging from 2015 through 2030. In addition, two of the properties include contingent consideration which could result in additional purchase price of up to $1.5 million. At December 31, 2015, the Company had estimated the fair value of these contingencies and has recorded an aggregate liability of

Notes to Condensed Consolidated Financial Statements - Continued

approximately $1.2 million. The Company will monitor these contingencies through the contingency periods that end as of December 31, 2016 and will record any adjustments as needed on a quarterly basis until the contingencies are resolved.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the property acquisitions during 2015.

	Estimated Fair Value	Estimated Useful Life
	(In thousands)	(In years)
Land	$13,216
Buildings	97,518	20 - 40
Intangibles:
At-market lease intangibles	21,406	1.2 - 9.3
Above-market lease intangibles	65	2.6
Below-market lease intangibles	(357)	6.1 - 7.8
Total intangibles	21,114
Accounts receivable and other assets assumed	18
Accounts payable, accrued liabilities and other liabilities assumed (1)	(1,040)
Contingent liabilities	(1,190)
Prorated rent and operating expense reimbursement amounts collected	(686)
Expenses paid, including closing costs	832
Total cash consideration	$129,782
(1) Includes security deposits received, property taxes payable prior to the acquisition, and a tenant improvement allowance.

Mortgage Notes Receivable

During 2015, the Company funded an $11.0 million mortgage secured by a 29,890 square foot long-term acute care facility in Louisiana which matures on September 30, 2026. The Company received loan and commitment fees from the transaction totaling $137,500 which have been deferred and will be recognized into income on a straight-line basis. The mortgage loan requires interest only payments to us through September 2016 and has a stated fixed interest rate of 9.5%. Thereafter, monthly principal and interest payments will be due through maturity. The Company has an option to purchase the property through September 30, 2016 for a fixed amount. The mortgage note receivable is classified as held-for-investment based on management's intent and ability to hold the loans until maturity and is carried at cost.

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

Amounts outstanding under the Credit Facility bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 2.50% to 3.00% or (ii) a base rate plus 1.50% to 2.00%, in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.25% of the amount of the unused portion of the Credit Facility if amounts borrowed are greater than 50% of the borrowing

Notes to Condensed Consolidated Financial Statements - Continued

capacity under the Credit Facility and 0.35% of the unused portion of the Credit Facility if amounts borrowed are less than or equal to 50% of the borrowing capacity under the Credit Facility (0.35% at December 31, 2015). At December 31, 2015, the Company had $17.0 million outstanding under the Credit Facility with a weighted average interest rate of approximately 3.6% and remaining availability of approximately $58.0 million.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. The Company was in compliance with its financial covenants under its Credit Facility at December 31, 2015. Also, our present financing policy prohibits incurring debt (secured or unsecured) in excess of 40% of our total book capitalization.

Note 6—Stockholders’ Equity

Common Stock

The following table provides a reconciliation of the beginning and ending common stock balances for the year ended December 31, 2015 and for the period March 28, 2014 (inception) through December 31, 2014:

	Year Ended December 31, 2015	For the Period March 28, 2014 (inception) through December 31, 2014
Balance, beginning of period	200,000	—
Issuance of common stock	7,311,183	200,000
Restricted stock issued	85,757	—
Balance, end of period	7,596,940	200,000

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

Notes to Condensed Consolidated Financial Statements - Continued

Dividends Declared

During 2015, the Company declared and paid dividends as shown in the table below.

Declaration Date	Record Date	Date Paid	Amount Per Share
August 6, 2015	August 20, 2015	September 3, 2015	$0.142
November 6, 2015	November 20, 2015	December 4, 2015	$0.375

Note 7—Loss Per Common Share

The following table sets forth the computation of basic and diluted loss per common share.

	Year Ended December 31,	For the Period March 28, 2014 (inception) through December 31,
(Dollars in thousands, except per share data)	2015	2014
Net loss	$(1,456)	$—

Weighted Average Common Shares Outstanding
Weighted average Common Shares outstanding	4,778,144	200,000
Unvested restricted stock	(51,219)	—
Weighted average Common Shares outstanding–Basic	4,726,925	200,000
Weighted average Common Shares–Basic	4,726,925	200,000
Dilutive effect of restricted stock	—	—
Weighted average Common Shares outstanding –Diluted	4,726,925	200,000

Basic Loss per Common Share	$(0.31)	$—

Diluted Loss per Common Share	$(0.31)	$—

The dilutive effect of 9,927 shares of restricted common stock were excluded from the calculation of diluted loss per common share for the year ended December 31, 2015, because the effect was anti-dilutive due to the net loss incurred during the period.

Note 8—Incentive Plan

2014 Incentive Plan

The 2014 Incentive Plan (the "Incentive Plan") authorizes the Company to issue 525,782 shares of common stock to its employees and directors, as well as grant awards in the form of cash. The Incentive Plan will automatically terminate in 10 years unless terminated earlier by the Company's Board of Directors. As of December 31, 2015, the Company had issued a total of 85,757 shares under the Incentive Plan for compensation-related awards to its employees and directors, with 440,025 shares remaining at December 31, 2015 which had not been issued. Shares issued under the Incentive Plan are generally subject to long-term, fixed vesting periods of three to eight years. If an employee or director voluntarily terminates his or her relationship with the Company or is terminated for cause before the end of the vesting period, the shares are forfeited, at no cost to the Company. Once the shares have been granted, the recipient of the shares has the right to receive dividends and the right to vote the shares.

Alignment of Interest Program

The Company's Alignment of Interest Program under the Incentive Plan is designed to provide the Company's employees and directors with an incentive to remain with the Company and to incentivize long-term growth and profitability. Under the Alignment of Interest Program, employees may elect to defer up to 100% of their base salary and directors may elect to defer up to 100% of their director fees, subject to the Incentive Plans long-term, fixed vesting periods. The number of shares granted will be increased through a Company match depending on the length of the vesting period selected by the employee or director. Employees may select vesting periods of 3 years, 5 years, or 8 years, with a 30%, 50%, and 100% Company match, respectively. Directors may select vesting periods of 1 year, 2 years, or 3 years, with a 20%, 40%, or 60% Company match, respectively.

On May 28, 2015, the Company granted 69,125 shares of restricted common stock to its officers, in lieu of salary, that will cliff vest in eight years. On May 28, 2015, the Company also granted its directors 5,264 shares of restricted common stock upon completion of the initial public offering and granted 11,368 shares of restricted common stock to its directors, in lieu of director fees, which will cliff vest in three years. Compensation expense recognized during the year ended December 31, 2015 from the amortization of the value of shares over the vesting period was approximately $0.2 million.

Officer Incentive Program

The Company's Officer Incentive Program under the Incentive Plan is designed to provide incentives to the Company's officers that are designed to reward its officers for individual, as well as Company performance in the form of cash or restricted stock. Company performance will be based on performance targets, including funds from operations ("FFO"), dividend payout percentages, as well as the Company's relative total stockholder return performance over one-year and three-year periods, measured against the Company's peer group, as determined by the Company's Board of Directors each year. Officers may elect, in the year prior to an award, to receive awards under the Officer Incentive Program in cash or restricted stock and may elect, in the year prior to an award, a vesting period as discussed under the Alignment of Interest Program. As of December 31, 2015, no awards had been issued under the Officer Incentive Program.

Summary

A summary of the activity under the Incentive Plan and related information for the year ended December 31, 2015 is included in the table below. No shares were issued under the Incentive Plan during 2014.

Year Ended December 31, 2015
Stock-based awards, beginning of year	—
Stock in lieu of compensation	41,669
Stock awards	44,088
Total Granted	85,757
Stock-based awards, end of year	85,757
Weighted average grant date fair value of:
Stock-based awards, beginning of year	$—
Stock-based awards granted during the year	$19.65
Stock-based awards, end of year	$19.65
Grant date fair value of shares granted during the year	$1,685,125

The vesting periods for the non-vested shares granted during 2015 ranged from three to eight years with a weighted-average amortization period remaining as of December 31, 2015 of approximately 6.4 years.

Note 9—Other Assets

Other assets consists primarily of receivables, straight-line rent receivables, prepaids, deferred financing costs, and above-market intangible assets. Items included in "Other assets, net" on the Company's Consolidated Balance Sheets as of December 31, 2015 and 2014 are detailed in the table below.

	December 31,
(Dollars in thousands)	2015	2014
Accounts receivable	$995	$—
Straight-line rent receivables	133	—
Allowance for doubtful accounts	(71)	—
Prepaid assets	227	—
Deferred financing costs, net	706	—
Above-market intangible assets, net	50	—
Other	84	—
	$2,124	$—

Note 10—Intangible Assets and Liabilities

The Company has deferred financings costs and and various real estate acquisition lease intangibles included in its Consolidated Balance Sheet as of December 31, 2015 and 2014 as detailed in the table below.

	Gross Balance at December 31,		Accumulated Amortization at December 31,		Weighted Average
(Dollars in thousands)	2015	2014	2015	2014	Remaining Life (Years)	Balance Sheet Classification
Deferred financing costs	$873	$—	$167	$—	2.4	Other assets
Above-market lease intangibles	65	—	15	—	2.0	Other assets
Below-market lease intangibles	(357)	—	(32)	—	5.9	Other liabilities
At-market lease intangibles	21,406	—	3,724	—	3.3	Real estate properties
	21,987	—	3,874	—	3.2

Expected future amortization, net, for the next five years of the Company's intangible assets and liabilities, in place as of December 31, 2015 are included in the table below.

(in thousands)	Amortization, net
2016	$7,204
2017	5,269
2018	2,761
2019	1,449
2020	623

Note 11—Commitments and Contingencies

Tenant improvements

The Company may provide tenant improvement allowances in new or renewal leases for the purpose of refurbishing or renovating tenant space. The Company may also assume tenant improvement obligations included in leases acquired in its real estate acquisitions. During 2015, the Company assumed $0.3 million in tenant improvement allowances relating to two tenants whose leases expire in 2018 and 2020.

Capital Improvements

The Company has entered into contracts with various vendors for various capital improvement projects related to its portfolio. Some of these expenditures will be subsequently billed and reimbursed by tenants as provided for in their leases with the Company. Also, the Company is completing improvements to its new corporate office. As of December 31, 2015, the Company had commitments of approximately $0.3 million that is expected to be spent on these capital improvement projects.

Legal Proceedings

The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company's Consolidated Financial Statements.

Note 12—Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, receivables and payables are a reasonable estimate of their fair value as of December 31, 2015 and 2014 due to their short-term nature. The carrying amount of the Company's revolving credit facility estimates its fair value as of December 31, 2015 as its interest rate varies with the market. The Company funded an $11.0 million mortgage note receivable on September 30, 2015 at a fixed rate of 9.5% per annum. The Company calculates the estimated fair value of its mortgage notes based either on cash flow analyses at an assumed market rate of interest or at a rate consistent with the rates on mortgage notes acquired by the Company recently. The Company believes that the fair value of the Company's $11.0 million mortgage notes receivable at December 31, 2015 was approximately $11.0 million, using level 2 inputs.

Note 13—Other Data

Taxable Income (unaudited)

The Company has elected to be taxed as a REIT, as defined under the Internal Revenue Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its taxable income to its stockholders. We have also elected for one subsidiary to be treated as a taxable REIT subsidiary ("TRS"), which is subject to federal and state income taxes. All entities other than the TRS are collectively referred to as "the REIT" within this Note 13.

The REIT generally will not be subject to federal income tax on taxable income it distributes currently to its stockholders. Accordingly, no provision for federal income taxes for the REIT has been made in the accompanying Consolidated Financial Statements. If the REIT fails to qualify as a REIT for any taxable year, then it will be subject to federal income taxes at regular corporate rates, including any applicable alternative minimum tax, and may not be able to qualify as a REIT for four subsequent taxable years. Even if the REIT continues to qualify as a REIT, it may be subject to certain state and local taxes on its income and property and to federal income and excise tax on its undistributed taxable income.

The Company's provision for income taxes is as follows for the year ended December 31, 2015. There were no operations, and therefore, no income taxes prior to 2015:

(Dollars in thousands)	Year Ended December 31, 2015
Current	$—
Deferred	10
Total	$10

The provision for income taxes for the year ended December 31, 2015 primarily relates to temporary differences between the bases of assets of the Company's TRS for financial reporting purposes and the bases of those assets for income tax purposes. The expense provided is included in general and administrative expense on the Company's Consolidated Statements of Comprehensive Loss.

On a tax-basis, the Company’s gross real estate assets totaled approximately $133.0 million (unaudited) and $0, respectively, as of December 31, 2015 and 2014.

The following table reconciles the Company’s consolidated net loss to taxable income for the year ended December 31, 2015. There were no operations in 2014.

(Dollars in thousands)	Year Ended December 31, 2015
Net loss	$(1,456)
Reconciling items to taxable income:
Depreciation and amortization	3,806
Straight-line rent	(133)
Receivable allowance	71
Stock-based compensation	121
Deferred rent	529
Other	(86)
4,308
Taxable income (1)	$2,852
Dividends paid	$3,883
__________
(1) Before REIT dividend paid deduction.

Characterization of Distributions (unaudited)

Earnings and profits (as defined under the Internal Revenue Code), the current and accumulated amounts of which determine the taxability of distributions to stockholders, vary from net income attributable to common stockholders and taxable income because of different depreciation recovery periods, depreciation methods, and other items.
Distributions in excess of earnings and profits generally constitute a return of capital. The following tables shows the characterization of the distributions on the Company's common stock for the year ended December 31, 2015. The Company did not have any operations prior to its initial public offering completed on May 27, 2015 and did not pay dividends for any period beginning prior to its initial public offering. Also, no preferred shares have been issued by the Company. As such, no dividends have been paid to date relating to preferred shares.

	2015
	Per Share	%
Common stock:
Ordinary income	$0.396	76.6%
Return of capital	0.121	23.4%
Common stock distributions	$0.517	100.0%

Note 14—Related Party Transactions

Concurrent Private Placements

Concurrently with the completion of the Company’s initial public offering, Timothy G. Wallace, our Chairman, Chief Executive Officer and President, and certain of our officers and directors acquired common stock through concurrent private placements at a price per share equal to the initial public offering price. See Note 6 for further details.

Reimbursement of Costs to Athena Funding Partners

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

On April 1, 2014, the Company entered into a formation services agreement with AFP pursuant to which the Company agreed to reimburse the actual costs incurred by AFP only upon the successful completion of the initial public offering. The Company reimbursed AFP approximately $0.4 million during 2015. AFP will receive no further compensation for providing such services and funding such costs.

Note 15—Subsequent Events

Real Estate Investments

In January 2016, the Company acquired two real estate properties totaling approximately 59,500 square feet for an aggregate purchase price of approximately $9.5 million, including cash consideration of approximately $9.5 million. Upon acquisition, the properties were 89.4% leased with lease expiration dates through 2025.

In January 2016, the Company funded a $12.5 million mortgage secured by a 85,000 square foot behavioral facility in Illinois which matures on January 31, 2027. The Company received a loan fee from the transaction totaling $93,750 which has been deferred and will be recognized into income on a straight-line basis. The mortgage loan requires interest only payments to us of 11.0% per annum through January 2017 and has a stated fixed interest rate of 9.5% per annum thereafter in which monthly principal and interest payments will be due through maturity. The Company has an option to purchase the property through January 13, 2017 for a fixed amount.

These investments were funded with proceeds from the Credit Facility.

Dividend Declared
On February 8, 2016, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.3775 per share. The dividend is payable on March 4, 2016 to stockholders of record on February 19, 2016.

Notes to Condensed Consolidated Financial Statements - Continued

Restricted Stock Issuances

On January 15, 2016, pursuant to the Alignment of Interest Program, the Company granted 117,714 shares of restricted common stock to its employees, in lieu of salary, that will cliff vest in eight years. Of the shares granted, 58,857 shares of restricted stock were granted in lieu of compensation and 58,857 shares of restricted stock were awards granted by the Company.

Note 16—Selected Quarterly Financial Data (unaudited)

Quarterly financial information for the year ended December 31, 2015 is summarized below. The Company completed its initial public offering on May 27, 2015. There were no operations for the Company prior to its initial public offering.

	Quarter Ended
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
Revenues	$—	$836	$3,240	$4,556
Expenses (1)	—	2,318	3,185	4,256
Other income (expense)	—	(27)	(122)	(179)
Net income (loss)	$—	$(1,509)	$(67)	$121
Net income (loss) per basic common share	$—	$(0.42)	$(0.01)	$0.02
Net income (loss) per diluted common share	$—	$(0.42)	$(0.01)	$0.02
__________
(1) Expenses include approximately $1.6 million related to the Company's initial public offering and acquisition of 40 properties.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act.

Limitations on the Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This information is incorporate by reference from the Company's Definitive Proxy Statement with respect to the 2015 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2016.

ITEM 11.    EXECUTIVE COMPENSATION

This information is incorporate by reference from the Company's Definitive Proxy Statement with respect to the 2015 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2016.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporate by reference from the Company's Definitive Proxy Statement with respect to the 2015 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2016.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporate by reference from the Company's Definitive Proxy Statement with respect to the 2015 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2016.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is incorporate by reference from the Company's Definitive Proxy Statement with respect to the 2015 Annual Meeting of Stockholders to be filed with the SEC no later than April 29, 2016.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents of Community Healthcare Trust Incorporated are included in this Annual Report on Form 10-K.

(a) Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2015 and 2014
Consolidated Statements of Comprehensive Loss for the year ended December 31, 2015 and for the period from March 28, 2014 (inception) through December 31, 2014
Consolidated Statements of Stockholders' Equity for the year ended December 31, 2015 and for the period from March 28, 2014 (inception) through December 31, 2014
Consolidated Statements of Cash Flows for the year ended December 31, 2015 and for the period from March 28, 2014 (inception) through December 31, 2014
Notes to the Consolidated Financial Statements

(b) Financial Statement Schedules:
Schedule II - Valuation and Qualifying Accounts for the year ended December 31, 2015 and for the period from March 28, 2014 (inception) through December 31, 2014	93
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2015	94
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2015	95
All other schedules are omitted because they are either not applicable, not required or because the information is included in the Consolidated Financial Statements or notes included in this Annual Report on Form 10-K.

c) Exhibits

Exhibit Number	Description
3.1	Corporate Charter of Community Healthcare Trust Incorporated, as amended (1)
3.2	Bylaws of Community Healthcare Trust Incorporated, as amended (2)
4.1	Form of Certificate of Common Stock of Community Healthcare Trust Incorporated (3)
10.1	Agreement of Limited Partnership of Community Healthcare OP, LP(4)
10.2	Form of Indemnification Agreement(5)
10.3 †	Community Healthcare Trust Incorporated 2014 Incentive Plan, as amended(6)
10.4 †	Community Healthcare Trust Incorporated Alignment of Interest Program(7)
10.5 †	Community Healthcare Trust Incorporated Officer Incentive Program(8)
10.6 †	Employment Agreement between Community Healthcare Trust Incorporated and Timothy G. Wallace(9)
10.7 †	Employment Agreement between Community Healthcare Trust Incorporated and W. Page Barnes(10)
10.8 †	Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach(11)
10.9	Form of Restricted Stock Agreement(12)
10.10	Form of Officer Compensation Reduction Election Form(13)
10.11	Form of Director Compensation Reduction Election Form(14)
10.12	Credit agreement dated as of June 3, 2015, by and among Community Healthcare OP, LP, the Company, the Lenders from time to time party hereto, and SunTrust Bank, as Administrative Agent.(15)
21 *	Subsidiaries of the Registrant
23 *	Consent of BDO USA, LLP, independent registered public accounting firm
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

32.1 **	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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

(15)	Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on June 4, 2015 and incorporated herein by reference.
_________

*	Filed herewith.

**	Furnished herewith.

†	Denotes executive compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Franklin, State of Tennessee, on February 26, 2016.
Date: February 26, 2016

COMMUNITY HEALTHCARE TRUST INCORPORATED

By:	/s/ Timothy G. Wallace
Timothy G. Wallace
Chairman of the Board and Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Timothy G. Wallace	Chairman of the Board and Chief Executive	February 26, 2016
Timothy G. Wallace	Officer and President (Principal Executive Officer)

/s/ W. Page Barnes	Executive Vice President and Chief Financial	February 26, 2016
W. Page Barnes	Officer (Principal Financial Officer)

/s/ Leigh Ann Stach	Vice President of Financial Reporting and Chief Accounting	February 26, 2016
Leigh Ann Stach	Officer (Principal Accounting Officer)

/s/ Alan Gardner	Director	February 26, 2016
Alan Gardner

/s/ Robert Hensley	Director	February 26, 2016
Robert Hensley

/s/ Alfred Lumsdaine	Director	February 26, 2016
Alfred Lumsdaine

/s/ R. Lawrence Van Horn	Director	February 26, 2016
Lawrence Van Horn

Schedule II - Valuation and Qualifying Accounts for the year ended December 31, 2015 and for the period from March 28, 2014 (inception) through December 31, 2014
(Dollars in thousands)

			Additions
Description		Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Uncollectible Accounts Written-off	Balance at End of Period
2015	Accounts receivable allowance	$—	$71	$—	$—	$71

2014	Accounts receivable allowance	$—	$—	$—	$—	$—

Schedule III - Real Estate and Accumulated Depreciation at December 31, 2015
(Dollars in thousands)

			Land			Buildings, Improvements, and Lease Intangibles
Property Type	Number of Properties	State	Initial Investment	Costs Capitalized Subsequent to Acquisition	Total	Initial Investment	Costs Capitalized Subsequent to Acquisition	Total	Personal Property	Total Property (1)	Accumulated Depreciation (2)	Encumbrances	Date Acquired	Original Date Constructed
Medical office buildings	12	AL, FL, GA, IL, KS, KY, OH, TX	$6,676	$—	$6,676	$52,671	$529	$53,200	$—	$59,876	$2,362	$—	2015	1979-2009
Physician clinics	11	AL, AZ, FL, KS, PA, VA, WI	2,984	—	2,984	27,543	97	27,640	—	30,624	1,139	—	2015	1982-2009
Ambulatory surgery centers	7	AZ, CO, MI, OH, PA, SC, TX	2,082	—	2,082	19,033	5	19,038	—	21,120	862	—	2015	1979-2004
Dialysis clinics	6	CO, GA, KY, OH, TN, TX	789	—	789	11,941	23	11,964	—	12,753	539	—	2015	1960-2005
Oncology centers	3	AL	415	—	415	4,385	—	4,385	—	4,800	290	—	2015	1995-2006
Behavioral facilities	1	IN	270	—	270	2,651	—	2,651	—	2,921	11	—	2015	2001
Total Real Estate	40		13,216	—	13,216	118,224	654	118,878	—	132,094	5,203	—
Corporate property	—		—	—	—	700	138	838	35	873	—	—
Total Properties	40		$13,216	$—	$13,216	$118,924	$792	$119,716	$35	$132,967	$5,203	$—

(1) Total properties as of December 31, 2015 have an estimated aggregate total cost of $133.0 million (unaudited) for federal income tax purposes.
(2) Depreciation is provided for on a straight-line basis on buildings and improvements over 2.3 years to 40.0 years, lease intangibles over 1.2 years to 9.3 years, and personal property over 3.0 years.
(3) A reconciliation of Total Property and Accumulated Depreciation for the year ended December 31, 2015 and for the period from March 28, 2014 (inception) through December 31, 2014 is provided below.

	Year Ended December 31, 2015		Period from March 28, 2014 (inception) through December 31, 2014
(Dollars in thousands)	Total Property	Accumulated Depreciation	Total Property	Accumulated Depreciation
Beginning Balance	$—	$—	$—	$—
Additions during the period:
Acquisitions	132,140	5,203	—	—
Other improvements	827	—	—	—
Ending Balance	$132,967	$5,203	$—	$—

Schedule IV - Mortgage Loans on Real Estate as of December 31, 2015
(Dollars in thousands)

Description of Collateral	Interest Rate	Maturity Date	Periodic Payment Terms	Original Face Amount	Carrying Amount (2) (3)	Balloon

Long-term care acute care facility in Louisiana (3)	9.5%	9/30/2026	(1)	$11,000	$10,897	—
Total Mortgage Loans					$10,897

(1) Interest only until September 30, 2016. Thereafter, principal and interest payments are due monthly through the maturity date.
(2) Includes deferred loan and commitment fees of approximately $138,000.
(3) First mortgage with an option, expiring on September 30, 2016, to purchase the property securing the mortgage.
(4) A rollforward of Mortgage loans on real estate for the year ended December 31, 2015 and for the period from March 28, 2014 (inception) through December 31, 2014 is provided below.

	Year Ended December 31, 2015	For the period March 28, 2014 (inception) through December 31, 2014
Balance at beginning of period	$—	$—
Additions during the period:
New or acquired mortgages, net	10,862	—
Amortization of loan and commitment fees	35	—
	10,897	—
Deductions during the period:
Scheduled principal payments	—	—
	—	—
Balance at end of period (a)	$10,897	$—

(a) Total mortgage loans as of December 31, 2015 had an aggregate total cost of $11.0 million (unaudited) for federal income tax purposes.