Form 10-Q
period 2016-03-31
Community Healthcare Trust Inc
filed 2016-05-12
CIK 1631569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37401

Community Healthcare Trust Incorporated
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	46-5212033 (I.R.S. Employer Identification No.)
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
Yes  ☐     No ☒

The Registrant had 12,889,654 shares of Common Stock, $0.01 par value per share, outstanding as of April 30, 2016.

COMMUNITY HEALTHCARE TRUST INCORPORATED
FORM 10-Q
March 31, 2016

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	March 31, 2016	December 31, 2015
ASSETS
Real estate properties
Land	$19,317	$13,216
Buildings, improvements, and lease intangibles	140,322	119,716
Personal property	69	35
Total real estate properties	159,708	132,967
Less accumulated depreciation	(8,018)	(5,203)
Total real estate properties, net	151,690	127,764
Cash and cash equivalents	1,571	2,018
Mortgage notes receivable, net	23,277	10,897
Other assets, net	2,704	2,124
Total assets	$179,242	$142,803

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Revolving credit facility	$55,000	$17,000
Accounts payable and accrued liabilities	1,299	812
Other liabilities	3,349	2,721
Total liabilities	59,648	20,533

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 450,000,000 shares authorized; 7,714,654 and 7,596,940 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	77	76
Additional paid-in capital	127,697	127,578
Cumulative net loss	(1,340)	(1,456)
Cumulative dividends	(6,840)	(3,928)
Total stockholders’ equity	119,594	122,270
Total liabilities and stockholders' equity	$179,242	$142,803
See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
REVENUES
Rental income	$3,673	$—
Tenant reimbursements	957	—
Mortgage interest	536	—
	5,166	—

EXPENSES
Property operating	1,049	—
General and administrative	806	—
Depreciation and amortization	2,815	—
	4,670	—
OTHER INCOME (EXPENSE)
Interest expense	(380)	—
	(380)	—
NET INCOME AND COMPREHENSIVE INCOME	$116	$—

INCOME PER COMMON SHARE:
Net income per common share – Basic	$0.02	$—
Net income per common share – Diluted	$0.02	$—
WEIGHTED AVERAGE COMMON SHARE OUTSTANDING-BASIC	7,511,183	200,000
WEIGHTED AVERAGE COMMON SHARE OUTSTANDING-DILUTED	7,562,644	200,000
DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.3775	$—

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid in Capital	Cumulative Net Loss	Cumulative Dividends	Total Equity
Balance at December 31, 2015	$—	$76	$127,578	$(1,456)	$(3,928)	$122,270
Stock-based compensation	—	1	119	—	—	120
Net income	—	—	—	116	—	116
Dividends to common stockholders ($0.3775 per share)	—	—	—	—	(2,912)	(2,912)
Balance at March 31, 2016	$—	$77	$127,697	$(1,340)	$(6,840)	$119,594

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015

OPERATING ACTIVITIES
Net income	$116	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,906	—
Stock-based compensation	120	—
Straight-line rent receivable	(95)	—
Reduction in contingent purchase price	(188)	—
Changes in operating assets and liabilities:
Other assets	(564)	—
Accounts payable and accrued liabilities	455	—
Other liabilities	(164)	—
Net cash provided by operating activities	2,586	—

INVESTING ACTIVITIES
Acquisitions of real estate	(25,326)	—
Funding of mortgage notes receivable	(12,406)	—
Capital expenditures on existing real estate properties	(389)	—
Net cash used in investing activities	(38,121)	—

FINANCING ACTIVITIES
Net borrowings on revolving credit facility	38,000	—
Dividends paid	(2,912)	—
Net cash provided by financing activities	35,088	—
Decrease in cash and cash equivalents	$(447)	$—
Cash and cash equivalents, beginning of period	2,018	2
Cash and cash equivalents, end of period	$1,571	$2

Supplemental Cash Flow Information:
Interest paid	$294	$—

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)
(Dollars in thousands, except per share amounts, and unless otherwise noted)

Note 1—Summary of Significant Accounting Policies

Business Overview

Community Healthcare Trust Incorporated (the ‘‘Company’’, ‘‘we’’, ‘‘our’’) was organized in the State of Maryland on March 28, 2014. The Company is a fully-integrated healthcare real estate company that owns and acquires real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers in non-urban markets. The Company conducts its business through an UPREIT structure in which its properties are owned by its operating partnership, either directly or through subsidiaries. The Company is the sole general partner, owning 100% of the operating partnership ("OP") units. On May 27, 2015, the Company completed its initial public offering of 7,187,500 shares of common stock, including 937,500 shares of common stock issued in connection with the exercise in full of the underwriters' option to purchase additional shares, and received net proceeds of approximately $125.2 million from the offering. Concurrently, the Company issued 123,683 shares of common stock for approximately $2.3 million in net proceeds in private placements to certain officers and directors. In June 2015, the Company entered into a $75.0 million syndicated senior revolving credit facility (the "Credit Facility"). In April 2016, the Company completed a follow-on offering of 5,175,000 shares of its common stock, including 675,000 shares of common stock issued in connection with the exercise in full of the underwriters’ option to purchase additional shares, and received net proceeds of approximately $86.8 million from the offering.

As of March 31, 2016, the Company had investments of approximately $183.0 million in 46 real estate properties and mortgages, located in 18 states, totaling over 1.0 million square feet in the aggregate.

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

This interim financial information should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and in the Company's prospectus, filed with the Securities and Exchange Commission on April 8, 2016 pursuant to Rule 424(b).

Management believes that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2016.

Principles of Consolidation

Our Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, and may also include joint ventures, partnerships and variable interest entities, or VIEs, where the Company controls the operating activities. All material intercompany accounts and transactions have been eliminated.

Management must make judgments regarding the Company's level of influence or control over an entity and whether or not the Company is the primary beneficiary of a variable interest entity. Consideration of various factors

Notes to Condensed Consolidated Financial Statements - Continued

include, but is not limited to, the Company's ability to direct the activities that most significantly impact the entity's governing body, the size and seniority of the Company's investment, the Company's ability and the rights of other investors to participate in policy making decisions, the Company's ability to replace the manager and/or liquidate the entity. Management's ability to correctly assess its influence or control over an entity when determining the primary beneficiary of a VIE affects the presentation of these entities in the Company's consolidated financial statements. If it is determined that the Company is the primary beneficiary of a VIE, the Company's consolidated financial statements would include the operating results of the VIE rather than the results of the variable interest in the VIE. Untimely or inaccurate financial information provided to the Company or deficiencies in the VIEs internal control over financial reporting could impact the Company's consolidated financial statements and its own internal control over financial reporting.

In September 2015, the Company acquired an $11.0 million mortgage note receivable. The Company identified the borrower as a VIE, but management determined that the Company was not the primary beneficiary of the VIE.

Jumpstart Our Business Startups Act of 2012

The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, permits the Company, as an ‘‘emerging growth company,’’ to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. Management has elected to ‘‘opt out’’ of this provision and, as a result, will be required to comply with new or revised accounting standards as required when they are adopted. The decision to opt out of the extended transition period under the JOBS Act is irrevocable.

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

Real Estate Properties

Real estate properties are recorded at cost or at fair value if acquired in a transaction that is a business combination under Accounting Standards Codification (“ASC”) Topic 805, Business Combinations ("ASC 805"). Cost or fair value at the time of acquisition is allocated between land, buildings, tenant improvements, lease and other intangibles, and personal property, as applicable.

Notes to Condensed Consolidated Financial Statements - Continued

Depreciation and amortization of real estate assets and liabilities in place as of March 31, 2016, is recognized on a straight-line basis over the estimated useful life of the asset. The estimated useful lives at March 31, 2016 are as follows:

Buildings	20 - 40 years
Building improvements	3.0 - 29.5 years
Tenant improvements	2.3 - 3.2 years
Lease intangibles	1.2 - 9.3 years
Personal property	3 -10 years

Accounting for Acquisitions of Real Estate Properties

Real estate properties are recorded at cost or, if acquired through business combination, at fair value. The allocation of real estate property acquisitions may include land, building and improvements, personal property, and identified intangible assets and liabilities (consisting of above- and below-market leases, in-place leases, and tenant relationships) based on the evaluation of information and estimates available at that date in accordance with the provisions of ASC 805, and we allocate the purchase price based on these assessments. We make estimates of the acquisition date fair value of the tangible and intangible assets and acquired liabilities using information obtained from multiple sources as a result of pre-acquisition due diligence, tax records, and other sources. Based on these estimates, we recognize the acquired assets and liabilities at their estimated fair values. Initial valuations are subject to change until the information is finalized, no later than 12 months from the acquisition date. We expense transaction costs associated with business combinations in the period incurred. In accordance with ASC 805, the fair value of tangible property assets acquired considers the value of the property as if vacant determined by comparable sales and other relevant data. The determination of fair value involves the use of significant judgment and estimation. We value land based on various inputs, which may include internal analysis of recently acquired properties, existing comparable properties within our portfolio, or third party appraisals or valuations based on comparable sales.

In recognizing identified intangible assets and liabilities of an acquired property, the value of above-or-below market leases is estimated based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between contractual amounts to be received pursuant to the leases and management’s estimate of market lease rates measured over a period equal to the estimated remaining term of the lease. In the case of a below-market lease, the Company would also evaluate any renewal options associated with that lease to determine if the intangible should include those periods. The capitalized above-market or below-market lease intangibles are amortized as a reduction from or an addition to rental income over the estimated remaining term of the respective leases.

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

Notes to Condensed Consolidated Financial Statements - Continued

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

Lease Accounting

We, as lessor, make a determination with respect to each of our leases whether they should be accounted for as operating leases or capital leases. The classification criteria is based on estimates regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic useful life of the facilities, the existence of a bargain purchase option, and certain other terms in the lease agreements. We believe all of our leases meet the accounting criteria to be accounted for as operating leases. Payments received under operating leases are accounted for in the Condensed Consolidated Statement of Comprehensive Income as rental revenue for actual cash rent collected plus or minus a straight-line adjustment for estimated minimum lease escalators. Assets subject to operating leases are reported as real estate investments in the Condensed Consolidated Balance Sheets.

Substantially all of our leases contain fixed or formula-based rent escalators. To the extent that the escalator increases are tied to a fixed index or rate, lease payments are accounted for on a straight-line basis over the life of the lease.

Revenue Recognition

The Company recognizes rental revenue when it is realized or realizable and earned. There are four criteria that must all be met before a Company may recognize revenue, including persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered (i.e., the tenant has taken possession of and controls the physical use of the leased asset), the price has been fixed or is determinable, and collectability is reasonably assured.

Notes to Condensed Consolidated Financial Statements - Continued

The Company derives most of its revenues from its real estate property and mortgage notes portfolio. The Company's rental and mortgage interest income is recognized based on contractual arrangements with its tenants and borrowers.

Rental income is recognized as earned over the life of the lease agreement on a straight-line basis. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue in amounts more or less than amounts currently due from tenants. If management determines that the collectability of straight-line rents is not reasonably assured, the amount of future revenue recognized may be limited to amounts contractually owed and, where appropriate, establish an allowance for estimated losses. Straight-line rent included in rental income was approximately $95,376 for the three months ended March 31, 2016. No straight line rent was recognized in the first quarter of 2015.

Mortgage interest income is recognized based on the interest rates, maturity dates and amortization periods set forth within each note agreement. Fees received related to its mortgage notes are amortized to mortgage interest income on a straight-line basis which approximates amortization under the effective interest method.

The Company also accrues operating expense recoveries based on the contractual terms of its leases and late fees based on the contractual terms of its leases or notes, which are included in rental income or mortgage interest income, as applicable. Operating expense recoveries and late fees included in rental income were approximately $1.0 million and $73,430, respectively, for the three months ended March 31, 2016. No operating expense recoveries or late fees were recognized in the first quarter of 2015.

Income received but not yet earned is deferred until such time it is earned. Deferred revenue, included in other liabilities, was approximately $0.4 million at March 31, 2016. No deferred revenue was recognized in the first quarter of 2015.

Allowance for Doubtful Accounts and Credit Losses

Accounts Receivable

Management monitors the aging and collectability of its accounts receivable balances on an ongoing basis. Whenever deterioration in the timeliness of payment from a tenant is noted, management investigates and determines the reason or reasons for the delay. Considering all information gathered, management’s judgment is exercised in determining whether a receivable is potentially uncollectible and, if so, how much or what percentage may be uncollectible. Among the factors management considers in determining collectability are: the type of contractual arrangement under which the receivable was recorded (e.g., triple net lease, gross lease, or other type of agreement); the tenant’s reason for slow payment; industry influences under which the tenant operates; evidence of willingness and ability of the tenant to pay the receivable; credit-worthiness of the tenant; collateral, security deposit, letters of credit or other monies held as security; tenant’s historical payment pattern; other contractual agreements between the tenant and the Company; relationship between the tenant and the Company; the state in which the tenant operates; and the existence of a guarantor and the willingness and ability of the guarantor to pay the receivable. Considering these factors and others, management concludes whether all or some of the aged receivable balance is likely uncollectible. Upon determining that some portion of the receivable is likely uncollectible, the Company will record a provision for bad debts for the amount it expects will be uncollectible. When efforts to collect a receivable are exhausted, the receivable amount is charged off against the allowance. At March 31, 2016 and December 31, 2015, the Company had a provision for bad debts of approximately $8,087 and $71,000, respectively.

Mortgage Note Receivable

The Company had two mortgage notes receivable outstanding as of March 31, 2016 with an aggregate principal balance of $23.5 million, maturing through January 31, 2027. The mortgage notes are interest only for the first year.

Notes to Condensed Consolidated Financial Statements - Continued

Thereafter, monthly principal and interest payments will be due through the maturity date unless the Company exercises its purchase options on the properties securing the mortgage notes.

The Company evaluates collectability of its mortgage notes and records allowances on the notes as necessary. A loan is impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan as scheduled, including both contractual interest and principal payments. This assessment also includes an evaluation of the loan collateral. If a mortgage loan becomes past due, the Company will review the specific circumstances and may discontinue the accrual of interest on the loan. The loan is not returned to accrual status until the debtor has demonstrated the ability to continue debt service in accordance with the contractual terms. Loans placed on non-accrual status will be accounted for on a cash basis, in which income is recognized only upon the receipt of cash, or on a cost-recovery basis, in which all cash receipts reduce the carrying value of the loan, based on the Company's expectation of future collectability.

Stock-Based Compensation

The Company's 2014 Incentive Plan is intended to attract and retain qualified persons upon whom, in large measure, our sustained progress, growth and profitability depend, to motivate the participants to achieve long-term company goals and to more closely align the participants’ interests with those of our other stockholders by providing them with a proprietary interest in our growth and performance. The two distinct programs under the 2014 Incentive Plan are the Alignment of Interest Program and the Officer Incentive Program. It is anticipated that our executive officers, officers, employees, consultants and non-employee directors will be eligible to participate in the 2014 Incentive Plan. Currently, only the Company’s officers and directors are participants in the 2014 Incentive Plan. The 2014 Incentive Plan currently reserves 7% of the Company’s outstanding common stock for issuance as awards. The 2014 Incentive Plan is administered by the Company’s compensation committee, which interprets the 2014 Incentive Plan and has broad discretion to select the eligible persons to whom awards will be granted, as well as the type, size and terms and conditions of each award, including the number of shares subject to awards and the expiration date of, and the vesting schedule or other restrictions (including, without limitation, restrictive covenants) applicable to, awards. The Company recognizes share-based payments to its officers and directors in its Condensed Consolidated Financial Statements on a straight-line basis over the requisite service period based on the fair value of the award on the measurement date.

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

On occasion, the Company may also have acquisitions which include contingent consideration.  Accounting for business combinations require the Company to estimate the fair value of any contingent purchase consideration at the acquisition date. Management will monitor these contingencies on a quarterly basis. Changes in estimates regarding the fair value contingent purchase consideration will be reflected as adjustments to the related liability and recognized as an adjustment to property operating expense in the periods when they occur and will be disclosed in the notes to the Condensed Consolidated Financial Statements. The Company has recorded contingent liabilities, included in other liabilities, related to certain acquisitions of $1.0 million and $1.2 million, respectively, at March 31, 2016 and December 31 2015.

Income Taxes

The Company has elected to be taxed as a real estate investment trust ("REIT"), as defined under the Internal Revenue Code. We have also elected for one of our subsidiaries to be treated as a taxable REIT subsidiary ("TRS"), which is subject to federal and state income taxes. No provision has been made for federal income taxes for the REIT, however, the Company has provided federal and state income taxes for the TRS. The Company intends at all times to qualify as a REIT under Sections 856 and 860 of the Internal Revenue Code of 1986, as amended. The Company must distribute at least 90% per annum of its REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles) and meet other requirements to continue to qualify as a real estate investment trust.

The Company classifies interest and penalties related to uncertain tax positions, if any, in the Condensed Consolidated Statement of Comprehensive Income as a component of general and administrative expenses.

Sales and Use Taxes

The Company must pay sales and use taxes to certain state tax authorities based on rent collected from tenants in properties located in those states. The Company is generally reimbursed for those taxes by those tenants. The Company accounts for the payments to the taxing authority and subsequent reimbursement from the tenant on a net basis, included in tenant reimbursement revenue on the Company’s Condensed Consolidated Statement of Comprehensive Income.

Concentration of Credit Risks

Our credit risks primarily relate to cash and cash equivalents and our mortgage notes receivable. Cash and cash equivalents are primarily held in bank accounts and overnight investments. We maintain our bank deposit accounts with large financial institutions in amounts that often exceed federally-insured limits. We have not experienced any losses in such accounts.

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

Notes to Condensed Consolidated Financial Statements - Continued

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board's (“FASB”) issued Accounting Standards Update ("ASU") No. 2016-02, Leases. This standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of the new standard on our Consolidated Financial Statements.

On January 1, 2016, the Company adopted ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. This standard eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize measurement-period adjustments, including its effect on earnings and goodwill, in the period in which the amount of the adjustment is determined. The adoption of this standard has not had a material impact on Consolidated Financial Statements.

On January 1, 2016, the Company adopted ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard requires debt issuance costs to be reported in the balance sheet as a direct reduction from the face amount of the note in which it is directly related. The staff of the Securities and Exchange Commission has indicated that it will not object to an entity deferring and presenting debt issuance costs related to lines-of-credit as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company has elected to continue to present its debt issuance costs related to its Credit Facility as an asset. As such, the adoption of the standard has not had an impact on our Condensed Consolidated Financial Statements.

On January 1, 2016, the Company adopted ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This standard includes changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity, and (3) the primary beneficiary determination. The adoption of this standard did not have a material impact on our Condensed Consolidated Financial Statements.

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

Note 2—Real Estate Investments

At March 31, 2016, the Company had investments of approximately $183.0 million in 46 real estate properties, mortgages and corporate property. The following table summarizes the Company's investments.

(Dollars in thousands)	Number of Facilities	Land	Buildings, Improvements, and Lease Intangibles	Personal Property	Total	Accumulated Depreciation
Medical office:
Florida	4	$4,138	$23,762	$—	$27,900	$247
Texas	3	3,096	12,089	—	15,185	942
Kansas	2	1,379	10,497	—	11,876	1,122
Illinois	1	821	8,666	—	9,487	447
Kentucky	1	484	4,122	—	4,606	194
Other states	4	759	8,958	—	9,717	692
	15	10,677	68,094	—	78,771	3,644
Physician clinics:
Kansas	3	1,558	10,713	—	12,271	587
Florida	3	—	5,950	—	5,950	165
Alabama	1	533	2,663	—	3,196	33
Pennsylvania	1	330	2,770	—	3,100	434
Wisconsin	1	412	2,588	—	3,000	203
Other states	2	151	2,956	—	3,107	278
	11	2,984	27,640	—	30,624	1,700
Ambulatory surgery centers:
Illinois	1	2,100	5,401	—	7,501	—
Michigan	1	300	5,595	—	5,895	282
Texas	1	528	4,072	—	4,600	299
Arizona	1	227	2,473	—	2,700	187
Colorado	1	375	2,325	—	2,700	78
Other states	3	652	4,575	—	5,227	598
	8	4,182	24,441	—	28,623	1,444
Dialysis clinics:
Kentucky	1	193	3,423	—	3,616	242
Texas	1	181	2,955	—	3,136	140
Colorado	1	259	2,791	—	3,050	177
Ohio	1	66	1,199	—	1,265	107
Georgia	1	62	1,039	—	1,101	87
Tennessee	1	28	572	—	600	29
	6	789	11,979	—	12,768	782
Oncology centers:
Alabama	3	415	4,385	—	4,800	415
	3	415	4,385	—	4,800	415
Behavioral facilities:
Indiana	1	270	2,651	—	2,921	28
	1	270	2,651	—	2,921	28
Corporate property	—	—	1,132	69	1,201	5
Total owned properties	44	$19,317	$140,322	$69	$159,708	$8,018
Mortgage notes receivable, net	2	—	—	—	23,277	—
Total real estate investments	46	$19,317	$140,322	$69	$182,985	$8,018

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

Future minimum lease payments under the non-cancelable operating leases due the Company for the years ending December 31, as of March 31, 2016, are as follows (in thousands):

2016 (nine months ending December 31)	$11,543
2017	14,013
2018	11,401
2019	8,449
2020	6,587
2021 and thereafter	25,998
$77,991

Note 4—Real Estate Acquisitions

Property Acquisitions

During the first quarter of 2016, the Company acquired four real estate properties totaling approximately 146,443 square feet for an aggregate purchase price of approximately $25.4 million, including cash consideration of approximately $25.6 million. Upon acquisition, the properties were approximately 95.6% leased in the aggregate with lease expirations ranging from 2017 through 2026.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the property acquisitions during the first quarter of 2016.

	Estimated Fair Value	Estimated Useful Life
	(In thousands)	(In years)
Land	$6,101
Buildings	14,947	30
Intangibles:
At-market lease intangibles	5,304	2.9 - 6.3
Below-market lease intangibles	(923)	8.8
Total intangibles	4,381
Accounts payable, accrued liabilities and other liabilities assumed (1)	(32)
Prorated rent and operating expense reimbursement amounts collected	(71)
Expenses paid, including closing costs	283
Total cash consideration	$25,609
(1) Includes security deposits received and property taxes payable prior to the acquisition.

Mortgage Notes Receivable

During the first quarter of 2016, the Company funded a $12.5 million mortgage note secured by an 85,000 square foot behavioral facility in Illinois which matures on January 31, 2027. The Company received a loan fee from the transaction totaling $93,750 which has been deferred and will be recognized into income on a straight-line basis, which approximates the effective interest method, through the maturity of the mortgage note. The mortgage loan

Notes to Condensed Consolidated Financial Statements - Continued

requires interest only payments to us through January 2017 and has a stated fixed interest rate of 11%. Thereafter, monthly principal and interest payments will be due through maturity. The Company has an option to purchase the property through January 31, 2017 for a fixed amount. The Company exercised its purchase option in April 2016 and expects to close on the property during the second quarter of 2016.

Note 5— Revolving Credit Facility

On June 3, 2015, the Company entered into the Credit Facility, that matures on June 3, 2018 with two options to extend the facility, subject to the satisfaction of certain conditions, for an additional year each for an extension fee of 0.25% of the aggregate commitments. The Credit Facility also includes an accordion feature that provides the Company with additional capacity, subject to the satisfaction of customary terms and conditions, including obtaining additional commitments from lenders, of up to $125.0 million, for a total facility size of up to $200.0 million. The Company’s material subsidiaries are guarantors of the obligations under the Credit Facility. The amount available for the Company to borrow from time to time under the Credit Facility is limited according to a borrowing base valuation of certain unencumbered properties owned by subsidiaries of our operating partnership that guarantee the facility.

Amounts outstanding under the Credit Facility bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 2.50% to 3.00% or (ii) a base rate plus 1.50% to 2.00%, in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.25% of the amount of the unused portion of the Credit Facility if amounts borrowed are greater than 50% of the borrowing capacity under the Credit Facility and 0.35% of the unused portion of the Credit Facility if amounts borrowed are less than or equal to 50% of the borrowing capacity under the Credit Facility. At March 31, 2016, the Company had $55.0 million outstanding under the Credit Facility and had a remaining borrowing capacity of $20.0 million. The Company's weighted average interest rate at March 31, 2016 was 3.6%. In April 2016, the Company repaid in full $55.0 million outstanding under the Credit Facility with proceeds from its equity offering discussed in more detail in Note 9.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. The Company was in compliance with its financial covenants under its Credit Facility at March 31, 2016.

Note 6—Stockholders’ Equity

Common Stock

The following table provides a reconciliation of the beginning and ending common stock balances for the three months ended March 31, 2016 and for the year ended December 31, 2015:

	Three Months Ended March 31, 2016	Year Ended December 31, 2015
Balance, beginning of period	7,596,940	200,000
Issuance of common stock	—	7,311,183
Restricted stock-based awards	117,714	85,757
Balance, end of period	7,714,654	7,596,940

Notes to Condensed Consolidated Financial Statements - Continued

Note 7—Income Per Common Share

The following table sets forth the computation of basic and diluted income per common share.

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2016	2015
Net income	$116	$—

Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	7,696,544	200,000
Unvested restricted stock	(185,361)	—
Weighted average Common Shares outstanding–Basic	7,511,183	200,000
Weighted average Common Shares–Basic	7,511,183	200,000
Dilutive effect of restricted stock	51,461	—
Weighted average Common Shares outstanding –Diluted	7,562,644	200,000

Basic Income per Common Share	$0.02	$—

Diluted Income per Common Share	$0.02	$—

Note 8—Incentive Plan

Under the Company's 2014 Incentive Plan, awards may be made in the form of restricted stock, cash or a combination of both. On January 15, 2016, the Company's officers and employees received 58,857 shares of restricted common stock and the Company granted an additional 58,857 shares of restricted common stock to its officers and employees, in lieu of salary, that will cliff vest in eight years. Once shares have been issued, the recipient has the right to receive dividends and the right to vote the shares. Compensation expense recognized during the three months ended March 31, 2016 from the amortization of the value of the Company's officer, employee and director shares over the applicable vesting periods was approximately $0.1 million.

Note 9—Subsequent Events

Property Acquisition

Since March 31, 2016, the Company has acquired one real estate property totaling approximately 54,800 square feet for an aggregate purchase price of approximately $10.4 million, including cash consideration of approximately $10.4 million. Upon acquisition, the property was 81.9% leased with lease expiration dates through 2019. The Company used net proceeds from its April 12, 2016 equity offering to fund this acquisition.

Dividend Declared
On May 2, 2016, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.38 per share. The dividend is payable on June 3, 2016 to stockholders of record on May 20, 2016.

Equity Offering

In April 2016, the Company completed a public offering of 5,175,000 shares of its common stock, including 675,000 shares of common stock issued in connection with the exercise in full of the underwriters’ option to purchase additional shares, and received net proceeds of approximately $86.8 million from the offering.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements

This report and other materials the Company has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by management of the Company, contain, or will contain, disclosures that are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “target,” “intend,” “plan,” “estimate,” “project,” “continue,” “should,” “could” and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties, including the risks described below under "Item 1A. Risk Factors", in the Company's Form 10-K for the year ended December 31, 2015 and in other filings of the Company which could significantly affect the Company’s current plans and expectations and future financial condition and results.

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

Equity Offerings

On May 27, 2015, the Company completed its initial public offering of 7,187,500 shares of its common stock, including 937,500 shares of common stock issued in connection with the exercise in full of the underwriters’ option to purchase additional shares, and received net proceeds of approximately $125.2 million from the offering. Additionally, the Company issued 123,683 shares of common stock to certain directors and officers of the Company in concurrent private placements and received approximately $2.3 million in net proceeds.

In April 2016, the Company completed a follow-on offering of 5,175,000 shares of its common stock, including 675,000 shares of common stock issued in connection with the exercise in full of the underwriters’ option to purchase additional shares, and received net proceeds of approximately $86.8 million from the offering.

Proceeds from these offerings have partially been used to fund the Company's real estate investments. See Notes 4 and 9 for further details on these investments.

Trends and Matters Impacting Operating Results

Management will monitor factors and trends that it believes are important to the Company and the REIT industry in order to gauge their potential impact on the operations of the Company. Certain of the factors and trends that management believes may impact the operations of the Company are discussed below.

Real estate acquisitions

During the first quarter of 2016, the Company acquired four real estate properties totaling approximately 146,443 square feet for an aggregate purchase price of approximately $25.4 million, including cash consideration of approximately $25.6 million. Upon acquisition, the properties were approximately 95.6% leased in the aggregate with lease expirations ranging from 2017 through 2026.

Mortgage note funding

During the first quarter of 2016, the Company funded a $12.5 million mortgage note secured by an 85,000 square foot behavioral facility in Illinois which matures on January 31, 2027. The Company received a loan fee from the transaction totaling $93,750 which has been deferred and will be recognized into income on a straight-line basis through the maturity of the mortgage note. The mortgage loan requires interest only payments to us through January 2017 and has a stated fixed interest rate of 11%. Thereafter, monthly principal and interest payments will be due through maturity. The Company has an option to purchase the property through January 31, 2017 for a fixed amount. The Company exercised its purchase option in April 2016 and expects to complete the purchase of the property during the second quarter of 2016.

Subsequent acquisition

Since March 31, 2016, the Company has acquired one real estate property totaling approximately 54,800 square feet for an aggregate purchase price of approximately $10.4 million, including cash consideration of approximately $10.4 million. Upon acquisition, the property was 81.9% leased with lease expiration dates through 2019. The Company used net proceeds from its April 2016 follow-on offering to fund this acquisition.

Lease expirations

We expect that up to approximately 20% of our leases will expire annually, given that our leases are generally five to seven year leases with physicians or other healthcare providers. Based on annualized rent, approximately 7.6% will expire during the remainder of 2016 and approximately 11.1% will expire in 2017. Management expects that many of the tenants will renew their leases, but in cases where they do not renew, the Company believes that in most cases it will be able to re-lease those spaces to existing or new tenants without incurring significant loss of rental income.

Contractual Obligations

The Company’s material contractual obligations at March 31, 2016 are included in the table below. At March 31, 2016, the Company had no long-term capital lease or purchase obligations.

(Dollars in thousands)	Total	Remainder of 2016	2017
Credit Facility (1)	$2,070	$890	$1,180
Contingent obligations (2)	1,002	—	1,002
Tenant improvement allowances (3)	—	—	—
	$3,072	$890	$2,182
____________
(1)The amounts shown include interest at the current rates at March 31, 2016 and the unused fee interest assuming the Credit Facility remains at $55 million through its maturity.
(2)The Company has contingent consideration obligations relating to two properties acquired during 2015. The amount in the table represents the estimated fair value of these contingencies at March 31, 2016.
(3)The Company assumed tenant improvement obligations totaling approximately $0.3 million relating to two tenants in its initial properties whose leases mature in 2018 and 2020. Since the timing of when, or if, the Company will be required to fund its obligations is not known at March 31, 2016, the Company has not included those amounts in its contractual obligation table above.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably like to have a material effect on the Company's consolidated financial condition, results of operations or liquidity.

Inflation

We believe inflation will have a minimal impact on the operating performance of our properties. Many of our lease agreements contain provisions designed to mitigate the adverse impact of inflation. These provisions include clauses that enable us to receive payment of increased rent pursuant to escalation clauses which generally increase rental rates during the terms of the leases. These escalation clauses often provide for fixed rent increases or indexed escalations (based upon the Consumer Price Index or other measures). However, some of these contractual rent increases may be less than the actual rate of inflation. Generally, our lease agreements require the tenant to pay property operating expenses, including maintenance costs, real estate taxes and insurance. This requirement reduces our exposure to increases in these costs and property operating expenses resulting from inflation.

Seasonality

We do not expect our business to be subject to material seasonal fluctuations.

New Accounting Pronouncements

See Note 1 to the Company’s Condensed Consolidated Financial Statements accompanying this report for information on new accounting standards not yet adopted.

Results of Operations

Since the completion of our initial public offering, through March 31, 2016, the Company has invested in 46 real estate properties and mortgage notes and entered into our $75.0 million Credit Facility. Further, we entered into three-year employment agreements with each of our executive officers and one-year employment agreements with our other five officers, which became effective immediately after the completion of our initial public offering. During the initial term of each officer’s employment agreement, each officer agreed to take 100% of their salary, bonus and long-term incentive, as applicable, in the form of restricted stock, which is subject to eight-year cliff vesting; and for the year 2016, in the aggregate, the Company's officers and employees agreed to take over 88% of their salary in the form of restricted stock, which is subject to eight-year cliff vesting.

Revenues

Our revenues for the three months ended March 31, 2016 totaling $5.2 million represented income generated from the 46 real estate properties acquired and mortgage notes funded since the initial public offering as follows:

•	Rental income included contractual rents and late fees due under the leases with our tenants, as well as straight-line rent adjustments.

•	Tenant reimbursements included estimated operating expense recoveries under our tenant leases.

•	Mortgage interest included interest income related to our two mortgage notes receivable.

Expenses

Our expenses for the three months ended March 31, 2016 totaling $4.7 million represented expenses related to our real estate properties, general and administrative expenses, and depreciation and amortization as follows:

•
Property operating expenses included expenses incurred related to our real estate portfolio. Property operating expenses generally include real estate taxes and insurance, utilities, repairs and maintenance and other operating expenses of the properties. Property operating expenses were reduced by $188,000 due to adjustments in contingent purchase price initially recognized in 2015 related to the acquisition of two properties.

•
General and administrative expenses generally included legal, regulatory, accounting and other closing expenses related to the Company’s acquisitions, as well as certain compensation-related and occupancy costs related to its officers, employees and corporate office.

•	Depreciation and amortization included depreciation on its buildings and improvements, as well as amortization of intangible assets resulting from the acquisition of its real estate properties.

Interest expense

Interest expense for the three months ended March 31, 2016 totaling $0.4 million included accrued interest due on the Credit Facility and amortization of deferred financing costs related to the Credit Facility.

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

Amounts outstanding under the Credit Facility bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 2.50% to 3.00% or (ii) a base rate plus 1.50% to 2.00%, in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.25% of the amount of the unused portion of the Credit Facility if amounts borrowed are greater than 50% of the borrowing capacity under the Credit Facility and 0.35% of the unused portion of the Credit Facility if amounts borrowed are less than or equal to 50% of the borrowing capacity under the Credit Facility. At March 31, 2016, the Company had $55.0 million outstanding under the Credit Facility and had a remaining borrowing capacity of $20.0 million. Our debt to to total book capitalization ratio was approximately 31.5% and our weighted average interest rate was 3.6% at March 31, 2016. During April 2016, the Company repaid in full the outstanding balance under the Credit Facility totaling $55.0 million with proceeds from its April 2016 follow-on offering discussed in more detail in Note 9 to the Condensed Consolidated Financial Statements.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. Also, our present financing policy prohibits incurring debt (secured or unsecured) in excess of 40% of our total book capitalization. At March 31, 2016, the Company was in compliance with its financial covenants under our Credit Facility.

During the first quarter of 2016, the Company acquired four real estate properties totaling approximately 146,443 square feet for an aggregate purchase price of approximately $25.4 million, including cash consideration of approximately $25.6 million and funded a $12.5 million mortgage note secured by a 85,000 square foot behavioral facility in Illinois which matures on January 31, 2027. These real estate investments were funded with borrowings under our Credit Facility. See Note 4 to the Condensed Consolidated Financial Statements for more details on these investments.

Subsequent acquisition

Subsequent to March 31, 2016, the Company acquired one real estate property totaling approximately 54,800 square feet for an aggregate purchase price of approximately $10.4 million, including cash consideration of approximately $10.4 million. Upon acquisition, the property was 81.9% leased with lease expiration dates through 2019. The Company used net proceeds from its April 2016 follow-on offering to fund this acquisition.

Pipeline

In April 2016, the Company exercised its purchase option agreements to acquire a behavioral facility in Illinois for an estimated net cash purchase price of approximately $7.5 million, which reflects the payoff at closing of the $12.5 million principal balance outstanding on our mortgage note on the property. The Company will execute a 15-year lease with the hospital at closing, which we expect to be during the second quarter of 2016. The Company also has executed a purchase and sale agreement for a surgery center in Arizona. The purchase price on this almost 14,000 square foot facility is expected to be approximately $3.2 million and is expected to close in the second quarter of 2016. The Company is currently performing due diligence procedures customary for these types of transactions and cannot provide any assurance as to the timing of when or whether this transaction will actually close.

Financing Activities

Cash flows provided by financing activities for the three months ended March 31, 2016 and 2015 were approximately $35.1 million and $0, respectively. During the first quarter of 2016, the Company had net borrowings under its Credit Facility of approximately $38.0 million and paid a quarterly dividend of approximately $2.9 million. There were no financing activities in the first quarter of 2015.

Investing Activities

Cash flows used in investing activities for the three months ended March 31, 2016 and 2015 were approximately $38.1 million and $0, respectively. During the first quarter of 2016, the Company had invested in four properties and funded one mortgage note as discussed in more detail in Note 4 to the Condensed Consolidated Financial Statements. There were no investing activities in the first quarter of 2015.

Operating Activities

Cash flows provided by operating activities for the three months ended March 31, 2016 and 2015 were approximately $2.6 million and $0, respectively. Cash flows provided by operating activities were generally provided by contractual rents, net of expenses, including costs related to property acquisitions. There were no operating activities in the first quarter of 2015.

Security Deposits

As of March 31, 2016, the Company held approximately $365,000 in security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon the security deposits if there are any defaults under the leases.

Dividends

The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT.

On March 4, 2016, the Company paid a cash dividend in the amount of $0.3775 per share to shareholders of record on February 19, 2016. This rate equates to an annual dividend of $1.51 per share.

On May 2, 2016, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.38 per share. The dividend is payable on June 3, 2016 to stockholders of record on May 20, 2016 and equates to an annualized dividend of $1.52 per share.

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

Management believes that net income (loss), as defined by GAAP, is the most appropriate earnings measurement. However, management believes FFO and FFO per share to be supplemental measures of a REIT’s performance because they provide an understanding of the operating performance of the Company’s properties without giving effect to certain significant non-cash items, primarily depreciation and amortization expense. Historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time. However, real estate values instead have historically risen or fallen with market conditions. The Company believes that by excluding the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO and FFO per share can facilitate comparisons of operating performance between periods. The Company reports FFO and FFO per share because these measures are observed by management to also be the predominant measures used by the REIT industry and by industry analysts to evaluate REITs and because FFO per share is consistently reported, discussed, and compared by research analysts in their notes and publications about REITs. For these reasons, management has deemed it appropriate to disclose and discuss FFO and FFO per share. However, FFO does not represent cash generated from operating activities determined in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income attributable to common stockholders as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities as a measure of liquidity.The table below reconciles FFO to net income.

	Three Months Ended March 31,
(Dollars in thousands, excepts per share amounts)	2016	2015
Net income	$116	$—
Real estate depreciation and amortization	2,813	—
Total adjustments	2,813	—
Funds from Operations	$2,929	$—
Funds from Operations per Common Share-Basic	$0.39	$0.00
Funds from Operations per Common Share-Diluted	$0.39	$0.00
Weighted Average Common Shares Outstanding-Basic	7,511,183	200,000
Weighted Average Common Shares Outstanding-Diluted	7,562,644	200,000

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We may use certain derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We will not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based on a notional amount of principal. Under the most common form of interest rate swap, known from our perspective as a floating-to-fixed interest rate swap, a series of floating, or variable, rate payments on a notional amount of principal is exchanged for a series of fixed interest rate payments on such notional amount. Though the Company had not engaged in hedging activities as of March 31, 2016, no assurance can be given that any future hedging activities by us will have the desired beneficial effect on our results of operations or financial condition.

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

Changes In Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, an investor should consider the risk factors included in its Annual Report on Form 10-K for the year ended December 31, 2015 and its Registration Statement on Form S-11 (File No. 333-210397) previously filed pursuant to the Securities Act.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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
Date: May 12, 2016

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

_________

*	Filed herewith.

**	Furnished herewith.