Form 10-Q
period 2016-06-30
Community Healthcare Trust Inc
filed 2016-08-11
CIK 1631569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37401

Community Healthcare Trust Incorporated
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	46-5212033 (I.R.S. Employer Identification No.)
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
Yes  ☐     No ☒

The Registrant had 12,911,078 shares of Common Stock, $0.01 par value per share, outstanding as of July 31, 2016.

COMMUNITY HEALTHCARE TRUST INCORPORATED
FORM 10-Q
June 30, 2016

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	June 30, 2016	December 31, 2015
ASSETS
Real estate properties
Land and land improvements	$22,601	$13,216
Buildings, improvements, and lease intangibles	171,407	119,716
Personal property	81	35
Total real estate properties	194,089	132,967
Less accumulated depreciation	(11,350)	(5,203)
Total real estate properties, net	182,739	127,764
Cash and cash equivalents	10,920	2,018
Mortgage note receivable, net	10,872	10,897
Other assets, net	3,082	2,124
Total assets	$207,613	$142,803

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Revolving credit facility	$—	$17,000
Accounts payable and accrued liabilities	2,521	812
Other liabilities	3,625	2,721
Total liabilities	6,146	20,533

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 450,000,000 shares authorized; 12,911,078 and 7,596,940 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	129	76
Additional paid-in capital	213,912	127,578
Cumulative net loss	(832)	(1,456)
Cumulative dividends	(11,742)	(3,928)
Total stockholders’ equity	201,467	122,270
Total liabilities and stockholders' equity	$207,613	$142,803
See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUES
Rental income	$4,530	$729	$8,203	$729
Tenant reimbursements	1,105	107	2,062	107
Mortgage interest	561	—	1,097	—
	6,196	836	11,362	836

EXPENSES
Property operating	1,228	138	2,277	138
General and administrative	895	1,603	1,701	1,603
Depreciation and amortization	3,332	577	6,147	577
Bad debts	30	—	30	—
	5,485	2,318	10,155	2,318
OTHER INCOME (EXPENSE)
Interest expense	(222)	(41)	(602)	(41)
Interest and other income, net	19	14	19	14
	(203)	(27)	(583)	(27)
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	$508	$(1,509)	$624	$(1,509)

NET INCOME (LOSS) PER COMMON SHARE:
Net income (loss) per common share – Basic	$0.04	$(0.42)	$0.06	$(0.80)
Net income (loss) per common share – Diluted	$0.04	$(0.42)	$0.06	$(0.80)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC	12,038,381	3,574,392	9,774,782	1,896,518
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-DILUTED	12,064,839	3,574,392	9,834,050	1,896,518
DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.3800	$—	$0.7575	$—

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid in Capital	Cumulative Net Loss	Cumulative Dividends	Total Stockholders' Equity
Balance at December 31, 2015	$—	$76	$127,578	$(1,456)	$(3,928)	$122,270
Issuance of common stock, net of issuance costs	—	52	86,073	—	—	86,125
Stock-based compensation	—	1	261	—	—	262
Net income	—	—	—	624	—	624
Dividends to common stockholders ($0.7575 per share)	—	—	—	—	(7,814)	(7,814)
Balance at June 30, 2016	$—	$129	$213,912	$(832)	$(11,742)	$201,467

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES
Net income (loss)	$624	$(1,509)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,191	597
Stock-based compensation	262	26
Straight-line rent receivable	(234)	(14)
Provision for bad debts, net of recoveries	(30)
Reduction in contingent purchase price	(481)	—
Changes in operating assets and liabilities:
Other assets	(815)	(198)
Accounts payable and accrued liabilities	1,638	701
Other liabilities	(219)	164
Net cash provided by (used in) operating activities	6,936	(233)

INVESTING ACTIVITIES
Acquisitions of real estate	(46,233)	(86,860)
Funding of mortgage notes receivable	(12,406)	—
Capital expenditures on existing real estate properties	(706)	—
Net cash used in investing activities	(59,345)	(86,860)

FINANCING ACTIVITIES
Net repayments on revolving credit facility	(17,000)	—
Dividends paid	(7,814)	—
Net proceeds from issuance of common stock	86,804	129,353
Equity issuance costs	(679)	(1,837)
Debt issuance costs	—	(873)
Net cash provided by financing activities	61,311	126,643
Increase in cash and cash equivalents	$8,902	$39,550
Cash and cash equivalents, beginning of period	2,018	2
Cash and cash equivalents, end of period	$10,920	$39,552

Supplemental Cash Flow Information:
Interest paid	$474	$—
Invoices accrued for construction, tenant improvement and other capitalized costs	$80	$—
Conversion of mortgage note upon acquisition of real estate property	$12,500	$—
See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)
(Dollars in thousands, except per share amounts, and unless otherwise noted)

Note 1. Summary of Significant Accounting Policies

Business Overview
Community Healthcare Trust Incorporated (the ‘‘Company’’, ‘‘we’’, ‘‘our’’) was organized in the State of Maryland on March 28, 2014. The Company is a fully-integrated healthcare real estate company that owns and acquires real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers in non-urban markets. The Company conducts its business through an UPREIT structure in which its properties are owned by its operating partnership (the "OP"), either directly or through subsidiaries. The Company is the sole general partner of the OP, owning 100% of the OP units. On May 27, 2015, the Company completed its initial public offering of 7,187,500 shares of common stock, including 937,500 shares of common stock issued in connection with the exercise in full of the underwriters' option to purchase additional shares, and received net proceeds of approximately $125.2 million from the offering. Concurrently, the Company issued 123,683 shares of common stock for approximately $2.3 million in net proceeds in private placements to certain officers and directors. In April 2016, the Company completed a follow-on offering of 5,175,000 shares of its common stock, including 675,000 shares of common stock issued in connection with the exercise in full of the underwriters’ option to purchase additional shares, and received net proceeds, after underwriter's discount, of approximately $86.8 million from this follow-on offering.

As of June 30, 2016, the Company had investments of approximately $205.0 million in 48 real estate properties and mortgages, located in 18 states, totaling approximately 1.1 million square feet in the aggregate.

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

This interim financial information should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Management believes that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2016.

Principles of Consolidation
Our Condensed Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries, and may also include joint ventures, partnerships and variable interest entities, or VIEs, where the Company controls the operating activities. All material intercompany accounts and transactions have been eliminated.

Management must make judgments regarding the Company's level of influence or control over an entity and whether or not the Company is the primary beneficiary of a VIE. Consideration of various factors include, but is not limited to, the Company's ability to direct the activities that most significantly impact the entity's governing body, the size and seniority of the Company's investment, the Company's ability and the rights of other investors to participate in policy making decisions, the Company's ability to replace the manager and/or liquidate the entity. Management's ability to correctly assess its influence or control over an entity when determining the primary beneficiary of a VIE affects the presentation of these entities in the Company's Condensed Consolidated Financial

Notes to Condensed Consolidated Financial Statements - Continued

Statements. If it is determined that the Company is the primary beneficiary of a VIE, the Company's Condensed Consolidated Financial Statements would include the operating results of the VIE rather than the results of the variable interest in the VIE. Untimely or inaccurate financial information provided to the Company or deficiencies in the VIEs internal control over financial reporting could impact the Company's Condensed Consolidated Financial Statements and its own internal control over financial reporting.

In September 2015, the Company acquired an $11.0 million mortgage note receivable. The Company identified the borrower as a VIE, but management determined that the Company was not the primary beneficiary of the VIE.

Jumpstart Our Business Startups Act of 2012
The Company has elected the "emerging growth company" status as permitted under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. The Company has elected to "opt out" of the provision allowed under the JOBS Act to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. As a result, we will be required to comply with new or revised accounting standards as required when they are adopted. The decision to opt out of the extended transition period under the JOBS Act is irrevocable.

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

Real Estate Properties
Real estate properties are recorded at cost or at fair value if acquired in a transaction that is accounted for as a business combination under Accounting Standards Codification (“ASC”) Topic 805, Business Combinations ("ASC 805"). Cost or fair value at the time of acquisition is allocated between land, buildings, tenant improvements, lease and other intangibles, and personal property, as applicable.

Depreciation and amortization of real estate assets and liabilities in place as of June 30, 2016, is recognized on a straight-line basis over the estimated useful life of the asset. The estimated useful lives at June 30, 2016 are as follows:

Buildings	20 - 40 years
Building improvements	3.0 - 29.5 years
Tenant improvements	2.3 - 3.2 years
Lease intangibles	1.2 - 9.3 years
Personal property	3 -10 years

Notes to Condensed Consolidated Financial Statements - Continued

Accounting for Acquisitions of Real Estate Properties
Real estate properties are recorded at cost or, if acquired through business combination at fair value. The allocation of real estate property acquisitions may include land, building and improvements, personal property, and identified intangible assets and liabilities (consisting of above- and below-market leases, in-place leases, and tenant relationships) based on the evaluation of information and estimates available at that date in accordance with the provisions of ASC 805, and we allocate the purchase price based on these assessments. We make estimates of the acquisition date fair value of the tangible and intangible assets and acquired liabilities using information obtained from multiple sources as a result of pre-acquisition due diligence, tax records, and other sources. Based on these estimates, we recognize the acquired assets and liabilities at their estimated fair values. Initial valuations are subject to change until the information is finalized, no later than 12 months from the acquisition date. We expense transaction costs associated with business combinations in the period incurred. In accordance with ASC 805, the fair value of tangible property assets acquired considers the value of the property as if vacant determined by comparable sales and other relevant data. The determination of fair value involves the use of significant judgment and estimation. We value land based on various inputs, which may include internal analysis of recently acquired properties, existing comparable properties within our portfolio, or third party appraisals or valuations based on comparable sales.
In recognizing identified intangible assets and liabilities of an acquired property, the value of above- or below-market leases is estimated based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between contractual amounts to be received pursuant to the leases and management’s estimate of market lease rates measured over a period equal to the estimated remaining term of the lease. In the case of a below-market lease, the Company would also evaluate any renewal options associated with that lease to determine if the intangible should include those periods. The capitalized above-market or below-market lease intangibles are amortized as a reduction from or an addition to rental income over the estimated remaining term of the respective leases.
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
Property acquisitions not meeting the accounting criteria to be accounted for as a business combination are accounted for as an asset acquisition. An asset acquisition is recorded at its purchase price, inclusive of acquisition costs, which is allocated among the acquired assets and assumed liabilities based upon their relative fair values at the date of acquisition.
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

Notes to Condensed Consolidated Financial Statements - Continued

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

Executed purchase and sale agreements, that are binding agreements, are categorized as Level 1 inputs. Brokerage estimates, letters of intent, or unexecuted purchase and sale agreements are considered to be Level 3 as they are non-binding in nature.

Lease Accounting
We, as lessor, make a determination with respect to each of our leases whether they should be accounted for as operating leases or capital leases. The classification criteria is based on estimates regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic useful life of the facilities, the existence of a bargain purchase option, and certain other terms in the lease agreements. We believe all of our leases meet the accounting criteria to be accounted for as operating leases. Payments received under operating leases are accounted for in the Condensed Consolidated Statement of Comprehensive Income (Loss) as rental revenue for actual cash rent collected plus or minus a straight-line adjustment for estimated minimum lease escalators. Assets subject to operating leases are reported as real estate investments in the Condensed Consolidated Balance Sheets.

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

Rental income is recognized as earned over the life of the lease agreement on a straight-line basis. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue in amounts more or less than amounts currently due from tenants. If management determines that the collectability of straight-line rents is not reasonably assured, the amount of future revenue recognized may be limited to amounts contractually owed and, where appropriate, establish an allowance for estimated losses. Straight-line rent included in rental income was

Notes to Condensed Consolidated Financial Statements - Continued

approximately $138 and $14, respectively, for the three months ended June 30, 2016 and 2015 and was approximately $234 and $14, respectively, for the six months ended June 30, 2016 and 2015.

Mortgage interest income is recognized based on the interest rates, maturity dates and amortization periods set forth within each note agreement. Fees received related to its mortgage notes are amortized to mortgage interest income on a straight-line basis which approximates amortization under the effective interest method.

Income received but not yet earned is deferred until such time it is earned. Deferred revenue, included in other liabilities, was approximately $0.5 million and $0.5 million, respectively, at June 30, 2016 and December 31, 2015.

Allowance for Doubtful Accounts and Credit Losses
Accounts Receivable
Management monitors the aging and collectability of its accounts receivable balances on an ongoing basis. Whenever deterioration in the timeliness of payment from a tenant is noted, management investigates and determines the reason or reasons for the delay. Considering all information gathered, management’s judgment is exercised in determining whether a receivable is potentially uncollectible and, if so, how much or what percentage may be uncollectible. Among the factors management considers in determining collectability are: the type of contractual arrangement under which the receivable was recorded (e.g., triple net lease, gross lease, or other type of agreement); the tenant’s reason for slow payment; industry influences under which the tenant operates; evidence of willingness and ability of the tenant to pay the receivable; credit-worthiness of the tenant; collateral, security deposit, letters of credit or other monies held as security; tenant’s historical payment pattern; other contractual agreements between the tenant and the Company; relationship between the tenant and the Company; the state in which the tenant operates; and the existence of a guarantor and the willingness and ability of the guarantor to pay the receivable. Considering these factors and others, management concludes whether all or some of the aged receivable balance is likely uncollectible. Upon determining that some portion of the receivable is likely uncollectible, the Company will record a provision for bad debts for the amount it expects will be uncollectible. When efforts to collect a receivable are exhausted, the receivable amount is charged off against the allowance. At June 30, 2016 and December 31, 2015, the Company had a provision for bad debts of approximately $38 and $71, respectively.

Mortgage Note Receivable
The Company had one mortgage note receivable outstanding as of June 30, 2016 with a principal balance of $11.0 million, maturing on September 30, 2026. The mortgage note is interest only through September 30, 2016. Thereafter, monthly principal and interest payments will be due through the maturity date.

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

The Company may receive loan or commitment fees upon the funding of a mortgage note. The Company will amortize those fees into income over the life of the mortgage note on a straight line basis and will reflect the mortgage note, net of the unamortized fees, on its balance sheet.

Stock-Based Compensation
The Company's 2014 Incentive Plan is intended to attract and retain qualified persons upon whom, in large measure, our sustained progress, growth and profitability depend, to motivate the participants to achieve long-term company goals and to more closely align the participants’ interests with those of our other stockholders by providing them with a proprietary interest in our growth and performance. The two distinct programs under the 2014 Incentive Plan

Notes to Condensed Consolidated Financial Statements - Continued

are the Alignment of Interest Program and the Officer Incentive Program. Our executive officers, officers, employees, consultants and non-employee directors are eligible to participate in the 2014 Incentive Plan. The 2014 Incentive Plan reserved 7% of the Company’s outstanding common stock, including any over-allotment shares, from the Company's initial public offering for issuance as awards, or 525,782 shares. The 2014 Incentive Plan is administered by the Company’s compensation committee, which interprets the 2014 Incentive Plan and has broad discretion to select the eligible persons to whom awards will be granted, as well as the type, size and terms and conditions of each award, including the number of shares subject to awards and the expiration date of, and the vesting schedule or other restrictions (including, without limitation, restrictive covenants) applicable to, awards. The Company recognizes share-based payments to its officers and directors in its Condensed Consolidated Financial Statements on a straight-line basis over the requisite service period based on the fair value of the award on the measurement date.

Intangible Assets
Intangible assets with indefinite lives are not amortized, but are tested at least annually for impairment. Intangible assets with finite lives are amortized over their respective lives to their estimated residual values and are reviewed for impairment only when impairment indicators are present.

Identifiable intangible assets of the Company are generally comprised of in-place lease intangible assets and deferred financing costs. In-place lease intangible assets are amortized on a straight-line basis over the applicable lives of the assets. Deferred financing costs are amortized to interest expense over the term of the related credit facility or other debt instrument using the straight-line method.

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

On occasion, the Company may also have acquisitions which include contingent consideration.  Accounting for business combinations require the Company to estimate the fair value of any contingent purchase consideration at the acquisition date. Management will monitor these contingencies on a quarterly basis. Changes in estimates regarding the fair value contingent purchase consideration will be reflected as adjustments to the related liability and recognized as an adjustment to property operating expense in the periods when they occur. During the three and six months ended June 30, 2016, the Company had recorded adjustments to reduce the fair value of its contingent consideration liabilities by $0.3 million and $0.5 million, respectively. During the three months ended June 30, 2016, the Company also recorded a $0.5 million contingent liability related to the acquisition of a medical office building. The Company has total contingent liabilities, included in other liabilities, related to certain acquisitions of $1.2 million and $1.2 million, respectively, at June 30, 2016 and December 31, 2015. The expiration periods for the measurement of those contingent liabilities range from December 2016 through April 2017.

Income Taxes
The Company has elected to be taxed as a real estate investment trust ("REIT"), as defined under the Internal Revenue Code of 1986, as amended (the "Code"). We have also elected for one of our subsidiaries to be treated as a taxable REIT subsidiary ("TRS"), which is subject to federal and state income taxes. No provision has been made for federal income taxes for the REIT, however, the Company has provided federal and state income taxes for the TRS. The Company intends at all times to qualify as a REIT under Sections 856 and 860 of the Code. The Company

Notes to Condensed Consolidated Financial Statements - Continued

must distribute at least 90% per annum of its REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles) and meet other requirements to continue to qualify as a real estate investment trust.

The Company classifies interest and penalties related to uncertain tax positions, if any, in the Condensed Consolidated Statement of Comprehensive Income (Loss) as a component of general and administrative expenses.

Sales and Use Taxes
The Company must pay sales and use taxes to certain state tax authorities based on rent collected from tenants in properties located in those states. The Company is generally reimbursed for those taxes by those tenants. The Company accounts for the payments to the taxing authority and subsequent reimbursement from the tenant on a net basis, included in tenant reimbursement revenue on the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss).

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

New Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board's (“FASB”) issued Accounting Standards Update ("ASU") No. 2016-02, Leases. This standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor does not convey risks and rewards or control, an operating lease results. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of the new standard on our Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, as amended by ASU No. 2015-14, Revenue from Contracts with Customers, a comprehensive new revenue recognition standard that supersedes most existing revenue recognition guidance, including sales of real estate. This standard's core principle is that a company will recognize revenue when it transfers goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods and services. However, leasing contracts, representing the major source of the Company's revenues, are not within the scope of the new standard and will continue to be accounted for under existing standards. This new standard, as amended, is effective for the Company for annual and interim periods beginning on January 1, 2018 with early adoption permitted. We are currently evaluating the impact of our pending adoption of the new standard on our Consolidated Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses, which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, companies will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. For available-for-

Notes to Condensed Consolidated Financial Statements - Continued

sale debt securities with unrealized losses, companies will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. Companies will have to disclose significantly more information, including information they use to track credit quality by year of origination for most financing receivables. Companies will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This standard is effective for the Company on January 1, 2020 with early adoption permitted.

Note 2. Real Estate Investments

At June 30, 2016, the Company had investments of approximately $205.0 million in 48 real estate properties, mortgages and corporate property. The following table summarizes the Company's real estate investments.

(Dollars in thousands)	Number of Facilities	Land and Land Improvements	Buildings, Improvements, and Lease Intangibles	Personal Property	Total	Accumulated Depreciation
Medical office:
Florida	4	$4,138	$23,762	$—	$27,900	$566
Texas	3	3,096	12,162	—	15,258	1,275
Kansas	2	1,379	10,497	—	11,876	1,459
Ohio	2	1,657	12,886	—	14,543	656
Illinois	1	821	8,672	—	9,493	600
Other states	4	1,221	9,382	—	10,603	699
	16	12,312	77,361	—	89,673	5,255
Physician clinics:
Kansas	3	1,558	10,800	—	12,358	782
Florida	3	—	5,950	—	5,950	214
Alabama	1	533	2,663	—	3,196	67
Pennsylvania	1	330	2,770	—	3,100	565
Wisconsin	1	412	2,588	—	3,000	264
Other states	2	151	2,956	—	3,107	367
	11	2,984	27,727	—	30,711	2,259
Ambulatory surgery centers:
Illinois	1	2,100	5,402	—	7,502	105
Arizona	2	576	5,340	—	5,916	243
Michigan	1	300	5,595	—	5,895	493
Texas	1	528	4,072	—	4,600	390
Colorado	1	375	2,325	—	2,700	117
Other states	3	652	4,573	—	5,225	785
	9	4,531	27,307	—	31,838	2,133
Dialysis clinics:
Kentucky	1	193	3,423	—	3,616	324
Texas	1	181	2,962	—	3,143	182
Colorado	1	259	2,791	—	3,050	230
Ohio	1	66	1,224	—	1,290	139
Georgia	1	62	1,039	—	1,101	113
Tennessee	1	28	572	—	600	38
	6	789	12,011	—	12,800	1,026
Oncology centers:
Alabama	3	415	4,417	—	4,832	540
	3	415	4,417	—	4,832	540
Behavioral facilities:
Illinois	1	1,300	18,801	—	20,101	78
Indiana	1	270	2,651	—	2,921	44
	2	1,570	21,452	—	23,022	122
Corporate property	—	—	1,132	81	1,213	15
Total owned properties	47	$22,601	$171,407	$81	$194,089	$11,350
Mortgage note receivable, net	1	—	—	—	10,872	—
Total real estate investments	48	$22,601	$171,407	$81	$204,961	$11,350

Notes to Condensed Consolidated Financial Statements - Continued

Note 3. Real Estate Leases

The Company’s properties are generally leased pursuant to non-cancelable, fixed-term operating leases with expiration dates through 2031. The Company’s leases generally require the lessee to pay minimum rent, with fixed rent renewal terms or increases based on a Consumer Price Index and additional rent, which may include taxes (including property tax), insurance, maintenance and other operating costs associated with the leased property.

Future minimum lease payments under the non-cancelable operating leases due the Company for the years ending December 31, as of June 30, 2016, are as follows (in thousands):

2016 (six months ending December 31)	$9,383
2017	17,573
2018	14,519
2019	11,500
2020	9,420
2021 and thereafter	50,828
$113,223

Note 4. Real Estate Acquisitions

Property Acquisitions
During the second quarter of 2016, the Company acquired three real estate properties totaling approximately 153,446 square feet for an aggregate purchase price of approximately $33.5 million, including cash consideration of approximately $21.1 million and the conversion of a $12.5 million mortgage note receivable. Upon acquisition, the properties were approximately 93.7% leased in the aggregate with lease expirations ranging from 2016 through 2031. In addition, one of the properties includes contingent consideration which could result in additional purchase price of up to $0.5 million. At June 30, 2016, the Company had estimated the fair value of this contingency and recorded a liability of approximately $487. The Company will monitor this contingency throughout the contingency period that ends in April 2017 and will record any adjustments as needed on a quarterly basis until the contingency is resolved. Amounts reflected in revenues and net income for the three months ended June 30, 2016 for these properties was approximately $248 and a net loss of $3, respectively. The Company incurred transaction costs of approximately $204 during the second quarter of 2016 which are included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Comprehensive Income for the three- and six-months ended June 30, 2016.

During the first quarter of 2016, the Company acquired four real estate properties totaling approximately 146,443 square feet for an aggregate purchase price of approximately $25.4 million, including cash consideration of approximately $25.6 million. Upon acquisition, the properties were approximately 95.6% leased in the aggregate with lease expirations ranging from 2017 through 2026.

For the properties acquired during 2016 that we accounted for as business combinations, the unaudited pro forma revenue and net income for the three and six months ended June 30, 2016 are provided below as if the properties had been acquired on January 1, 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited; in thousands)	2016	2015	2016	2015
Revenues	$6,322	$2,069	$12,457	$3,283
Net income (loss)	$444	$(1,311)	$715	$(1,105)

Notes to Condensed Consolidated Financial Statements - Continued

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the property acquisitions during 2016.

	Estimated Fair Value	Estimated Useful Life
	(In thousands)	(In years)
Land	$9,366
Buildings	43,068	20 - 40
Intangibles:
At-market lease intangibles	7,982	1.8 - 6.3
Above-market lease intangibles	26	0.7
Below-market lease intangibles	(923)	8.8
Total intangibles	7,085
Accounts receivable and other assets assumed	20
Accounts payable, accrued liabilities and other liabilities assumed (1)	(107)
Contingent liabilities	(487)
Mortgage note repayment	(12,500)
Prorated rent, interest and operating expense reimbursement amounts collected	(212)
Expenses paid, including closing costs	453
Total cash consideration	$46,686
(1) Includes security deposits received and property taxes payable prior to the acquisition.

Mortgage Notes Receivable
During the first quarter of 2016, the Company funded a $12.5 million mortgage note secured by an 85,000 square foot behavioral facility in Illinois which matures on January 31, 2027. The Company received a loan fee from the transaction totaling $93,750 which was deferred and was being recognized into income on a straight-line basis, which approximated the effective interest method, through the maturity of the mortgage note. The mortgage loan required interest only payments to us through January 2017 and had a stated fixed interest rate of 11%. In April 2016, the Company exercised its option to acquire the behavioral facility secured by this mortgage and completed the acquisition in May 2016 as discussed in more detail above in Property Acquisitions. Upon acquisition, the Company recognized into income the unamortized portion of the loan fee totaling approximately $90,000.

Note 5. Revolving Credit Facility

On June 3, 2015, the Company entered into a $75.0 million syndicated senior revolving credit facility (the "Credit Facility") by and among the OP, the Company, the lender from time to time party thereto, and SunTrust Bank as the Administrative Agent. The Credit Facility was amended on August 10, 2016 and now matures on August 9, 2019 with two options to extend the facility, subject to the satisfaction of certain conditions, for an additional year each for an extension fee of 0.25% of the aggregate commitments. Further, as amended, the Credit Facility's borrowing capacity was increased to $150.0 million, with an accordion feature that provides the Company with additional capacity, subject to the satisfaction of customary terms and conditions, including obtaining additional commitments from lenders, of up to $125.0 million, for a total facility size of up to $275.0 million.

At June 30, 2016, the Company had no amounts outstanding under the Credit Facility. The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants.

The Company was in compliance with its financial covenants under its Credit Facility, as amended, at June 30, 2016.

Notes to Condensed Consolidated Financial Statements - Continued

Note 6. Stockholders’ Equity

Common Stock
The following table provides a reconciliation of the beginning and ending common stock balances for the six months ended June 30, 2016 and for the year ended December 31, 2015:

	Six Months Ended June 30, 2016	Year Ended December 31, 2015
Balance, beginning of period	7,596,940	200,000
Issuance of common stock	5,175,000	7,311,183
Restricted stock-based awards	139,138	85,757
Balance, end of period	12,911,078	7,596,940

Equity Offering
In April 2016, the Company completed a follow-on public offering of 5,175,000 shares of its common stock, including 675,000 shares of common stock issued in connection with the exercise in full of the underwriters’ option to purchase additional shares, and received net proceeds, after underwriter's discount, of approximately $86.8 million from the offering.

Note 7. Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net income per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015
Net income (loss)	$508	$(1,509)	$624	$(1,509)

Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	12,249,676	3,606,433	9,973,110	1,912,627
Unvested restricted stock	(211,295)	(32,041)	(198,328)	(16,109)
Weighted average Common Shares outstanding–Basic	12,038,381	3,574,392	9,774,782	1,896,518
Weighted average Common Shares outstanding–Basic	12,038,381	3,574,392	9,774,782	1,896,518
Dilutive effect of restricted stock	26,458	—	59,268	—
Weighted average Common Shares outstanding –Diluted	12,064,839	3,574,392	9,834,050	1,896,518

Basic Net Income (Loss) per Common Share	$0.04	$(0.42)	$0.06	$(0.80)

Diluted Net Income (Loss) per Common Share	$0.04	$(0.42)	$0.06	$(0.80)

Note 8. Incentive Plan

Under the Company's 2014 Incentive Plan, awards may be made in the form of restricted stock, cash or a combination of both. Compensation expense recognized from the amortization of the value of the Company's officer, employee and director shares over the applicable vesting periods during the three months ended June 30, 2016 and 2015 was approximately $141 and $26, respectively, and during the six months ended June 30, 2016 and 2015 was approximately $262 and $26, respectively.

A summary of the activity under the 2014 Incentive Plan for the three and six months ended June 30, 2016 and 2015 is included in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock-based awards, beginning of period	203,471	—	85,757	—
Stock in lieu of compensation	7,074	41,669	65,931	41,669
Stock awards	14,350	44,088	73,207	44,088
Total granted	21,424	85,757	139,138	85,757
Stock-based awards, end of period	224,895	85,757	224,895	85,757

Note 9. Subsequent Events

Dividend Declared
On August 4, 2016, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.3825 per share. The dividend is payable on September 2, 2016 to stockholders of record on August 19, 2016.

Amended Revolving Credit Facility
On August 10, 2016, the Company entered into an amended and restated Credit Facility, which is substantially identical to the Company's Credit Facility discussed in Note 5. The Credit Facility, as amended, matures on August 9, 2019 and includes two options to extend the maturity date of the facility, subject to the satisfaction of certain conditions. The Credit Facility, as amended, increased the maximum borrowing capacity from $75.0 million to $150.0 million, adjusted interest down by 25 basis points and adjusted or replaced certain financial covenants to reflect the Company's success since its initial public offering. The Credit Facility, as amended, also includes an accordion feature that provides the Company with additional capacity, subject to the satisfaction of customary terms and conditions, including obtaining additional commitments from lenders, of up to $125.0 million, for a total facility size of up to $275.0 million. The Company incurred $0.55 million in fees to amend and extend its Credit Facility. The Company’s material subsidiaries are guarantors of the obligations under the Credit Facility, as amended. As of the date of this filing, the Company had a remaining borrowing capacity of $150.0 million under the Credit Facility, as amended.

Amounts outstanding under the Credit Facility, as amended, bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 2.25% to 2.75% or (ii) a base rate plus 1.25% to 1.75%, in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.25% of the amount of the unused portion of the Credit Facility, as amended, if amounts borrowed are greater than 33.3% of the borrowing capacity under the Credit Facility, as amended, and 0.35% of the unused portion of the Credit Facility, as amended, if amounts borrowed are less than or equal to 33.3% of the borrowing capacity under the Credit Facility, as amended.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements
This report and other materials the Company has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by management of the Company, contain, or will contain, disclosures that are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as "may," "will," "expect," "believe," "anticipate," "target," "intend," "plan," "estimate," "project," "continue," "should," "could" and other comparable terms. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of risks and uncertainties, including the risks described below under "Item 1A. Risk Factors", in the Company's Form 10-K for the year ended December 31, 2015 and in other filings of the Company which could significantly affect the Company’s current plans and expectations and future financial condition and results.

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

Overview
References such as "we," "us," "our," and "the Company" mean Community Healthcare Trust Incorporated, a Maryland corporation, and its consolidated subsidiaries, including Community Healthcare OP, LP, a Delaware limited partnership of which we are the sole general partner (the "OP").

We were organized in the State of Maryland on March 28, 2014. We are a self-administered, self-managed healthcare real estate investment trust, or REIT, that acquires and owns properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers in non-urban markets. The Company conducts its business through an UPREIT structure in which its properties are owned by the OP, either directly or through subsidiaries. The Company is the sole general partner, owning 100% of the OP units.

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

In April 2016, the Company completed a follow-on offering of 5,175,000 shares of its common stock, including 675,000 shares of common stock issued in connection with the exercise in full of the underwriters’ option to purchase additional shares, and received net proceeds, after underwriter's discount, of approximately $86.8 million from the follow-on offering.

Proceeds from these offerings have substantially been used to fund the Company's real estate investments. See Notes 2 and 4 to the Condensed Consolidated Financial Statements for further details on these investments.

Trends and Matters Impacting Operating Results

Management will monitor factors and trends that it believes are important to the Company and the REIT industry in order to gauge their potential impact on the operations of the Company. Certain of the factors and trends that management believes may impact the operations of the Company are discussed below.

Real estate acquisitions

During the second quarter of 2016, the Company acquired three real estate properties totaling approximately 153,446 square feet for an aggregate purchase price of approximately $33.5 million, including cash consideration of approximately $21.1 million and the conversion of a $12.5 million mortgage note receivable. Upon acquisition, the properties were approximately 93.7% leased in the aggregate with lease expirations ranging from 2016 through 2031. In addition, one of the properties includes contingent consideration which could result in additional purchase price of up to $0.5 million.

During the first quarter of 2016, the Company acquired four real estate properties totaling approximately 146,443 square feet for an aggregate purchase price of approximately $25.4 million, including cash consideration of approximately $25.6 million. Upon acquisition, the properties were approximately 95.6% leased in the aggregate with lease expirations ranging from 2017 through 2026.

See Note 4 to the Condensed Consolidated Financial Statements for more details on these acquisitions.

Mortgage note funding

During the first quarter of 2016, the Company funded a $12.5 million mortgage note secured by an 85,000 square foot behavioral facility in Illinois which matures on January 31, 2027. The Company received a loan fee from the transaction totaling $93,750 which was deferred and was being recognized into income on a straight-line basis, which approximated the effective interest method, through the maturity of the mortgage note. The mortgage loan required interest only payments to us through January 2017 and had a stated fixed interest rate of 11%. In April 2016, the Company exercised it option to acquire the behavioral facility secured by this mortgage and completed the acquisition in May 2016 as discussed in more detail in Note 4 to the Condensed Consolidated Financial Statements. Upon acquisition, the Company recognized into income the unamortized portion of the loan fee totaling approximately $90,000.

Acquisition pipeline

The Company has four properties under definitive purchase agreements for an aggregate expected purchase price of approximately $13.4 million. The Company's expected return on these investments range from approximately 9.16% to 9.97%. The Company is currently performing due diligence procedures customary for these types of transactions and cannot provide any assurance as to the timing or when or whether these transactions will actually close.

Lease expirations

As of June 30, 2016, our real estate portfolio was approximately 93.0% leased in the aggregate with lease expirations ranging from 2016 through 2031. We expect that up to approximately 10% to 20% of our leases will expire annually, given that our leases are generally five to seven year leases with physicians or other healthcare providers. Based on annualized rent, approximately 7.2% will expire during the remainder of 2016 and approximately 12.2% will expire in 2017. Management expects that many of the tenants will renew their leases, but in cases where they do not renew, the Company believes that in most cases it will be able to re-lease those spaces to existing or new tenants without incurring significant loss of rental income.

Contractual Obligations

The Company’s material contractual obligations at June 30, 2016 through December 31, 2017 are included in the table below. At June 30, 2016, the Company had no long-term capital lease or purchase obligations.

(Dollars in thousands)	Total	Remainder of 2016	2017
Credit Facility (1)	$400	$134	$266
Contingent obligations (2)	1,197	—	1,197
Tenant improvement allowances (3)	—	—	—
	$1,597	$134	$1,463
____________
(1)The amounts shown includes the unused interest fee assuming the Credit Facility remains undrawn on through its maturity.
(2)The Company has contingent consideration obligations relating to three properties acquired during 2015 and 2016. The amount in the table represents the estimated fair value of these contingencies at June 30, 2016.
(3)The Company assumed tenant improvement obligations totaling approximately $0.3 million relating to two tenants in its initial properties whose leases mature in 2018 and 2020. Since the timing of when, or if, the Company will be required to fund its obligations is not known at June 30, 2016, the Company has not included those amounts in its contractual obligation table above.

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

Results of Operations

The Company's results of operations for the three and six months ended June 30, 2016 compared to the same periods in 2015 have most significantly been impacted by the completion of the Company's initial public offering in May 2015, consummating the beginning of operations for the Company, as well as the subsequent closing of the Company's Credit Facility, the investment in 48 real estate properties and mortgage note, and the completion of a follow-on public offering in April 2016.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The table below shows our results of operations for the three months ended June 30, 2016 compared to the same period in 2015 and the effect of changes in those results from period to period on our net income (loss).

	Three Months Ended June 30,		Increase (Decrease) to Net Income
(dollars in thousands)	2016	2015	$
REVENUES
Rental income	$4,530	$729	$3,801
Tenant reimbursements	1,105	107	998
Mortgage interest	561	—	561
	6,196	836	5,360
EXPENSES
Property operating	1,228	138	(1,090)
General and administrative	895	1,603	708
Depreciation and amortization	3,332	577	(2,755)
Bad debts	30	—	(30)
	5,485	2,318	(3,167)
OTHER INCOME (EXPENSE)
Interest expense	(222)	(41)	(181)
Interest and other income, net	19	14	5
	(203)	(27)	(176)
NET INCOME (LOSS)	$508	$(1,509)	$2,017

Revenues

Our revenues for the three months ended June 30, 2016 and 2015 totaling $6.2 million and $0.8 million, respectively, represented income generated from the 48 and 29 real estate properties acquired and mortgage notes funded, respectively, since our initial public offering in May 2015. Revenues generally include contractual rents and late fees due under the leases with our tenants, as well as straight-line rent adjustments and estimated operating expense recoveries under our tenant leases, and mortgage interest related to our mortgage notes receivable.

Expenses

Our expenses for the three months ended June 30, 2016 and 2015 totaling $5.5 million and $2.3 million, respectively, generally represented expenses related to our real estate properties, general and administrative expenses, and depreciation and amortization as follows:

•
Property operating expenses included expenses incurred related to our 47 and 29 owned real estate properties as of June 30, 2016 and 2015, respectively. Property operating expenses generally include real estate taxes and insurance, utilities, repairs and maintenance and other operating expenses of the properties. Property operating expenses were reduced by approximately $0.3 million for the three months ended June 30, 2016 due to adjustments in the fair value of contingent purchase price initially recognized in 2015 related to the acquisition of two properties.

•
General and administrative expenses generally included legal, regulatory, accounting and other closing expenses related to the Company’s acquisitions, as well as certain compensation-related and occupancy costs related to its officers, employees and corporate office. Transaction costs related to the Company's initial public offering in 2015 and the acquisition of real estate properties during each period were approximately $0.2 million and $1.5 million, respectively, for the three months ended June 30, 2016 and 2015.

•
Depreciation and amortization generally included depreciation on its buildings and improvements, as well as amortization of intangible assets resulting from the acquisition of its real estate properties.

Interest expense

Interest expense for the three months ended June 30, 2016 and 2015 totaling approximately $0.2 million and $41, respectively, included accrued interest due on the Credit Facility, as well as amortization of deferred financing costs related to the Credit Facility.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The table below shows our results of operations for the six months ended June 30, 2016 compared to the same period in 2015 and the effect of changes in those results from period to period on our net income (loss).

	Six Months Ended June 30,		Increase (Decrease) to Net Income
(dollars in thousands)	2016	2015	$
REVENUES
Rental income	$8,203	$729	$7,474
Tenant reimbursements	2,062	107	1,955
Mortgage interest	1,097	—	1,097
	11,362	836	10,526
EXPENSES
Property operating	2,277	138	(2,139)
General and administrative	1,701	1,603	(98)
Depreciation and amortization	6,147	577	(5,570)
Bad debts	30	—	(30)
	10,155	2,318	(7,837)
OTHER INCOME (EXPENSE)
Interest expense	(602)	(41)	(561)
Interest and other income, net	19	14	5
	(583)	(27)	(556)
NET INCOME (LOSS)	$624	$(1,509)	$2,133

Revenues

Our revenues for the six months ended June 30, 2016 and 2015 totaling $11.4 million and $0.8 million, respectively, represented income generated from the 48 and 29 real estate properties acquired and mortgage notes funded, respectively, since our initial public offering in May 2015. Revenues generally include contractual rents and late fees due under the leases with our tenants, as well as straight-line rent adjustments and estimated operating expense recoveries under our tenant leases, and mortgage interest related to our mortgage notes receivable.

Expenses

Our expenses for the six months ended June 30, 2016 and 2015 totaling $10.2 million and $2.3 million, respectively, generally represented expenses related to our real estate properties, general and administrative expenses, and depreciation and amortization as follows:

•
Property operating expenses included expenses incurred related to our 47 and 29 owned real estate properties as of June 30, 2016 and 2015, respectively. Property operating expenses generally include real estate taxes and insurance, utilities, repairs and maintenance and other operating expenses of the properties. Property operating expenses were reduced by approximately $0.5 million for the six months ended June 30, 2016 due to adjustments in the fair value of contingent purchase price initially recognized in 2015 related to the acquisition of two properties.

•
General and administrative expenses generally included legal, regulatory, accounting and other closing expenses related to the Company’s acquisitions, as well as certain compensation-related and occupancy costs related to its officers, employees and corporate office. Transaction costs related to the Company's initial public offering in 2015 and the acquisition of real estate properties during each period were approximately $0.5 million and $1.5 million, respectively, for the six months ended June 30, 2016 and 2015.

•
Depreciation and amortization generally included depreciation on its buildings and improvements, as well as amortization of intangible assets resulting from the acquisition of its real estate properties.

Interest expense

Interest expense for the six months ended June 30, 2016 and 2015 totaling approximately $0.6 million and $41, respectively, included accrued interest due on the Credit Facility, as well as amortization of deferred financing costs related to the Credit Facility.

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

On August 10, 2016, the Company amended its Credit Facility to increase its maximum borrowing capacity from $75.0 million to $150.0 million. The Credit Facility, as amended, will mature on August 9, 2019 and includes two options to extend the facility, subject to the satisfaction of certain conditions. The Credit Facility, as amended, is substantially identical to the Company's original Credit Facility discussed in Note 5 to the Condensed Consolidated Financial Statements. Interest on the amended Credit Facility was adjusted downward by 25 basis points and certain financial covenants were adjusted or replaced to reflect the Company's success since its initial public offering when the Company entered into the original Credit Facility. The Company incurred $0.55 million in fees to amend and extend its Credit Facility. The Company currently has no outstanding balance under the Credit Facility, and with the amended facility, has a borrowing capacity of $150.0 million as of the date of this filing.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. Also, our present financing policy prohibits incurring debt (secured or unsecured) in excess of 40% of our total book capitalization. At June 30, 2016, the Company was in compliance with its financial covenants under the Credit Facility, as amended.

Acquisition pipeline

The Company has four properties under definitive purchase agreements for an aggregate expected purchase price of approximately $13.4 million. The Company's expected return on these investments range from approximately 9.16% to 9.97%. The Company is currently performing due diligence procedures customary for these types of transactions and cannot provide any assurance as to the timing or when or whether these transactions will actually close.

Financing Activities

Cash flows provided by financing activities for the six months ended June 30, 2016 and 2015 were approximately $61.3 million and $126.6 million, respectively. During the six months ended June 30, 2016, the Company completed a public offering of 5,175,000 shares of its common stock, including 675,000 shares of common stock issued in connection with the exercise in full of the underwriters’ option to purchase additional shares, and received net proceeds, after underwriter's discount, of approximately $86.8 million from the offering, repaid all outstanding borrowings under its Credit Facility and paid a quarterly dividend of approximately $7.8 million. During the six months ended June 30, 2015, the Company completed its initial public offering and concurrently issued common stock in private placements and received net proceeds of approximately $127.5 million.

Investing Activities

Cash flows used in investing activities for the six months ended June 30, 2016 and 2015 were approximately $59.3 million and $86.9 million, respectively. During the six months ended June 30, 2016, the Company invested in seven properties for an aggregate purchase price of approximately $58.9 million, including approximately $46.7 million in cash consideration, including transaction costs incurred, and the conversion of a $12.5 million mortgage note that the Company had funded during the first quarter of 2016. During the six months ended June 30, 2015, the Company invested in 29 properties for an aggregate purchase price of approximately $87.5 million, including approximately $87.0 million in cash consideration.

Operating Activities

Cash flows provided by operating activities for the six months ended June 30, 2016 were approximately $6.9 million compared to cash flows used by operating activities of $0.2 million for the six months ended June 30, 2015. Cash flows provided by operating activities were generally provided by contractual rents, net of expenses, including costs related to property acquisitions and expenses related to its initial public offering in May 2015 and its follow-on public equity offering in April 2016.

Security Deposits

As of June 30, 2016, the Company held approximately $398 in security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon the security deposits if there are any defaults under the leases.

Dividends

The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT.

On August 4, 2016, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.3825 per share. The dividend is payable on September 2, 2016 to stockholders of record on August 19, 2016. This rate equates to an annualized dividend of $1.53 per share.

On June 3, 2016, the Company paid a cash dividend in the amount of $0.3800 per share to shareholders of record on May 20, 2016. This rate equates to an annualized dividend of $1.52 per share.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, excepts per share amounts)	2016	2015	2016	2015
Net income	$508	$(1,509)	624	$(1,509)
Real estate depreciation and amortization	3,330	577	6,144	577
Total adjustments	3,330	577	6,144	577
Funds from Operations	$3,838	$(932)	$6,768	$(932)
Funds from Operations per Common Share-Basic	$0.32	$(0.26)	$0.69	$(0.49)
Funds from Operations per Common Share-Diluted	$0.32	$(0.26)	$0.69	$(0.49)
Weighted Average Common Shares Outstanding-Basic	12,038,381	3,574,392	9,774,782	1,896,518
Weighted Average Common Shares Outstanding-Diluted	12,064,839	3,574,392	9,834,050	1,896,518

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We may use certain derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We will not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based on a notional amount of principal. Under the most common form of interest rate swap, known from our perspective as a floating-to-fixed interest rate swap, a series of floating, or variable, rate payments on a notional amount of principal is exchanged for a series of fixed interest rate payments on such notional amount. Though the Company had not engaged in hedging activities as of June 30, 2016, no assurance can be given that any future hedging activities by us will have the desired beneficial effect on our results of operations or financial condition.

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

Changes In Internal Control Over Financial Reporting
There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

The information set forth below is included herewith for the purpose of providing the disclosures required under “Item 1.01 - Entry into a Material Definitive Agreement” of Form 8-K.
On August 10, 2016, Community Healthcare Trust Incorporated, a Maryland corporation (the “Company”), entered into an amendment (the “Amendment”) to its $75.0 million syndicated senior revolving credit facility by and among Community Healthcare OP, LP, the Company, the Lenders from time to time party thereto, and SunTrust Bank, as Administrative Agent (the “Credit Facility”) which increased the Credit Facility’s maximum borrowing capacity from $75.0 million to $150.0 million. The Credit Facility, as amended by the Amendment, will mature on August 9, 2019 and includes two options to extend the facility, subject to the satisfaction of certain conditions. Per the terms of the Amendment, Interest on the Credit Facility was adjusted downward by 25 basis points and certain financial covenants were adjusted or replaced to reflect the Company's success since its initial public offering. See Note 9 to the Condensed Consolidated Financial Statements for more information on the Credit Facility, as amended.
The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. Also, the Company’s present financing policy prohibits incurring debt (secured or unsecured) in excess of 40% of its total book capitalization.

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
Date: August 11, 2016

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