Form 10-Q
period 2016-09-30
Community Healthcare Trust Inc
filed 2016-11-10
CIK 1631569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37401

Community Healthcare Trust Incorporated
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	46-5212033 (I.R.S. Employer Identification No.)
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
Yes  ☐     No ☒

The Registrant had 12,988,482 shares of Common Stock, $0.01 par value per share, outstanding as of November 7, 2016.

COMMUNITY HEALTHCARE TRUST INCORPORATED
FORM 10-Q
September 30, 2016

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	(Unaudited)
	September 30, 2016	December 31, 2015
ASSETS
Real estate properties
Land and land improvements	$24,109	$13,216
Buildings, improvements, and lease intangibles	182,474	119,716
Personal property	97	35
Total real estate properties	206,680	132,967
Less accumulated depreciation	(14,846)	(5,203)
Total real estate properties, net	191,834	127,764
Cash and cash equivalents	1,742	2,018
Mortgage note receivable, net	10,875	10,897
Other assets, net	4,153	2,124
Total assets	$208,604	$142,803

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Revolving credit facility	$5,000	$17,000
Accounts payable and accrued liabilities	2,755	812
Other liabilities	3,095	2,721
Total liabilities	10,850	20,533

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 450,000,000 shares authorized; 12,988,482 and 7,596,940 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	130	76
Additional paid-in capital	214,102	127,578
Cumulative net income (loss)	232	(1,456)
Cumulative dividends	(16,710)	(3,928)
Total stockholders’ equity	197,754	122,270
Total liabilities and stockholders' equity	$208,604	$142,803

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUES
Rental income	$4,985	$2,585	$13,188	$3,314
Tenant reimbursements	1,188	655	3,250	762
Mortgage interest	270	—	1,367	—
	6,443	3,240	17,805	4,076

EXPENSES
Property operating	963	751	3,240	889
General and administrative	671	223	2,372	1,826
Depreciation and amortization	3,496	2,211	9,643	2,788
Bad debts	73	—	103	—
	5,203	3,185	15,358	5,503
OTHER INCOME (EXPENSE)
Interest expense	(185)	(140)	(787)	(181)
Interest and other income, net	9	18	28	32
	(176)	(122)	(759)	(149)
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	$1,064	$(67)	$1,688	$(1,576)

NET INCOME (LOSS) PER COMMON SHARE:
Net income (loss) per common share – Basic	$0.08	$(0.01)	$0.16	$(0.42)
Net income (loss) per common share – Diluted	$0.08	$(0.01)	$0.16	$(0.42)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC	12,686,183	7,511,183	10,752,333	3,788,639
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-DILUTED	12,750,967	7,511,183	10,802,095	3,788,639
DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.3825	$0.1420	$1.1400	$0.1420

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid in Capital	Cumulative Net Income (Loss)	Cumulative Dividends	Total Stockholders' Equity
Balance at December 31, 2015	$—	$76	$127,578	$(1,456)	$(3,928)	$122,270
Issuance of common stock, net of issuance costs	—	52	86,073	—	—	86,125
Stock-based compensation	—	2	451	—	—	453
Net income	—	—	—	1,688	—	1,688
Dividends to common stockholders ($1.14 per share)	—	—	—	—	(12,782)	(12,782)
Balance at September 30, 2016	$—	$130	$214,102	$232	$(16,710)	$197,754

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES
Net income (loss)	$1,688	$(1,576)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,749	2,874
Stock-based compensation	453	96
Straight-line rent receivable	(405)	(64)
Provision for bad debts, net of recoveries	103	—
Reduction in contingent purchase price	(974)	—
Changes in operating assets and liabilities:
Other assets	(1,284)	(877)
Accounts payable and accrued liabilities	1,732	561
Other liabilities	(262)	455
Net cash provided by operating activities	10,800	1,469

INVESTING ACTIVITIES
Acquisitions of real estate	(58,249)	(100,120)
Funding of mortgage notes receivable	(12,406)	(10,862)
Capital expenditures on existing real estate properties	(1,123)	—
Net cash used in investing activities	(71,778)	(110,982)

FINANCING ACTIVITIES
Net repayments on revolving credit facility	(12,000)	—
Dividends paid	(12,782)	(1,079)
Net proceeds from issuance of common stock	86,805	129,353
Equity issuance costs	(680)	(1,837)
Debt issuance costs	(641)	(873)
Net cash provided by financing activities	60,702	125,564
(Decrease) increase in cash and cash equivalents	$(276)	$16,051
Cash and cash equivalents, beginning of period	2,018	2
Cash and cash equivalents, end of period	$1,742	$16,053

Supplemental Cash Flow Information:
Interest paid	$504	$—
Invoices accrued for construction, tenant improvement and other capitalized costs	$145	$—
Conversion of mortgage note upon acquisition of real estate property	$12,500	$—
See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

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

As of September 30, 2016, the Company had investments of approximately $217.6 million in 52 real estate properties and a mortgage, located in 20 states, totaling approximately 1.1 million square feet in the aggregate.

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

This interim financial information should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Real Estate Properties
Real estate properties are recorded at cost, or at fair value if acquired in a transaction that is accounted for as a business combination under Accounting Standards Codification (“ASC”) Topic 805, Business Combinations ("ASC 805"). Cost or fair value at the time of acquisition is allocated between land, buildings, tenant improvements, lease and other intangibles, and personal property, as applicable.

Depreciation and amortization of real estate assets and liabilities in place as of September 30, 2016, is recognized on a straight-line basis over the estimated useful life of the asset. The estimated useful lives at September 30, 2016 are as follows:

Land improvements	3 years
Buildings	20 - 40 years
Building improvements	3.0 - 39.8 years
Tenant improvements	2.3 - 4.5 years
Lease intangibles	1.2 - 9.3 years
Personal property	3 -10 years

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

Notes to Condensed Consolidated Financial Statements - Continued

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

Notes to Condensed Consolidated Financial Statements - Continued

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

Lease Accounting
We, as lessor, make a determination with respect to each of our leases whether they should be accounted for as operating leases or capital leases. The classification criteria is based on estimates regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic useful life of the facilities, the existence of a bargain purchase option, and certain other terms in the lease agreements. We believe all of our leases meet the accounting criteria to be accounted for as operating leases. Payments received under operating leases are accounted for in the Condensed Consolidated Statements of Comprehensive Income (Loss) as rental revenue for actual cash rent collected plus or minus straight-line adjustments such as lease escalators. Assets subject to operating leases are reported as real estate investments in the Condensed Consolidated Balance Sheets.

Substantially all of our leases contain fixed or formula-based rent escalators. To the extent that the escalator increases are tied to a fixed index or rate, lease payments are accounted for on a straight-line basis over the life of the lease.

Revenue Recognition
The Company recognizes rental revenue when it is realized or realizable and earned. There are four criteria that must all be met before a Company may recognize revenue, including persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered (i.e., the tenant has taken possession of and controls the physical use of the leased asset), the price has been fixed or is determinable, and collectability is reasonably assured.

The Company derives most of its revenues from its real estate property and mortgage note portfolio. The Company's rental and mortgage interest income is recognized based on contractual arrangements with its tenants and borrowers.

Rental income is recognized as earned over the life of the lease agreement on a straight-line basis. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue in amounts more or less than amounts currently due from tenants. If management determines that the collectability of straight-line rents is not reasonably assured, the amount of future revenue recognized may be limited to amounts contractually owed and, where appropriate, establish an allowance for estimated losses. Straight-line rent included in rental income was approximately $172,000 and $50,000, respectively, for the three months ended September 30, 2016 and 2015 and was approximately $405,000 and $64,000, respectively, for the nine months ended September 30, 2016 and 2015.

Mortgage interest income is recognized based on the interest rates, maturity dates and amortization periods set forth within each note agreement. Fees received related to its mortgage notes are amortized to mortgage interest income on a straight-line basis which approximates amortization under the effective interest method.

Income received but not yet earned is deferred until such time it is earned. Deferred revenue, included in other liabilities, was approximately $0.6 million and $0.5 million, respectively, at September 30, 2016 and December 31, 2015.

Notes to Condensed Consolidated Financial Statements - Continued

Allowance for Doubtful Accounts and Credit Losses
Accounts Receivable
Management monitors the aging and collectability of its accounts receivable balances on an ongoing basis. Whenever deterioration in the timeliness of payment from a tenant is noted, management investigates and determines the reason or reasons for the delay. Considering all information gathered, management’s judgment is exercised in determining whether a receivable is potentially uncollectible and, if so, how much or what percentage may be uncollectible. Among the factors management considers in determining collectability are: the type of contractual arrangement under which the receivable was recorded (e.g., triple net lease, gross lease, or other type of agreement); the tenant’s reason for slow payment; industry influences under which the tenant operates; evidence of willingness and ability of the tenant to pay the receivable; credit-worthiness of the tenant; collateral, security deposit, letters of credit or other monies held as security; tenant’s historical payment pattern; other contractual agreements between the tenant and the Company; relationship between the tenant and the Company; the state in which the tenant operates; and the existence of a guarantor and the willingness and ability of the guarantor to pay the receivable. Considering these factors and others, management concludes whether all or some of the aged receivable balance is likely uncollectible. Upon determining that some portion of the receivable is likely uncollectible, the Company will record a provision for bad debts for the amount it expects will be uncollectible. When efforts to collect a receivable are exhausted, the receivable amount is charged off against the allowance. At September 30, 2016 and December 31, 2015, the Company had a provision for bad debts of approximately $77,000 and $71,000, respectively.

Mortgage Note Receivable
The Company had one mortgage note receivable outstanding as of September 30, 2016 with a principal balance of $11.0 million, maturing on September 30, 2026. The mortgage note was interest only through September 30, 2016. Thereafter, monthly principal and interest payments are due through the maturity date.

The Company evaluates collectability of its mortgage note and records allowances on the note as necessary. A loan is impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan as scheduled, including both contractual interest and principal payments. This assessment also includes an evaluation of the loan collateral. If a mortgage loan becomes past due, the Company will review the specific circumstances and may discontinue the accrual of interest on the loan. The loan is not returned to accrual status until the debtor has demonstrated the ability to continue debt service in accordance with the contractual terms. Loans placed on non-accrual status will be accounted for on a cash basis, in which income is recognized only upon the receipt of cash, or on a cost-recovery basis, in which all cash receipts reduce the carrying value of the loan, based on the Company's expectation of future collectability.

The Company may receive loan or commitment fees upon the funding of a mortgage note. The Company will amortize those fees into income over the life of the mortgage note on a straight line basis and will reflect the mortgage note, net of the unamortized fees, on its consolidated balance sheet.

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

Notes to Condensed Consolidated Financial Statements - Continued

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

Identifiable intangible assets of the Company are generally comprised of in-place lease intangible assets, above- and below-market lease intangibles and deferred financing costs. In-place lease intangible assets are amortized on a straight-line basis over the applicable lives of the assets. Deferred financing costs are amortized to interest expense over the term of the related credit facility or other debt instrument using the straight-line method.

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

On occasion, the Company may also have acquisitions which include contingent consideration.  Accounting for business combinations requires the Company to estimate the fair value of any contingent purchase consideration at the acquisition date. Management will monitor these contingencies on a quarterly basis. Changes in estimates regarding the fair value contingent purchase consideration will be reflected as adjustments to the related liability and recognized as an adjustment to property operating expense in the periods when they occur. During the three and nine months ended September 30, 2016, the Company had recorded adjustments to reduce the fair value of its contingent consideration liabilities subsequent to acquisition by $0.5 million and $1.0 million, respectively. During the nine months ended September 30, 2016, the Company also recorded a $0.5 million contingent liability related to the acquisition of a medical office building. The Company has total contingent liabilities, included in other liabilities, related to certain acquisitions of $0.7 million and $1.2 million, respectively, at September 30, 2016 and December 31, 2015. The expiration periods for the measurement of those contingent liabilities range from December 2016 through April 2017.

Income Taxes
The Company has elected to be taxed as a real estate investment trust ("REIT"), as defined under the Internal Revenue Code of 1986, as amended (the "Code"). We have also elected for one of our subsidiaries to be treated as a taxable REIT subsidiary ("TRS"), which is subject to federal and state income taxes. No provision has been made for federal income taxes for the REIT; however, the Company has made provisions for federal and state income taxes for the TRS. The Company intends at all times to qualify as a REIT under Sections 856 and 860 of the Code. The Company must distribute at least 90% per annum of its REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles) and meet other requirements to continue to qualify as a real estate investment trust.

The Company classifies interest and penalties related to uncertain tax positions, if any, in the Condensed Consolidated Statements of Comprehensive Income (Loss) as a component of general and administrative expenses.

Notes to Condensed Consolidated Financial Statements - Continued

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

Concentration of Credit Risks
Our credit risks primarily relate to cash and cash equivalents and our mortgage note receivable. Cash and cash equivalents are primarily held in bank accounts and overnight investments. We maintain our bank deposit accounts with large financial institutions in amounts that often exceed federally-insured limits. We have not experienced any losses in such accounts.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation; Improvements to Employee Share-Based Payment Accounting. This standard is intended to simplify accounting for share-based payment transactions. The areas for simplification in this update involve several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statements of cash flows. This new standard is effective for fiscal years, and interim periods within, beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of the new standard on our Consolidated Financial Statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, which clarifies or provides guidance relating to eight specific cash flow classification issues. The standard should be applied retrospectively for each period presented, as appropriate. This new standard is effective for the Company on January 1, 2018 with early adoption permitted. We are currently evaluating the impact of our pending adoption of the new standard on our Consolidated Financial Statements.

Note 2. Real Estate Investments

At September 30, 2016, the Company had investments of approximately $217.6 million in 52 real estate properties, a mortgage note and corporate property. The following table summarizes the Company's real estate investments.

(Dollars in thousands)	Number of Facilities	Land and Land Improvements	Buildings, Improvements, and Lease Intangibles	Personal Property	Total	Accumulated Depreciation
Medical office:
Florida	4	$4,138	$23,778	$—	$27,916	$886
Texas	3	3,096	12,162	—	15,258	1,611
Kansas	2	1,379	10,497	—	11,876	1,796
Ohio	2	1,657	12,916	—	14,573	1,035
Illinois	1	821	8,672	—	9,493	752
Other states	5	1,968	13,427	—	15,395	879
	17	13,059	81,452	—	94,511	6,959
Physician clinics:
Kansas	3	1,558	10,899	—	12,457	980
Florida	3	—	5,950	—	5,950	264
Alabama	1	533	2,663	—	3,196	100
Pennsylvania	1	330	2,770	—	3,100	695
Wisconsin	1	412	2,588	—	3,000	325
Other states	3	559	4,631	—	5,190	456
	12	3,392	29,501	—	32,893	2,820
Ambulatory surgery centers:
Illinois	1	2,100	5,401	—	7,501	210
Arizona	2	576	5,349	—	5,925	368
Michigan	2	628	8,267	—	8,895	705
Texas	1	528	4,072	—	4,600	479
Colorado	1	375	2,325	—	2,700	156
Other states	3	652	4,574	—	5,226	972
	10	4,859	29,988	—	34,847	2,890
Dialysis clinics:
Kentucky	1	193	3,423	—	3,616	405
Texas	1	181	2,982	—	3,163	224
Colorado	1	259	2,791	—	3,050	283
Ohio	1	66	1,224	—	1,290	172
Oklahoma	1	25	2,499	—	2,524	—
Other states	2	90	1,611	—	1,701	186
	7	814	14,530	—	15,344	1,270
Oncology centers:
Alabama	3	415	4,417	—	4,832	665
	3	415	4,417	—	4,832	665
Behavioral facilities:
Illinois	1	1,300	18,803	—	20,103	156
Indiana	1	270	2,651	—	2,921	61
	2	1,570	21,454	—	23,024	217
Corporate property	—	—	1,132	97	1,229	25
Total owned properties	51	$24,109	$182,474	$97	$206,680	$14,846
Mortgage note receivable, net	1	—	—	—	10,875	—
Total real estate investments	52	$24,109	$182,474	$97	$217,555	$14,846

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

Future minimum lease payments under the non-cancelable operating leases due the Company for the years ending December 31, as of September 30, 2016, are as follows (in thousands):

2016 (three months ending December 31)	$5,059
2017	18,951
2018	15,661
2019	12,663
2020	10,628
2021 and thereafter	55,513
$118,475

Note 4. Real Estate Acquisitions

Property Acquisitions

During the third quarter of 2016, the Company acquired four real estate properties totaling approximately 57,983 square feet for an aggregate purchase price of approximately $12.1 million, including cash consideration of approximately $12.1 million. Upon acquisition, the properties were 100.0% leased with lease expirations ranging from 2018 through 2031. Amounts reflected in revenues and net income for the three months ended September 30, 2016 for these properties was approximately $51,000 and $51,000, respectively. Due to the timing of these acquisitions in late September, no depreciation was recognized on the properties in the third quarter. The Company incurred transaction costs of approximately $137,000 during the third quarter of 2016 related to its acquisitions accounted for as business combinations which are included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss). Transaction costs related to its acquisition accounted for as an asset purchase were capitalized in the period as part of the real estate asset.

During the second quarter of 2016, the Company acquired three real estate properties totaling approximately 153,446 square feet for an aggregate purchase price of approximately $33.5 million, including cash consideration of approximately $21.1 million and the conversion of a $12.5 million mortgage note receivable. Upon acquisition, the properties were approximately 93.7% leased in the aggregate with lease expirations ranging from 2016 through 2031. In addition, one of the properties includes contingent consideration which could result in additional purchase price of up to $500,000. At September 30, 2016, the Company adjusted the fair value of this contingency to approximately $493,000. The Company will monitor this contingency throughout the contingency period that ends in April 2017 and will record any adjustments as needed on a quarterly basis until the contingency is resolved. Amounts reflected in revenues and net income for the nine months ended September 30, 2016 for these properties was approximately $2.0 million and $1.1 million, respectively, which included approximately $0.6 million of interest income relating to the mortgage note. The Company incurred transaction costs of approximately $204,000 during the second quarter of 2016 which are included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).

During the first quarter of 2016, the Company acquired four real estate properties totaling approximately 146,443 square feet for an aggregate purchase price of approximately $25.4 million, including cash consideration of approximately $25.6 million. Upon acquisition, the properties were approximately 95.6% leased in the aggregate with lease expirations ranging from 2017 through 2026. Amounts reflected in revenues and net income for the nine months ended September 30, 2016 for these properties was approximately $1.9 million and $0.6 million,

Notes to Condensed Consolidated Financial Statements - Continued

respectively. The Company incurred transaction costs of approximately $288,000 during the first quarter of 2016 which are included in general and administration expenses in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).

For the properties acquired during 2016 that we accounted for as business combinations, the unaudited pro forma revenue and net income for the three and nine months ended September 30, 2016 are provided below as if the properties had been acquired on January 1, 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited; in thousands)	2016	2015	2016	2015
Revenues	$6,656	$4,717	$19,633	$8,520
Net income (loss)	$1,176	$309	$2,208	$(479)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the property acquisitions during 2016.

	Estimated Fair Value	Estimated Useful Life
	(In thousands)	(In years)
Land	$10,773
Buildings	52,025	20 - 40
Intangibles:
At-market lease intangibles	9,792	1.8 - 6.3
Above-market lease intangibles	26	0.7
Below-market lease intangibles	(923)	8.8
Total intangibles	8,895
Accounts receivable and other assets assumed	49
Accounts payable, accrued liabilities and other liabilities assumed (1)	(247)
Contingent liabilities	(487)
Mortgage note conversion	(12,500)
Prorated rent, interest and operating expense reimbursement amounts collected	(259)
Expenses paid, including closing costs	572
Total cash consideration	$58,821
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

Note 5. Revolving Credit Facility

On August 10, 2016, we entered into an amended and restated Credit Facility (as amended, the "Credit Facility"). The Credit Facility is by and among Community Healthcare OP, LP, the Company, the Lenders from time to time party thereto, and SunTrust Bank, as Administrative Agent, matures on August 9, 2019 and includes two options to

Notes to Condensed Consolidated Financial Statements - Continued

extend the maturity date of the facility, subject to the satisfaction of certain conditions. The Credit Facility increased the maximum borrowing capacity from $75.0 million to $150.0 million, lowered our interest rates by 25 basis points and adjusted or replaced certain financial covenants. Amounts outstanding under the Credit Facility bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 2.25% to 2.75% or (ii) a base rate plus 1.25% to 1.75%, in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.25% of the amount of the unused portion of the Credit Facility if amounts borrowed are greater than 33.3% of the borrowing capacity under the Credit Facility and 0.35% of the unused portion of the Credit Facility if amounts borrowed are less than or equal to 33.3% of the borrowing capacity under the Credit Facility. The Credit Facility also includes an accordion feature that provides the Company with additional capacity, subject to the satisfaction of customary terms and conditions, including obtaining additional commitments from lenders, of up to $125.0 million, for a total facility size of up to $275.0 million. The Company incurred $0.6 million in fees and other costs to amend and extend its Credit Facility which will be amortized to expense over the life of the Credit Facility. The Company’s material subsidiaries are guarantors of the obligations under the Credit Facility. At September 30, 2016, the Company had $5.0 million outstanding under swing-line loans under the Credit Facility with a weighted average interest rate of approximately 4.75% and remaining borrowing capacity of $145.0 million.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. Also, the Company’s present financing policy prohibits incurring debt (secured or unsecured) in excess of 40% of its total book capitalization. The Company was in compliance with its financial covenants under its Credit Facility at September 30, 2016.

Note 6. Stockholders’ Equity

Common Stock
The following table provides a reconciliation of the beginning and ending common stock balances for the nine months ended September 30, 2016 and for the year ended December 31, 2015:

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
Balance, beginning of period	7,596,940	200,000
Issuance of common stock	5,175,000	7,311,183
Restricted stock-based awards	216,542	85,757
Balance, end of period	12,988,482	7,596,940

Equity Offering
In April 2016, the Company completed a follow-on public offering of 5,175,000 shares of its common stock, including 675,000 shares of common stock issued in connection with the exercise in full of the underwriters’ option to purchase additional shares, and received net proceeds, after underwriter's discount, of approximately $86.8 million from the offering.

Universal Shelf S-3 Registration Statement
On September 13, 2016, the Company filed a registration statement on Form S-3 that will allow us to offer debt or equity securities (or a combination thereof) of up to $750.0 million from time to time. The S-3 registration statement was declared effective as of September 26, 2016. The Company has no current intent to offer any securities under this S-3 registration statement.

Notes to Condensed Consolidated Financial Statements - Continued

Note 7. Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015
Net income (loss)	$1,064	$(67)	$1,688	$(1,576)

Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	12,948,097	7,596,940	10,972,011	3,828,219
Unvested restricted stock	(261,914)	(85,757)	(219,678)	(39,580)
Weighted average Common Shares outstanding–Basic	12,686,183	7,511,183	10,752,333	3,788,639
Weighted average Common Shares outstanding–Basic	12,686,183	7,511,183	10,752,333	3,788,639
Dilutive effect of restricted stock	64,784	—	49,762	—
Weighted average Common Shares outstanding –Diluted	12,750,967	7,511,183	10,802,095	3,788,639

Basic Net Income (Loss) per Common Share	$0.08	$(0.01)	$0.16	$(0.42)

Diluted Net Income (Loss) per Common Share	$0.08	$(0.01)	$0.16	$(0.42)

Note 8. Incentive Plan

Under the Company's 2014 Incentive Plan, awards may be made in the form of restricted stock, cash or a combination of both. Compensation expense recognized from the amortization of the value of the Company's officer, employee and director shares over the applicable vesting periods during the three months ended September 30, 2016 and 2015 was approximately $192,000 and $70,000, respectively, and during the nine months ended September 30, 2016 and 2015 was approximately $453,000 and $96,000, respectively.

A summary of the activity under the 2014 Incentive Plan for the three and nine months ended September 30, 2016 and 2015 is included in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock-based awards, beginning of period	224,895	85,757	85,757	—
Stock in lieu of compensation	38,703	—	104,110	41,669
Stock awards	38,701	—	112,432	44,088
Total granted	77,404	—	216,542	85,757
Stock-based awards, end of period	302,299	85,757	302,299	85,757

Notes to Condensed Consolidated Financial Statements - Continued

Note 9. Subsequent Events

Dividend Declared
On November 1, 2016, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.385 per share. The dividend is payable on December 2, 2016 to stockholders of record on November 18, 2016.

Property Acquisitions
Since September 30, 2016 and through November 10, 2016, the Company has acquired one real estate property totaling approximately 11,000 square feet for a purchase price of approximately $3.3 million, including cash consideration of approximately $3.3 million. Upon acquisition, the property was 100% leased with a lease expiration in 2023.

Amended and Restated Alignment of Interest Program
On November 1, 2016, the Company's Board of Directors (the “Board”), at the recommendation of the compensation committee of the Board (the “Committee”), approved and adopted the Amended and Restated Alignment of Interest Program (the “Restated Alignment Program”). The principal change in the Restated Alignment Program is to reserve 500,000 shares of the Company’s common stock to be issued under this program (the “Program Pool”) as Acquisition Shares (as defined below). Previously, shares of restricted common stock of the Company issued to employees under the Restated Alignment Program in exchange for such employee’s cash compensation (“Acquisition Shares”) were issued from the pool of shares created and reserved for issuance under Section 3.1 of the 2014 Incentive Plan (the “Plan Pool”). The Restated Alignment Program now requires that Acquisition Shares be issued from the Program Pool going forward instead of from the Plan Pool.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements
This report and other materials that Community Healthcare Trust Incorporated (the "Company") has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by management of the Company, contain, or will contain, contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “believes”, “expects”, “may”, “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates”, “anticipates” or other similar words or expressions, including the negative thereof. Forward-looking statements are based on certain assumptions and can include future expectations, future plans and strategies, financial and operating projections or other forward-looking information. Such forward-looking statements reflect management’s current beliefs and are based on information currently available to management. Because forward-looking statements relate to future events, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company’s control. Thus, the Company’s actual results and financial condition may differ materially from those indicated in such forward-looking statements. Some factors that might cause such a difference include the following: general volatility of the capital markets and the market price of the Company’s common stock, changes in the Company’s business strategy, availability, terms and deployment of capital, the Company’s ability to refinance existing indebtedness at or prior to maturity on favorable terms, or at all, changes in the real estate industry in general, interest rates or the general economy, adverse developments related to the healthcare industry, the degree and nature of the Company’s competition, the ability to consummate acquisitions under contract and the other factors described in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and the Company’s other filings with the Securities and Exchange Commission from time to time. Readers are therefore cautioned not to place undue reliance on the forward-looking statements contained herein which speak only as of the date hereof. The Company intends these forward-looking statements to speak only as of the time of this report and the Company undertakes no obligation to update forward-looking statements, whether as a result of new information, future developments, or otherwise, except as may be required by law.

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

Real estate acquisitions

During the third quarter of 2016, the Company acquired four real estate properties totaling approximately 57,983 square feet for an aggregate purchase price of approximately $12.1 million, including cash consideration of approximately $12.1 million. Upon acquisition, the properties were 100.0% leased with lease expirations ranging from 2018 through 2031.

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

Subsequent Acquisitions

Since September 30, 2016 and through November 10, 2016, the Company has acquired one real estate property totaling approximately 11,000 square feet for a purchase price of approximately $3.3 million, including cash consideration of approximately $3.3 million. Upon acquisition, the property was 100% leased with a lease expiration in 2023. The acquisition was funded with proceeds from our Credit Facility.

Acquisition pipeline

The Company has seven properties under definitive purchase agreements for an aggregate expected purchase price of approximately $50.2 million. The Company's expected return on these investments range from approximately 9.0% to 9.7%. The Company is currently performing due diligence procedures customary for these types of transactions and cannot provide any assurance as to the timing or when or whether these transactions will actually close.

Lease expirations

As of September 30, 2016, our real estate portfolio was approximately 92.4% leased in the aggregate with lease expirations ranging from 2016 through 2031. We expect that up to approximately 10% to 20% of our leases will expire annually, given that our leases are generally five to seven year leases with physicians or other healthcare providers. Management has renewed or re-leased all of the leases expiring during the remainder of 2016. Based on annualized rent, approximately 13.8% will expire in 2017. Management expects that many of its tenants will renew their leases, but in cases where they do not renew, the Company believes that in most cases it will be able to re-lease those spaces to existing or new tenants without incurring significant loss of rental income.

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

Results of Operations

The Company's results of operations for the three and nine months ended September 30, 2016 compared to the same periods in 2015 have most significantly been impacted by the consummation of operations for the Company upon the completion of the Company's initial public offering in May 2015. Shortly after completing our initial public offering, we closed on our Credit Facility, which we amended and restated during the third quarter of 2016. Also, through September 30, 2016, we have invested in 52 real estate properties and mortgages, and completed a follow-on public offering in April 2016. These events are discussed in more detail in the Notes to our Condensed Consolidated Financial Statements.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The table below shows our results of operations for the three months ended September 30, 2016 compared to the same period in 2015 and the effect of changes in those results from period to period on our net income (loss).

	Three Months Ended September 30,		Increase (Decrease) to Net Income
(dollars in thousands)	2016	2015	$
REVENUES
Rental income	$4,985	$2,585	$2,400
Tenant reimbursements	1,188	655	533
Mortgage interest	270	—	270
	6,443	3,240	3,203
EXPENSES
Property operating	963	751	(212)
General and administrative	671	223	(448)
Depreciation and amortization	3,496	2,211	(1,285)
Bad debts	73	—	(73)
	5,203	3,185	(2,018)
OTHER INCOME (EXPENSE)
Interest expense	(185)	(140)	(45)
Interest and other income, net	9	18	(9)
	(176)	(122)	(54)
NET INCOME (LOSS)	$1,064	$(67)	$1,131

Revenues

Our revenues for the three months ended September 30, 2016 and 2015 totaling $6.4 million and $3.2 million, respectively, represented income generated from the 52 and 33 real estate properties acquired and mortgage notes funded, respectively, since our initial public offering in May 2015. Revenues generally include contractual rents and late fees due under the leases with our tenants, as well as straight-line rent adjustments and estimated operating expense recoveries under our tenant leases, and mortgage interest related to our mortgage note receivable. Rental income includes straight-line rent which increased approximately $121,000 and amortization of below-market leases, net of above-market leases, which increased approximately $17,000 in the third quarter of 2016 compared to the same period in 2015.

Expenses

Our expenses for the three months ended September 30, 2016 and 2015 totaling $5.2 million and $3.2 million, respectively, generally represented expenses related to our real estate properties, general and administrative expenses, depreciation and amortization expense, and bad debt expense as follows:

•
Property operating expenses included expenses incurred related to our 51 and 32 owned real estate properties as of September 30, 2016 and 2015, respectively. Property operating expenses generally include real estate taxes and insurance, utilities, repairs and maintenance and other operating expenses of the properties. Property operating expenses were reduced by approximately $0.5 million for the three months ended September 30, 2016 due to the net adjustments in the fair value of contingent purchase price initially recognized upon the acquisition of three properties.

•
General and administrative expenses generally included legal, regulatory, accounting and other closing expenses related to the Company’s acquisitions, as well as certain compensation-related and occupancy costs related to its officers, employees and corporate office. Compensation-related expenses increased approximately $0.2 million and professional fees, including closing expenses related to the Company's acquisitions, increased approximately $0.3 million in the third quarter of 2016 compared to the same period in 2015.

•
Depreciation and amortization generally included depreciation on its buildings and improvements, as well as amortization of intangible assets resulting from the acquisition of its real estate properties.

•	Bad debt expense increased $73,000 for the three months ended September 30, 2016 compared to the same period in 2015 relating to four tenants.

Interest expense

Interest expense for the three months ended September 30, 2016 and 2015 totaling approximately $185,000 and $140,000, respectively, included accrued interest due on the Credit Facility, as well as amortization of deferred financing costs related to the Credit Facility.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The table below shows our results of operations for the nine months ended September 30, 2016 compared to the same period in 2015 and the effect of changes in those results from period to period on our net income (loss).

	Nine Months Ended Sept 30,		Increase (Decrease) to Net Income
(dollars in thousands)	2016	2015	$
REVENUES
Rental income	$13,188	$3,314	$9,874
Tenant reimbursements	3,250	762	2,488
Mortgage interest	1,367	—	1,367
	17,805	4,076	13,729
EXPENSES
Property operating	3,240	889	(2,351)
General and administrative	2,372	1,826	(546)
Depreciation and amortization	9,643	2,788	(6,855)
Bad debts	103	—	(103)
	15,358	5,503	(9,855)
OTHER INCOME (EXPENSE)
Interest expense	(787)	(181)	(606)
Interest and other income, net	28	32	(4)
	(759)	(149)	(610)
NET INCOME (LOSS)	$1,688	$(1,576)	$3,264

Revenues

Our revenues for the nine months ended September 30, 2016 and 2015 totaling $17.8 million and $4.1 million, respectively, represented income generated from the 52 and 33 real estate properties acquired and mortgage notes funded, respectively, since our initial public offering in May 2015. Revenues generally include contractual rents and late fees due under the leases with our tenants, as well as straight-line rent adjustments and estimated operating expense recoveries under our tenant leases, and mortgage interest related to our mortgage notes receivable. Rental income includes straight-line rent which increased approximately $341,000 and amortization of below-market leases, net of above-market leases, which increased approximately $51,000 in the nine months ended September 30, 2016 compared to the same period in 2015.

Expenses

Our expenses for the nine months ended September 30, 2016 and 2015 totaling $15.4 million and $5.5 million, respectively, generally represented expenses related to our real estate properties, general and administrative expenses, depreciation and amortization, and bad debt expense as follows:

•
Property operating expenses included expenses incurred related to our 51 and 32 owned real estate properties as of September 30, 2016 and 2015, respectively. Property operating expenses generally include real estate taxes and insurance, utilities, repairs and maintenance and other operating expenses of the properties. Property operating expenses were reduced by approximately $1.0 million for the nine months ended September 30, 2016 due to adjustments in the fair value of contingent purchase price initially recognized upon the acquisition of three properties.

•
General and administrative expenses generally included legal, regulatory, accounting and other closing expenses related to the Company’s acquisitions, as well as certain compensation-related and occupancy costs related to its officers, employees and corporate office. Transaction costs related to the Company's initial public offering in 2015 and the acquisition of real estate properties during each period were approximately $0.6 million and $1.4 million, respectively, for the nine months ended September 30, 2016 and 2015.

•
Depreciation and amortization generally included depreciation on its buildings and improvements, as well as amortization of intangible assets resulting from the acquisition of its real estate properties.

•	Bad debt expense increased $103,000 for the nine months ended September 30, 2016 compared to the same period in 2015 relating to eight tenants.

Interest expense

Interest expense for the nine months ended September 30, 2016 and 2015 totaling approximately $0.8 million and $0.2 million, respectively, included accrued interest due on the Credit Facility, as well as amortization of deferred financing costs related to the Credit Facility.

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

On August 10, 2016, the Company amended its Credit Facility to increase its maximum borrowing capacity from $75.0 million to $150.0 million. The Credit Facility will mature on August 9, 2019 and includes two options to extend the facility, subject to the satisfaction of certain conditions. Interest on the Credit Facility was adjusted downward by 25 basis points and certain financial covenants were adjusted or replaced to reflect the Company's success since its initial public offering when the Company originally entered into its Credit Facility. The Company incurred $0.6 million in fees and other costs to amend and extend its Credit Facility which will be amortized to expense over the life of the Credit Facility. At September 30, 2016, the Company had $5.0 million outstanding under swing-line loans under the Credit Facility with a remaining borrowing capacity of $145.0 million. Our debt to total book capitalization ratio was approximately 2.5% and our weighted average interest rate was approximately 4.75% at September 30, 2016. See Note 5 to the Condensed Consolidated Financial Statements for more details on the Credit Facility.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. Also, our present financing policy prohibits incurring debt (secured or unsecured) in excess of 40% of our total book capitalization. At September 30, 2016, the Company was in compliance with its financial covenants under the Credit Facility.

Universal Shelf S-3 Registration Statement

On September 13, 2016, the Company filed a registration statement on Form S-3 that will allow us to offer debt or equity securities (or a combination thereof) of up to $750.0 million, from time to time. The S-3 registration statement was declared effective as of September 26, 2016. The Company has no current intent to offer any securities under our registration statement.

Subsequent Acquisitions

Since September 30, 2016 and through November 10, 2016, the Company has acquired one real estate property totaling approximately 11,000 square feet for a purchase price of approximately $3.3 million, including cash consideration of approximately $3.3 million. Upon acquisition, the property was 100% leased with a lease expiration in 2023. The acquisition was funded with proceeds from our Credit Facility.

Acquisition pipeline

The Company has seven properties under definitive purchase agreements for an aggregate expected purchase price of approximately $50.2 million. The Company's expected return on these investments range from approximately 9.0% to 9.7%. The Company is currently performing due diligence procedures customary for these types of transactions and cannot provide any assurance as to the timing or when or whether these transactions will actually close. The Company anticipates funding these investments with cash from operations and through proceeds from its Credit Facility.

Operating Activities

Cash flows provided by operating activities for the nine months ended September 30, 2016 and 2015 were approximately $10.8 million and $1.5 million, respectively. Cash flows provided by operating activities were generally provided by contractual rents, net of expenses, including costs related to property acquisitions and expenses reflected in 2015 related to its initial public offering in May 2015.

Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2016 and 2015 were approximately $71.8 million and $111.0 million, respectively. During the nine months ended September 30, 2016, the Company invested in 11 properties for an aggregate purchase price of approximately $71.1 million, including approximately $58.8 million in cash consideration, including transaction costs incurred, and the conversion of a $12.5 million mortgage note that the Company had funded during the first quarter of 2016. During the nine months ended September 30, 2015, the Company invested in 32 properties for an aggregate purchase price of approximately $100.5 million, including approximately $100.0 million in cash consideration and funded an $11.0 million mortgage note secured by a 29,890 square foot long-term acute care facility in Louisiana.

Financing Activities

Cash flows provided by financing activities for the nine months ended September 30, 2016 and 2015 were approximately $60.7 million and $125.6 million, respectively. During the nine months ended September 30, 2016, the Company completed a public offering of 5,175,000 shares of its common stock, including 675,000 shares of common stock issued in connection with the exercise in full of the underwriters’ option to purchase additional shares, and received net proceeds, after underwriter's discount, of approximately $86.8 million from the offering, incurred costs of approximately $0.7 million relating to the public offering, incurred expenses of approximately $0.6 million related to amending its Credit Facility and paid quarterly dividends of approximately $12.8 million. During the nine months ended September 30, 2015, the Company completed its initial public offering and concurrently issued common stock in private placements and received net proceeds, after underwriter's discount, of approximately $129.4 million, incurred costs of approximately $1.8 million relating to the initial public offering, incurred expenses of approximately $0.9 million relating to entering into its original revolving credit facility and paid a dividend of approximately $1.1 million.

Security Deposits

As of September 30, 2016, the Company held approximately $407,000 in security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon the security deposits if there are any defaults under the leases.

Dividends

The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT.

On November 1, 2016, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.385 per share. The dividend is payable on December 2, 2016 to stockholders of record on November 18, 2016. This rate equates to an annualized dividend of $1.54 per share.

On September 2, 2016, the Company paid a cash dividend in the amount of $0.3825 per share to stockholders of record on August 19, 2016. This rate equates to an annualized dividend of $1.53 per share.

On June 3, 2016, the Company paid a cash dividend in the amount of $0.38 per share to shareholders of record on May 20, 2016. This rate equates to an annualized dividend of $1.52 per share.

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

Management believes that net income (loss), as defined by GAAP, is the most appropriate earnings measurement. However, management believes FFO and FFO per share to be supplemental measures of a REIT’s performance because they provide an understanding of the operating performance of the Company’s properties without giving effect to certain significant non-cash items, primarily depreciation and amortization expense. Historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time. However, real estate values instead have historically risen or fallen with market conditions. The Company believes that by excluding the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO and FFO per share can facilitate comparisons of operating performance between periods. The Company reports FFO and FFO per share because these measures are observed by management to also be the predominant measures used by the REIT industry and by industry analysts to evaluate REITs and because FFO per share is consistently reported, discussed, and compared by research analysts in their notes and publications about REITs. For these reasons, management has deemed it appropriate to disclose and discuss FFO and FFO per share. However, FFO does not represent cash generated from operating activities determined in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income attributable to common stockholders as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities as a measure of liquidity. The table below reconciles FFO to net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, excepts per share amounts)	2016	2015	2016	2015
Net income	$1,064	$(67)	1,688	$(1,576)
Real estate depreciation and amortization	3,493	2,211	9,637	2,788
Total adjustments	3,493	2,211	9,637	2,788
Funds from Operations	$4,557	$2,144	$11,325	$1,212
Funds from Operations per Common Share-Basic	$0.36	$0.29	$1.05	$0.32
Funds from Operations per Common Share-Diluted	$0.36	$0.29	$1.05	$0.32
Weighted Average Common Shares Outstanding-Basic	12,686,183	7,511,183	10,752,333	3,788,639
Weighted Average Common Shares Outstanding-Diluted	12,750,967	7,511,183	10,802,095	3,788,639

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We may use certain derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We will not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based on a notional amount of principal. Under the most common form of interest rate swap, known from our perspective as a floating-to-fixed interest rate swap, a series of floating, or variable, rate payments on a notional amount of principal is exchanged for a series of fixed interest rate payments on such notional amount. Though the Company had not engaged in hedging activities as of September 30, 2016, no assurance can be given that any future hedging activities by us will have the desired beneficial effect on our results of operations or financial condition.

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

Changes In Internal Control Over Financial Reporting
There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, an investor should consider the risk factors included in its Annual Report on Form 10-K for the year ended December 31, 2015, its Registration Statement on Form S-11 (File No. 333-210397), its Registration Statement on Form S-3 (File No. 333-213614), and other previously filed reports pursuant to the Securities Act.

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
10.1 *
Amended and Restated Credit Agreement, dated as of August 10, 2016, among Community Healthcare OP, LP, the Company, the Lenders from time to time party hereto, and SunTrust Bank, as Administrative Agent

31.1 *
Certification of the Chief Executive Officer of Community Healthcare Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002

31.2 *
Certification of the Chief Financial Officer of Community Healthcare Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002

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
Date: November 10, 2016

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
10.1 *
Amended and Restated Credit Agreement, dated as of August 10, 2016, among Community Healthcare OP, LP, the Company, the Lenders from time to time party hereto, and SunTrust Bank, as Administrative Agent

31.1 *
Certification of the Chief Executive Officer of Community Healthcare Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002

31.2 *
Certification of the Chief Financial Officer of Community Healthcare Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002

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