Form 10-K
period 2016-12-31
Community Healthcare Trust Inc
filed 2017-02-23
CIK 1631569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37401

Community Healthcare Trust Incorporated
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	46-5212033 (I.R.S. Employer Identification No.)
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No ☒
The aggregate market value of the shares of common stock (based upon the closing price of these shares on the New York Stock Exchange, Inc. on June 30, 2016) of the Registrant held by non-affiliates (for purposes of this calculation, all of the Registrant's directors and executive officers are deemed affiliates of the Registrant) on June 30, 2016 was approximately $263.3 million.

The Registrant had 13,105,253 shares of Common Stock, $0.01 par value per share, outstanding as of February 17, 2017.

________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. The Registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2016.

COMMUNITY HEALTHCARE TRUST INCORPORATED
FORM 10-K
December 31, 2016

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	our limited operating history;

•	defaults on or non-renewal of leases by tenants;

•	adverse economic or real estate developments, either nationally or in the markets in which our properties are located;

•	decreased rental rates or increased vacancy rates;

•	difficulties in identifying healthcare properties to acquire and completing acquisitions;

•	our ability to make distributions on our shares of stock;

•	our dependence upon key personnel whose continued service is not guaranteed;

•	our ability to identify, hire and retain highly qualified personnel in the future;

•	the degree and nature of our competition;

•	general economic conditions;

•	the availability, terms and deployment of debt and equity capital;

•	general volatility of the market price of our common stock;

•	changes in our business or strategy;

•	changes in governmental regulations, tax rates and similar matters;

•	new laws or regulations or changes in existing laws and regulations that may adversely affect the healthcare industry;

•	trends or developments in the healthcare industry that may adversely affect our tenants;

•	competition for acquisition opportunities;

•	our failure to successfully develop, integrate and operate acquired properties and operations;

•	our ability to operate as a public company;

•	changes in accounting principles generally accepted in the United States of America (“GAAP”);

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	fluctuations in interest rates and increased operating costs;

•	our increased vulnerability economically due to the concentration of our investments in healthcare properties;

•
a substantial portion of our revenue is derived from our largest tenants and thus, the bankruptcy, insolvency or weakened financial position of any one of them could seriously harm our operating results and financial condition;

•	geographic concentrations in Florida, Illinois, Kansas and Texas causes us to be particularly exposed to downturns in these local economies or other changes in local real estate market conditions;

•	lack of or insufficient amounts of insurance;

•	other factors affecting the real estate industry generally;

•	our failure to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our status as a REIT for U.S. federal income tax purposes; and

•	changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs.

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

Unless the context otherwise requires or indicates, references above or in this report to "we," "us," "our," "the Company," "our Company," and "Community Healthcare Trust" refer to Community Healthcare Trust Incorporated, a Maryland corporation organized to qualify as a REIT for U.S. federal income tax purposes, together with its consolidated subsidiaries, including Community Healthcare OP, LP, a Delaware limited partnership, or our operating partnership, of which we are the sole general partner and own 100% of its interests.

PART I.

ITEM 1.    BUSINESS

We are a fully-integrated healthcare real estate company organized as a corporation in the State of Maryland on March 28, 2014. We own and acquire, or finance, real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers in Non-Urban markets, which we define as, collectively, suburban areas, exurban areas (areas adjoining metropolitan statistical areas) and micropolitan areas (areas with populations of 10,000 to 50,000 that do not directly border larger urban areas). We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT structure in which our properties are owned by our operating partnership (the "OP"), directly or through subsidiaries. We are the sole general partner of our OP, owning 100% of the OP units.

On May 27, 2015, we completed our initial public offering ("IPO") of 7,187,500 shares of common stock, including 937,500 shares of common stock issued in connection with the exercise in full of the underwriters' option to purchase additional shares, and received net proceeds of approximately $125.2 million from the offering. Concurrently, we issued an aggregate of 123,683 shares of common stock for an aggregate purchase price of approximately $2.3 million in private placements to certain directors and officers of the Company. In April 2016, we completed a follow-on offering of 5,175,000 shares of common stock, including 675,000 shares of common stock issued in connection with the exercise in full of the underwriters' option to purchase additional shares, and received net proceeds of approximately $86.1 million from the follow-on offering.

As of December 31, 2016, we had investments of approximately $263.5 million in 57 real estate properties and one mortgage note, located in 22 states, totaling over 1.33 million square feet in the aggregate. The real estate properties were approximately 93.1% leased at December 31, 2016 with a weighted average remaining lease term of approximately 7.2 years.

We operate so as to maintain our status as a real estate investment trust, or REIT, for federal income tax purposes. As a REIT, we are not subject to corporate federal income tax with respect to taxable income distributed to our stockholders. We have also elected one subsidiary to be treated as a taxable REIT subsidiary ("TRS"), which is subject to federal and state income taxes.

Our investments in healthcare real estate, including mortgage and other loans, are considered a single reportable segment as further discussed in Note 1 of Item 8 in this Annual Report on Form 10-K setting forth the required financial information.

Competitive Strengths

We believe our management team's significant healthcare, real estate and public REIT management experience distinguishes us from other REITs and real estate operators, both public and private. Specifically, our Company's competitive strengths include, among others:

•
Strong, Diversified Portfolio.  Our focus is on investing in properties where we can develop strategic alliances with financially sound healthcare providers that offer need-based healthcare services in our target markets. Our tenant base includes many nationally recognized healthcare providers (or their affiliates), such as HCA, Fresenius and AmSurg. Our property portfolio has significant diversification with respect to healthcare provider, industry segment, and facility type.

•
Attractive and Disciplined Investment Focus.  We focus on Non-Urban healthcare facilities in off-market or lightly marketed transactions at purchase prices generally between $2 million and $25 million. We believe there is significantly less competition from existing REITs and institutional buyers for these Non-Urban assets than for comparable urban assets, thereby increasing the potential for more attractive risk-adjusted returns. In addition, we believe that healthcare-related real estate rents and valuations are less susceptible to changes in the general economy than many other types of commercial real estate due to favorable demographic trends and the need-based rise in healthcare expenditures, even during economic downturns.

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

•
Experienced Management Team.  Each of the members of our management team has between 24 and 35 years of healthcare, real estate and/or public REIT management experience. Led by Timothy G. Wallace, our Chairman, Chief Executive Officer and President, W. Page Barnes, our Executive Vice President and Chief Financial Officer, and Leigh Ann Stach, our Vice President-Financial Reporting and Chief Accounting Officer, our management team has significant experience in acquiring, owning, operating and managing healthcare facilities and providing full service real estate solutions for the healthcare industry. Prior to founding our company, Mr. Wallace was a co-founder and Executive Vice President of Healthcare Realty Trust (NYSE: HR). Between the initial public offering of HR in 1993 and his departure from HR in 2002, Mr. Wallace was integral in helping to grow HR to over $2 billion in assets. Mr. Barnes has held executive positions with acute care and behavioral hospital companies and directed healthcare lending for AmSouth Bank. Ms. Stach has experience in public healthcare REIT accounting and financial reporting.

•
Growth Oriented Capital Structure. At December 31, 2016, we have $51.0 million outstanding on our syndicated senior revolving credit facility, or our credit facility, with a 20.8% debt-to-book capitalization ratio. In the future, in addition to equity and debt issuances, we may also use OP units of our operating partnership as currency to acquire additional properties from owners seeking to defer their potential taxable gain and diversify their holdings. We believe that the borrowing capacity under our credit facility, combined with our ability to use OP units as acquisition currency, provides us with significant financial flexibility to make opportunistic investments and fund future growth.

•
Significant Alignment of Interests.  We have structured the compensation of our management team to closely align their interests with the interests of our stockholders. During the initial terms of their respective employment agreements, original management elected to take 100% of their total compensation in the form of restricted stock that is subject to an eight-year cliff-vesting period, and elected to take 95% of total compensation in 2016 and 2017 in the form of restricted stock. We believe that paying our management team with restricted stock that is subject to long-term cliff-vesting periods effectively aligns the interests of our management team with those of our stockholders, creating significant incentives to maximize returns for our stockholders. In addition, concurrently with the completion of our IPO in May 2015, Mr. Wallace purchased $2,000,000 in shares of our common stock and certain of our officers and directors purchased an aggregate of $350,000 in shares of our common stock in concurrent private placements, in each case at a price per share equal to the price of the shares sold in the IPO, which we believe further aligns management's interests with our stockholders. Finally, we adopted and each have met, at December 31, 2016, stock ownership guidelines that requires our officers and directors to continuously own an amount of our common stock based on a multiple of such officer's annual base salary or such director's annual retainer, as applicable.

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

Growth Strategy

We intend to continue to grow our portfolio of healthcare properties primarily through acquisitions of Non-Urban healthcare facilities that provide stable revenue growth and predictable long-term cash flows. We generally focus on individual acquisition opportunities between $2 million and $25 million in off-market or lightly marketed transactions and do not intend to participate in competitive bidding or auctions of properties. We believe that there are abundant opportunities to acquire attractive healthcare properties in our target markets either from third-party owners of existing healthcare facilities or directly with healthcare providers through sale-leaseback transactions. We believe there is significantly less competition for these Non-Urban assets from existing REITs and institutional buyers than for comparable assets in urban areas, thereby increasing the potential for attractive risk-adjusted returns. Furthermore, we may acquire healthcare properties on a non-cash basis in a tax efficient manner through the issuance of OP units as consideration for the transaction.

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

Portfolio Summary

See Note 2 to the Consolidated Financial Statements in Item. 8 "Financial Statements and Supplementary Data" for a table that summarizes our portfolio as of December 31, 2016.

Customer Concentrations

Our real estate portfolio is leased to a diverse tenant base. For the year ended December 31, 2016, none of our tenants individually accounted for 10% or more of our consolidated revenues. We have no control over the success or failure of our tenants' businesses and, at any time, any of our tenants may experience a downturn in its business that may weaken its financial condition.

Geographic Concentrations

The Company's portfolio is currently located in 22 states with approximately 55.2% of our consolidated revenues for the year ended December 31, 2016 derived from properties located in Florida (15.5%), Illinois (15.3%), Kansas (13.5%) and Texas (10.9%). Such geographic concentrations could expose the Company to certain downturns in the economics of those states or other changes in the such states' respective real estate market conditions. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in any of these areas could have an effect on our overall business results. In the event of negative economic or other changes in any of these markets, our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares may be adversely affected. See each of the discussions under Item 1A, "Risk Factors," under the captions "Adverse economic or other conditions in the geographic markets in which we conduct business could negatively affect our occupancy levels and rental rates and have a material adverse effect on our operating results," and "A large percentage of our properties are located in Florida, Illinois, Kansas and Texas, and changes in these markets may materially adversely affect us."

Recent Developments

From January 1, 2017 through February 23, 2017, the Company acquired two real estate properties totaling approximately 48,800 square feet for a purchase price of approximately $7.9 million, including cash consideration of approximately $7.8 million. Upon acquisition, the properties were approximately 94% leased with lease expirations through 2022. These acquisitions were funded with proceeds from the Credit Facility.

Tax Status

We qualified as a REIT for U.S. federal income tax purposes for the years ended December 31, 2015 and 2016, and we expect that we will remain qualified as a REIT for U.S. federal income tax purposes for the year ending December 31, 2017. Our qualification as a REIT depends upon our ability to meet, on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code of 1986, as amended, or the Code, relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and that our manner of operations will enable us to continue to meet the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes for the year ending December 31, 2017.

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

Government Regulation

Our healthcare tenants and their operators are subject to extensive federal, state and local government legislation and regulation, including the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the "Affordable Care Act") and laws intended to combat fraud and waste such as the Anti-Kickback Statute, Stark Law, False Claims Act and Health Insurance Portability and Accountability Act of 1996. Many states have analogous laws which may be broader than their federal counterparts. Compliance with these regulatory requirements can increase operating costs and, thereby, adversely affect the financial viability of our tenants’ businesses. Our tenants' failure to comply with these laws and regulations could adversely affect their ability to successfully operate our properties, which could negatively impact their ability to satisfy their contractual obligations to us. As a landlord, we intend for all of our business activities and operations to conform in all material respects with all applicable laws and regulations, including healthcare laws and regulations. Our leases require the tenants and operators to comply with all applicable laws, including healthcare laws.

These laws subject tenant healthcare facilities and practices to requirements related to reimbursement, licensing and certification policies, ownership of facilities, addition or expansion of facilities and services, pricing and billing for services, compliance obligations (including those governing the security, use and disclosure of confidential patient information) and fraud and abuse laws. These laws and regulations are wide-ranging and complex, may vary or overlap from jurisdiction to jurisdiction, and are subject frequently to change. Healthcare facilities may also be affected by changes in accreditation standards or in the procedures of the accrediting agencies that are recognized by governments in the certification process. In addition, expansion (including the addition of new beds or services or the acquisition of medical equipment) and occasionally the discontinuation of services of healthcare facilities may be subject to state regulatory approval through certificate of need programs. This may impact the ability of our tenants to expand their businesses. Different tenants may be more or less subject to certain types of regulation, some of which are specific to the type of facility or provider. We cannot predict the degree to which these changes, or changes to the federal healthcare programs in general, may affect the economic performance of some or all of our tenants, positively or negatively. We expect healthcare providers to continue to adjust to new operating and reimbursement challenges, as they have in the past, by increasing operating efficiency and modifying their strategies to profitably grow operations.

There are various state and federal laws that may apply to investors including U.S. federal and state anti-kickback and fee-splitting statutes, which limit physician referrals to entities in which the physician has a financial relationship. States vary in the types of entities, if any, their laws cover. Investment interests in those facilities may, in certain instances, prohibit referrals to the entity by physician investors. Physician investors may also face disciplinary action from licensure boards for referrals to entities in which the physician has an investment interest. Some states require disclosure of the financial relationship before referral by any physician investors, while others prohibit referrals entirely. These state laws and regulations may be broader than their federal counterparts and are the subject of State enforcement. Many state laws contain exemptions for investments in publicly traded companies provided certain requirements are met. These exemption requirements may include listing on a national stock exchange or maintaining a minimum asset value. Meeting some of these requirements may be dependent on market forces or otherwise outside our control.

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

The Affordable Care Act also has begun to alter reimbursement from private insurers and managed care organizations. Networks continue to readjust and all providers must ensure adequate market share in their respective areas to remain in the network created by many of the managed care organizations. Under the Affordable Care Act, individuals are required to obtain coverage or pay a penalty resulting in millions of more Americans obtaining coverage, usually through the healthcare exchanges (called the Marketplace) established to provide coverage in each state. It is unclear at this time how the Marketplace coverage will impact each state and locale.The new Presidential Administration has suggested that it plans to seek to repeal all or portions of the Affordable Care Act and replace the current legislation with new legislation. There is uncertainty with respect to the impact this Administration may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us and/or our tenants.

The Bipartisan Budget Act of 2015, Section 603, lowered Medicare rates effective January 1, 2017, for services provided in off-campus, provider-based outpatient departments, to the same level of rates for physician-office settings, for those facilities not grandfathered-in under the current Medicare rates as of the law’s date of enactment, November 2, 2015. This legislation reflects the movement by the Center for Medicare and Medicaid Services toward reimbursement “site-neutrality,” or equalizing Medicare rates across different facility-type settings. While these changes are expected to lower overall Medicare spending, our medical office buildings that are located on hospital campuses could become more valuable as hospital tenants will keep their higher Medicare rates for on-campus outpatient services. However, we cannot predict the amount of benefit from these measures or if other federal budget negotiations will ultimately require cuts to reimbursement rates for services provided in other facility-type settings.

Legislative Developments

Each year, legislative proposals for health policy are introduced in Congress and state legislatures, and regulatory changes are enacted by government agencies. These proposals, individually or in the aggregate, could significantly change the delivery of healthcare services, either nationally or at the state level, if implemented. Examples of significant legislation currently under consideration, recently enacted or in the process of implementation, include:

•	the Affordable Care Act and proposed amendments and repeal measures and related actions at the federal and state level;

•
quality control, cost containment, and payment system reforms for Medicaid, Medicare and other public funding, such as expansion of pay-for-performance criteria and value-based purchasing programs, bundled provider payments, accountable care organizations, increased patient cost-sharing, geographic payment variations, comparative effectiveness research, and lower payments for hospital readmissions;

•
implementation of health insurance exchanges and regulations governing their operation, whether run by the state or by the federal government, whereby individuals and small businesses purchase health insurance, including government-funded plans, many assisted by federal subsidies that are under ongoing legal challenges;

•
equalization of Medicare payment rates across different facility-type settings; the Bipartisan Budget Act of 2015, Section 603, lowered Medicare payment rates, effective January 1, 2017, for services provided in off-campus, provider-based outpatient departments to the same level of rates for physician-office settings for those facilities not grandfathered-in under the current Medicare rates as of the law’s date of enactment, November 2, 2015;

•	the continued adoption by providers of federal standards for the meaningful-use of electronic health records, and the transition to ICD-10 coding;

•	anti-trust scrutiny of recently-announced mergers of large health insurance companies; and

•	tax law changes affecting non-profit providers.

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

Employees

At December 31, 2016, we employed 13 people. The employees are not members of any labor union, and we consider our relations with our employees to be excellent.

Seasonality

Our business has not been, and we do not expect it to become subject to, material seasonal fluctuations.

Available Information

The Company makes available to the public free of charge through its internet website the Company’s Definitive Proxy Statement, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such reports with, or furnishes such reports to, the Securities and Exchange Commission ("SEC"). The Company’s internet website address is www.chct.reit.

The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains electronic versions of the Company’s reports on its website at www.sec.gov.

Corporate Governance Guidelines

The Company has adopted Corporate Governance Guidelines relating to the conduct and operations of the Board of Directors. The Corporate Governance Guidelines are posted on the Company’s website (www.chct.reit) and are available in print to any stockholder who requests a copy.

Committee Charters

The Board of Directors has an Audit Committee, Compensation Committee and Corporate Governance Committee. The Board of Directors has adopted written charters for each committee which are posted on the Company’s website (www.chct.reit) and are available in print to any stockholder who requests a copy.

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

A component of our strategy is to pursue acquisitions of properties in new and existing Non-Urban markets. These acquisitions could divert our officers’ attention from other pending and/or potential acquisitions, and we may be unable to retain key employees or attract highly qualified new employees in those markets. In addition, we may not possess familiarity with the dynamics and prevailing conditions of any new Non-Urban markets, which could adversely affect our ability to successfully expand into or operate within those markets. For example, new Non-Urban markets may have different insurance practices, reimbursement rates and local real estate zoning regulations than those with which we are familiar. We may find ourselves more dependent on third parties in new Non-Urban markets because our physical distance could hinder our ability to directly and efficiently manage and otherwise monitor new properties in new Non-Urban markets. In addition, our expansion into new Non-Urban markets could result in unexpected costs or delays as well as lower occupancy rates and other adverse consequences. We may not be successful in identifying suitable properties or other assets that meet our acquisition criteria or in consummating acquisitions on satisfactory terms or at all for a number of reasons, including, among other things, significant competition from other prospective purchasers in new Non-Urban markets, unsatisfactory results of our due diligence investigations, failure to obtain financing for the acquisition on favorable terms or at all, and our misjudgment of the value of the opportunities. We may also be unable to successfully integrate the operations of acquired properties, maintain consistent standards, controls, policies and procedures, or realize the anticipated benefits of the acquisitions within the anticipated timeframe or at all. If we are unsuccessful in expanding into new or our existing Non-Urban markets, it could materially and adversely affect our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock.

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

We cannot predict whether our tenants will renew existing leases beyond their current terms. We currently have 27 leases scheduled to expire in 2017 and 30 leases scheduled to expire in 2018, which represent 13.7% and 13.2% of our total annualized lease revenue, respectively, as of December 31, 2016. If any of our leases are not renewed, or are terminated prior to the contractual expiration date, we would attempt to lease those properties to another tenant at then-current market rates. However, following expiration of a lease term or if we exercise our right to replace a tenant in default, rental payments on the related properties could decline or cease altogether while we reposition the properties with a suitable replacement tenant. Because our properties are located in Non-Urban areas, the timetable to replace a departing tenant may be longer than replacing a tenant in an urban area. As such, we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our properties while they are being repositioned. Furthermore, our ability to reposition our properties with a suitable tenant could be significantly delayed or limited by state licensing, receivership, certificate of need, or CON, or other laws, as well as by the Medicare and Medicaid change-of-ownership rules. We could also incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings. In addition, our ability to locate suitable replacement tenants could be impaired by the specialized healthcare uses or contractual restrictions on use of the properties, and we may be required to spend substantial amounts to adapt the properties to other uses. Any such delays, limitations and expenses could adversely impact our ability to collect rent, obtain possession of leased properties or otherwise exercise remedies for tenant default and could have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock.

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

A large percentage of our properties are located in Florida, Illinois, Kansas and Texas, and changes in these markets may materially adversely affect us.

Of our investments in 58 properties, the properties located in Florida, Illinois, Kansas and Texas provide, in the aggregate, approximately $13.9 million, or approximately 55.2%, of our revenue for the year ended December 31, 2016. As a result of this geographic concentration, we are particularly exposed to downturns in the economies of those states or other changes in such states’ respective real estate market conditions. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in these states could have a disproportionate effect on our overall business results. In the event of negative economic or other changes in these markets, our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock may be materially and adversely affected.

We will rely upon external sources of capital to fund future capital needs, and, if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

In order to maintain our status as a REIT under the Code, we are required, among other things, to distribute each year to our stockholders at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains. In addition, we are subject to income tax at regular corporate rates to the extent we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of this distribution requirement, we will not likely be able to fund all of our future capital needs from cash retained from operations, including capital needed to make investments and to satisfy or refinance maturing obligations. As a result, we expect to rely upon external sources of capital, including debt and equity financing, to fund future capital needs. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business or to meet our obligations and commitments as they mature. Our access to capital will depend upon a number of factors over which we have little or no control, including general market conditions, the market’s perception of our current and potential future earnings and cash distributions and the market price of our common stock. We may not be in a position to take advantage of attractive acquisition opportunities for growth if we are unable to access the capital markets on a timely basis on favorable terms.

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

The Affordable Care Act has changed how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals and reduced Medicare program spending. In addition, the law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality and contains provisions intended to strengthen fraud and abuse enforcement. In addition, the Affordable Care Act required skilled nursing facilities and nursing facilities to implement a compliance and ethics program for all employees and agents. The documentation and training associated with defining the policies and procedures is a significant undertaking and will require healthcare providers to continue to expend significant resources towards ensuring documentation is comprehensive and in line with government expectations. The complexities and ramifications of the Affordable Care Act are significant. At this time, it is difficult to predict the full effects of the Affordable Care Act and its impact on our business, our revenues and financial condition and those of our tenants due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual implementation and possible amendment. Further, we are unable to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act. The Affordable Care Act could adversely affect the reimbursement rates received by our tenants, the financial success of our tenants and strategic partners and consequently us.

Furthermore, the new Presidential Administration has suggested that it plans to seek to repeal all or portions of the Affordable Care Act and replace the current legislation with new legislation. There is uncertainty with respect to the impact this Administration may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for medical products once approved or additional pricing pressures, and may adversely affect our operating results.

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

Properties we acquire in the future may be subject to ground leases that contain certain restrictions. These restrictions could include limits on our ability to re-let these properties to tenants not affiliated with the healthcare provider or other owner that owns the underlying property, rights of purchase and rights of first offer and refusal with respect to sales of the property and limits on the types of medical procedures that may be performed. If we are unable to promptly re-let our properties, if the rates upon such re-letting are significantly lower than expected or if we are required to undertake significant capital expenditures in connection with re-letting, our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock may be adversely affected.

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

•
comply with any new audit rules or requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, after April 5, 2012 unless the SEC determines otherwise, including requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and our financial statements;

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

As of December 31, 2016, we had $51.0 million in debt outstanding under our credit facility. We do not anticipate that our internally generated cash flow will be adequate to repay our anticipated indebtedness upon maturity and, therefore, we expect to repay indebtedness through refinancings and future offerings of equity and debt securities, either of which we may be unable to secure on favorable terms or at all. Our level of debt and any limitations imposed upon us by our debt agreements could have adverse consequences, including the following:

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

As of December 31, 2016, our indebtedness represented approximately 20.3% of our total assets. Our current financing policy prohibits incurring debt (secured or unsecured) in excess of 40% of our total book capitalization. However, this debt limitation policy can be changed by our board of directors without stockholder approval and there are no provisions in our bylaws that limit our ability to incur indebtedness. We could alter the balance between our total outstanding indebtedness and the value of our properties at any time. If we become more highly leveraged, the resulting increase in outstanding debt could adversely affect our ability to make debt service payments, to pay our anticipated distributions and to make the distributions required to qualify as a REIT. The occurrence of any of the foregoing risks could adversely affect our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock.

Increases in interest rates may increase our interest expense and adversely affect our cash flows and our ability to service our indebtedness and to make distributions to our shareholders.

As of December 31, 2016, we had $51.0 million of variable-rate indebtedness outstanding that has not been swapped for a fixed interest rate and we expect that more of our indebtedness in the future, including borrowings under our credit facility since December 31, 2016 and thereafter, will be subject to variable interest rates. Increases in interest rates on any variable rate indebtedness will increase our interest expense, which could adversely affect our cash flow and our ability to pay distributions.

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

In order for us to maintain our status as a REIT, no more than 50% of the value of our outstanding shares may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year other than our initial REIT taxable year. Subject to certain exceptions, our charter prohibits any stockholder from beneficially or constructively owning more than 9.8% of the outstanding shares of our capital stock, in value or number of shares, whichever is more restrictive. The constructive ownership rules under the Code are complex and may cause the outstanding shares owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of our outstanding shares or of our common stock by an individual or entity could cause that individual or entity to own constructively more than 9.8% of the outstanding shares of such stock and to be subject to our charter’s ownership limit. Our charter also prohibits, among other prohibitions, any person from owning our shares that would result in our being “closely held” under Section 856(h) of the Code or otherwise cause us to fail to qualify as a REIT. Any attempt to own or transfer shares in violation of these restrictions may result in the shares being automatically transferred to a charitable trust or may be void.

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

Risks Related to Our Qualification and Operation as a REIT

Failure to remain qualified as a REIT, would cause us to be taxed as a regular corporation, which would adversely affect the value of our shares and substantially reduce funds available for distributions to our stockholders.

Our organization and proposed method of operation have enabled us to meet the requirements for qualification and taxation as a REIT commencing with our taxable year ended December 31, 2015. However, we cannot assure you that we will remain qualified as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Code, or the Treasury Regulations, is greater in the case of a REIT that, like us, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the ownership of our stock, the composition of our assets and the composition of our income. In addition, we must distribute to stockholders annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains. Legislation, new Treasury Regulations, administrative interpretations or court decisions may materially and adversely affect our ability to qualify as a REIT for U.S. federal income tax purposes.

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

We may face other tax liabilities that reduce our cash flows.

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

To maintain our status as a REIT and avoid the payment of U.S. federal income and excise taxes, we may be forced to borrow funds, use proceeds from the issuance of securities, pay taxable dividends of our stock or debt securities or sell assets to make distributions, in each case during unfavorable market conditions and which may result in our distributing amounts that would otherwise be used for our operations.

To maintain our status as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year, determined without regard to the dividends paid deduction and excluding net capital gains, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our REIT taxable income (determined without regard to the deduction for dividends paid) each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on operations, the acquisitions of properties and the service of our debt. It is possible that we could be required to borrow funds, use proceeds from the issuance of securities, pay taxable dividends of our stock or debt securities or sell assets in order to distribute enough of our taxable income to qualify or maintain our qualification as a REIT and to avoid the payment of U.S. federal income and excise taxes. We cannot assure you that a sufficient amount of capital will be available to us on favorable terms, or at all, when needed for the foregoing purposes, which would materially and adversely affect our financial condition, results of operations, cash flows and ability to pay distributions, and the market price of our common stock.

Complying with the REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.

To maintain our status as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our shares. In order to meet these tests, we may be required to forego investments we might otherwise make or liquidate otherwise attractive investments. Thus, compliance with the REIT requirements may reduce our income and amounts available for distribution to our stockholders and otherwise hinder our performance.

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

In order to maintain our status as a REIT each taxable year, five or fewer individuals, as defined in the Code, may not own, beneficially or constructively, more than 50% in value of our issued and outstanding shares at any time during the last half of each taxable year. Attribution rules in the Code determine if any individual or entity beneficially or constructively owns our shares under this requirement. Additionally, at least 100 persons must beneficially own our shares during at least 335 days of a taxable year for each taxable year. To help insure that we meet these tests, our charter restricts the acquisition and ownership of shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

See Note 2 to the Consolidated Financial Statements in Item 8 "Financial Statements and Supplementary Data" for a table that summarizes our portfolio as of December 31, 2016.

Scheduled Lease Expirations

As of December 31, 2016, the weighted average remaining years to maturity pursuant to the leases with our tenants was approximately 7.2 years, with expirations through 2031. The table below details scheduled lease expirations, as of December 31, 2016, for our properties for the periods indicated.

Lease Expiration Schedule

		Total Leased Square Footage		Annualized Lease Revenue
Year	Number of Leases Expiring	Amount	Percent (%)	Amount (in thousands)	Percent (%)
2017	27	132,432	11.0%	$3,447	13.7%
2018	30	158,770	13.2%	3,308	13.2%
2019	29	131,802	11.0%	3,120	12.4%
2020	20	157,488	13.1%	2,679	10.7%
2021	9	75,973	6.3%	1,706	6.8%
2022	13	88,439	7.4%	1,650	6.6%
2023	12	68,055	5.7%	1,393	5.6%
2024	2	12,513	1.1%	370	1.5%
2025	6	29,234	2.4%	689	2.7%
2026	2	33,966	2.8%	579	2.3%
Thereafter	16	301,186	25.1%	5,911	23.6%
Month-to-Month	4	10,175	0.9%	229	0.9%
Totals	170	1,200,033	100.0%	$25,081	100.0%

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

ITEM 4.   MINE SAFETY DISCLOSURES

None.

PART II.
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company's common stock are traded on the New York Stock Exchange under the symbol "CHCT." At February 17, 2017, there were 18 stockholders of record. The following table sets forth the high and low sales prices per share of common stock and the dividends declared and paid per share of common stock related to the year ended December 31, 2016 and for the period May 21, 2015 (first day of trading) through December 31, 2015.

	High	Low	Dividends Declared and Paid per Share
2016
First quarter	$19.39	$15.87	$0.3800
Second quarter	$21.39	$17.70	$0.3825
Third quarter	$23.71	$20.55	$0.3850
Fourth quarter (1)	$23.69	$19.61	$0.3875

2015
Second quarter (2)	$20.49	$18.31	$0.1420
Third quarter	$19.30	$15.61	$0.3750
Fourth quarter	$19.30	$15.83	$0.3775
_________
(1) Our fourth quarter dividend is payable on March 3, 2017 to shareholders of record on February 17, 2017.
(2) Our shares began trading on May 21, 2015, and we completed our initial public offering of shares of our common stock on May 27, 2015.

Future dividends will be declared and paid at the discretion of the Board of Directors. The Company’s ability to pay dividends is dependent upon its ability to generate funds from operations and cash flows, and to make accretive new investments.

Stock Performance Graph

The following graph compares, over a measurement period beginning May 21, 2015 and ending on December 31, 2016, the cumulative total return on our common stock with (i) the cumulative total return on the stocks included in the Russell 3000 Index, (ii) the cumulative total return on the stocks included in the NAREIT All Equity REIT Index and (iii) the cumulative total return on the stocks included in the SNL US REIT Healthcare Index. The performance graph assumes that the value of the investment in our common stock, the Russell 3000 Index, the NAREIT All Equity REIT Index and the SNL US REIT Healthcare Index was $100 at May 21, 2015, the date our common stock began publicly trading on the New York Stock Exchange, and that all dividends were reinvested.

Total Return Performance
Community Healthcare Trust Incorporated
Russell 3000 Index
NAREIT All Equity REIT Index
SNL US REIT Healthcare Index
140
120
100
80
60
40
20
0
Index Value
5/21/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016

	Period Ending
Index	5/21/2015	6/30/2015	9/30/2015	12/31/2015	3/31/2016	6/30/2016	9/30/2016	12/31/2016
Community Healthcare Trust Incorporated	$100.00	$97.47	$81.13	$95.98	$98.33	$114.76	$120.97	$129.42
Russell 3000 Index	$100.00	$97.32	$90.26	$95.92	$96.85	$99.40	$103.77	$108.14
NAREIT All Equity REIT Index	$100.00	$94.85	$95.79	$103.15	$109.17	$117.26	$115.84	$112.05
SNL US REIT Healthcare Index	$100.00	$92.72	$91.95	$94.31	$97.82	$109.35	$112.17	$100.71

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

	Year Ended December 31, 2016	Year Ended December 31, 2015	For the Period from March 28, 2014 (inception) to December 31, 2014
(Dollars in thousands except per share data)
Statement of Operations Data:
Total revenues	$25,197	$8,632	$—
Total expenses	21,328	9,759	—
Other income (expense), net	(1,148)	(329)	—
Net income (loss)	$2,721	$(1,456)	$—

Diluted Income (loss) per share:
Income (loss) per diluted common share	$0.24	$(0.31)	$—
Weighted average common shares outstanding - Diluted	11,319,505	4,726,925	200,000

Balance Sheet Data (as of the end of the period):
Real estate properties, gross	$252,736	$132,967	$—
Real estate properties, net	$234,332	$127,764	$—
Mortgage notes receivable, net	$10,786	$10,897	$—
Total assets	$251,529	$142,803	$2
Revolving credit facility	$51,000	$17,000	$—
Total stockholders' equity	$194,007	$122,270	$2

Other Data:
Funds from operations (1)	$15,912	$3,747	$—
Funds from operations per common share - Diluted (1)	$1.41	$0.79	$—
Dividends paid	$17,783	$3,928	$—
Dividends declared and paid per common share	$1.525	$0.517	$—

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

Real estate and mortgage investments

During 2016, the Company invested in 17 real estate properties for cash consideration of approximately $104.0 million and funded 1 mortgage note for approximately $12.4 million. Upon acquisition, the real estate properties were approximately 96.4% leased in the aggregate with lease expirations through 2031.

Subsequent acquisitions

From January 1, 2017 through February 23, 2017, the Company acquired two real estate properties totaling approximately 48,800 square feet for a purchase price of approximately $7.9 million, including cash consideration of approximately $7.8 million. Upon acquisition, the properties were approximately 94% leased with lease expirations through 2022. These acquisitions were funded with proceeds from the Credit Facility.

Acquisition Pipeline

The Company has nine properties under definitive purchase agreements for an aggregate expected purchase price of approximately $25.7 million as of February 23, 2017. The Company's expected return on these investments range from approximately 9.0% to 9.6%. The Company also has a property, adjacent to its corporate office, under a definitive purchase agreement for an expected purchase price of approximately $0.9 million. The Company will initially lease the property to the current tenant but intends to use the property for future expansion of its corporate office. The Company is currently performing due diligence procedures customary for these types of transactions and cannot provide any assurance as to the timing or when or whether these transactions will actually close. The Company anticipates funding these additional investments with cash from operations, through proceeds from its Credit Facility, or from net proceeds from debt or equity offerings.

Lease Expirations

We expect that approximately 10% to 20% of our leases will expire in each year, given that our leases are generally five to seven year leases with physicians or other healthcare providers. Based on annualized rent, approximately 13.7% expire in 2017, 13.2% expire in 2018 and 12.4% expire in 2019. Management expects that many of the tenants will renew their leases, but in cases where they do not renew, the Company believes it will generally be able to re-lease the space to existing or new tenants without significant loss of rental income.

Contractual Obligations

The Company’s material contractual obligations at December 31, 2016 are included in the table below. At December 31, 2016, the Company had no long-term capital lease or purchase obligations.

(Dollars in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving credit facility (1)	$55,622	$1,772	$53,850	$—	$—
Contingent obligations (2)	398	398	—	—	—
Tenant improvements (3)	9	9	—	—	—
Capital improvements	96	96	—	—	—
	$56,125	$2,275	$53,850	$—	$—
____________
(1)The amounts shown include interest at the current rates at December 31, 2016 and the unused fee interest assuming the credit facility remains at $51.0 million through its maturity.
(2)See Note 4 to the Consolidated Financial Statements.
(3)The Company assumed tenant improvement obligations totaling approximately $0.3 million relating to two tenants in its 2015 acquisitions whose leases expire in 2018 and 2020. Since the timing of when the Company will be required to fund its obligations is not known at December 31, 2016, the Company has not included those amounts in its contractual obligations table.

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

Results of Operations

Our results of operations have been significantly impacted by acquisitions of real estate and investments in mortgage notes since the completion of our initial public offering on May 27, 2015. There were no operations prior to our initial public offering in 2015.

As of December 31, 2016, we had invested approximately $263.5 million in 58 real estate properties, including a mortgage note, which are located in 22 states and total over 1.33 million square feet. Also, since our initial public offering, we completed a follow-on offering and entered into a $150.0 million revolving credit facility.

Year Ended December 31, 2016 Compared to December 31, 2015

The table below shows our results of operations for the year ended December 31, 2016 compared to the same period in 2015 and the effect of changes in those results from period to period on our net income (loss).

	For the Year Ended December 31,		Increase (Decrease) to Net Income
	2016	2015	$
REVENUES
Rental income	$18,999	$6,364	$12,635
Tenant reimbursements	4,564	1,964	2,600
Mortgage interest	1,634	304	1,330
	25,197	8,632	16,565

EXPENSES
Property operating	4,744	2,012	2,732
General and administrative	3,228	2,472	756
Depreciation and amortization	13,201	5,204	7,997
Bad debts	155	71	84
	21,328	9,759	11,569
OTHER INCOME (EXPENSE)
Interest expense	(1,178)	(364)	(814)
Interest and other income, net	30	35	(5)
	(1,148)	(329)	(819)
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	$2,721	$(1,456)	$4,177

Revenues

Revenues for the year ended December 31, 2016 compared to the same period in 2015 increased approximately $16.6 million due to the acquisition during 2016 of 17 real estate properties and 1 mortgage note, which was subsequently converted upon the acquisition of the real estate securing the note, resulting in approximately $6.8 million in revenues in 2016, as well as the increase in revenue from 2015 to 2016 resulting from the acquisition of 40 real estate properties and 1 mortgage note from our initial public offering in late May 2015 through December 31, 2015, resulting in approximately $9.8 million in increased revenues.

Property operating expenses

Property operating expenses for the year ended December 31, 2016 compared to the same period in 2015 increased approximately $2.7 million due to the acquisition during 2016 of 17 real estate properties, resulting in approximately $1.2 million in property operating expenses in 2016, as well as the increase in property operating expenses from 2015 to 2016 resulting from the acquisition of 40 real estate properties from our initial public offering in late May 2015 through December 31, 2015, resulting in approximately $2.8 million in increased property operating expenses. Also, we recorded contingent consideration related to three of our acquisitions. Adjustments to the fair value of the contingent consideration during 2016 resulted in a reduction to property operating expense of approximately $1.3 million.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2016 compared to the same period in 2015 increased approximately $0.8 million. Compensation-related expenses and occupancy costs related to our employees and corporate office increased approximately $1.4 million due mainly to the partial year reflected in the results for 2015 since our initial public offering, as well as the addition of employees during 2016. Transaction costs, related to acquisitions in 2016 and 2015 and our public offering in 2015, decreased by approximately $0.8 million in 2016 compared to 2015.

Depreciation and amortization expense

Depreciation and amortization expense for the year ended December 31, 2016 compared to the same period in 2015 increased approximately $8.0 million. The 17 real estate acquisitions during 2016 resulted in approximately $2.8 million in depreciation and amortization in 2016; the 40 real estate acquisitions during 2015 resulted in an increase of approximately $5.1 million from 2015 to 2016 due mainly to the partial year reflected in the results for 2015 since our initial public offering; and capital improvements resulted in an increase of approximately $0.1 million.

Interest expense

Interest expense for the year ended December 31, 2016 compared to the same period in 2015 increased approximately $0.8 million due mainly to an increase in our weighted average outstanding balance on our revolving credit facility throughout 2016.

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

Operating Activities

Cash flows provided by operating activities for the years ended December 31, 2016 and 2015 and for the period from March 28, 2014 (inception) through December 31, 2014 were approximately $14.9 million, $3.0 million, and $0, respectively. Cash flows provided by operating activities for the years ended December 31, 2016 and 2015 were generally provided by contractual rents and mortgage interest, net of property operating expenses not reimbursed by the tenants and general and administrative expenses. There were no operating activities in 2014.

Investing Activities

Cash flows used in investing activities for the years ended December 31, 2016 and 2015 and for the period from March 28, 2014 (inception) through December 31, 2014 were approximately $117.1 million, $140.6 million, and $0, respectively. During 2016, the Company invested in 17 real estate properties for cash consideration of approximately $103.2 million, excluding closing costs, and funded 1 mortgage note for approximately $12.4 million. During 2015, the Company invested in 40 real estate properties for cash consideration of approximately $129.0 million and funded 1 mortgage note for approximately $10.9 million. There were no investing activities in 2014.

Financing Activities

Cash flows provided by financing activities for the years ended December 31, 2016 and 2015 and for the period from March 28, 2014 (inception) through December 31, 2014 were approximately $101.7 million, $139.7 million, and $2,000, respectively. During 2016 and 2015, the Company paid dividends totaling $17.8 million and $3.9 million, respectively. During 2016, the Company completed a follow-on equity offering, and during 2015, the Company completed its initial public equity offering and concurrent private placements resulting in net proceeds, net of underwriters' discount and offering costs, of approximately $86.1 million and $127.5 million, respectively, and borrowed under its revolving credit facility approximately $34.0 million and $17.0 million, respectively. The net proceeds from these equity offerings and borrowings under its revolving credit facility were used to acquire the Company's real estate and mortgage note portfolio. During the first quarter of 2014, the Company issued 200,000 shares of common stock to its officers in connection with the formation of the Company for net proceeds of $2,000.

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

In April 2016, we completed a follow-on offering of 5,175,000 shares of common stock, including 675,000 shares of common stock issued in connection with the exercise in full of the underwriters' option to purchase additional shares, and received net proceeds of approximately $86.1 million from the follow-on offering.

On August 10, 2016, we entered into an amended and restated Credit Facility (as amended, the "Credit Facility"). The Credit Facility is by and among Community Healthcare OP, LP, the Company, the Lenders from time to time party thereto, and SunTrust Bank, as Administrative Agent, matures on August 9, 2019 and includes two options to extend the maturity date of the facility, subject to the satisfaction of certain conditions. The Credit Facility increased the maximum borrowing capacity from $75.0 million to $150.0 million, lowered our interest rates by 25 basis points and adjusted or replaced certain financial covenants. Amounts outstanding under the Credit Facility bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 2.25% to 2.75% or (ii) a base rate plus 1.25% to 1.75%, in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.25% of the amount of the unused portion of the Credit Facility if amounts borrowed are greater than 33.3% of the borrowing capacity under the Credit Facility and 0.35% of the unused portion of the Credit Facility if amounts borrowed are less than or equal to 33.3% of the borrowing capacity under the Credit Facility. The Credit Facility also includes an accordion feature that provides the Company with additional capacity, subject to the satisfaction of customary terms and conditions, including obtaining additional commitments from lenders, of up to $125 million, for a total facility size of up to $275.0 million. The Company incurred $0.6 million in fees and other costs to amend and extend its Credit Facility which will be amortized to expense over the life of the Credit Facility. The Company’s material subsidiaries are guarantors of the obligations under the Credit Facility. At December 31, 2016, the Company had $51.0 million outstanding under the Credit Facility with a weighted average interest rate of approximately 2.99%, a remaining borrowing capacity of $99.0 million, and our debt to total book capitalization ratio was approximately 20.8%.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. Also, the Company’s present financing policy prohibits incurring debt (secured or unsecured) in excess of 40% of its total book capitalization. The Company was in compliance with its financial covenants under its Credit Facility at December 31, 2016.

Universal Shelf S-3 Registration Statement

On September 13, 2016, the Company filed a registration statement on Form S-3 that will allow us to offer debt or equity securities (or a combination thereof) of up to $750.0 million, from time to time. The S-3 registration statement was declared effective as of September 26, 2016.

Subsequent Acquisitions

From January 1, 2017 through February 23, 2017, the Company acquired two real estate properties totaling approximately 48,800 square feet for a purchase price of approximately $7.9 million, including cash consideration of approximately $7.8 million. Upon acquisition, the properties were approximately 94% leased with lease expirations through 2022. These acquisitions were funded with proceeds from the Credit Facility.

Acquisition Pipeline

The Company has nine properties under definitive purchase agreements for an aggregate expected purchase price of approximately $25.7 million as of February 23, 2017. The Company's expected return on these investments range from approximately 9.0% to 9.6%. The Company also has a property, adjacent to its corporate office, under a definitive purchase agreement for an expected purchase price of approximately $0.9 million. The Company will initially lease the property to the current tenant but intends to use the property for future expansion of its corporate office. The Company is currently performing due diligence procedures customary for these types of transactions and cannot provide any assurance as to the timing or when or whether these transactions will actually close. The Company anticipates funding these additional investments with cash from operations, through proceeds from its Credit Facility, or from net proceeds from debt or equity offerings.

Security Deposits

As of December 31, 2016, the Company held approximately $0.4 million in security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the

Company may, at its discretion and upon notification to the tenant, draw upon the security deposits if there are any defaults under the leases.

Dividends

The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT.

During 2016 and 2015, the Company paid cash dividends in the amounts of $1.525 per share and $0.517 per share, respectively.

On February 2, 2017, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.3875 per share. The dividend is payable on March 3, 2017 to stockholders of record on February 17, 2017. This quarterly dividend equates to an annualized dividend of $1.55 per share.
The ability of the Company to pay dividends is dependent upon its ability to generate cash flows and to make accretive new investments.

Funds from Operations

Funds from operations (“FFO”) and FFO per share are operating performance measures adopted by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”). NAREIT defines FFO as the most commonly accepted and reported measure of a REIT’s operating performance equal to net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property and impairments of real estate, plus depreciation and amortization related to real estate properties, and after adjustments for unconsolidated partnerships and joint ventures.

Management believes that net income (loss), as defined by GAAP, is the most appropriate earnings measurement. However, management believes FFO and FFO per share to be supplemental measures of a REIT’s performance because they provide an understanding of the operating performance of the Company’s properties without giving effect to certain significant non-cash items, primarily depreciation and amortization expense. Historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time. However, real estate values instead have historically risen or fallen with market conditions. The Company believes that by excluding the effect of depreciation, amortization, gains or losses from sales of real estate, and impairment of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO and FFO per share can facilitate comparisons of operating performance between periods. The Company reports FFO and FFO per share because these measures are observed by management to also be the predominant measures used by the REIT industry and by industry analysts to evaluate REITs and because FFO per share is consistently reported, discussed, and compared by research analysts in their notes and publications about REITs. For these reasons, management has deemed it appropriate to disclose and discuss FFO and FFO per share. However, FFO does not represent cash generated from operating activities determined in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income attributable to common stockholders as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities as a measure of liquidity.

The table below reconciles FFO to net income (loss). Net income for the twelve months ended December 31, 2016, included approximately $0.8 million, or $0.07 per diluted common share, of transaction costs related to the Company's acquisitions during 2016; and net loss for the twelve months ended December 31, 2015 included approximately $1.6 million, or $0.33 per diluted common share, of transaction costs related to the Company's acquisitions and initial public offering during 2015.

	Twelve Months Ended December 31,		For the Period March 28, 2014 (inception) through December 31,
(Dollars in thousands, except per share amounts)	2016	2015	2014
Net income (loss)	$2,721	$(1,456)	$—
Real estate depreciation and amortization	13,191	5,203	—
Total adjustments	13,191	5,203	—
Funds from Operations	$15,912	$3,747	$—
Funds from Operations per Common Share-Basic	$1.42	$0.79	$—
Funds from Operations per Common Share-Diluted	$1.41	$0.79	$—
Weighted Average Common Shares Outstanding-Basic	11,238,437	4,726,925	200,000
Weighted Average Common Shares Outstanding-Diluted	11,319,505	4,736,852	200,000

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

Accounting for Acquisitions of Real Estate Properties

Real estate properties are recorded at cost or, if acquired through business combination, at fair value. The allocation of real estate property acquisitions may include land, building and improvements, personal property, and identified intangible assets and liabilities (consisting of above- and below-market leases, in-place leases, and tenant relationships) based on the evaluation of information and estimates available at that date in accordance with the provisions of the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC")

ASC 805, Business Combinations ("ASC 805") and we allocate the purchase price based on these assessments. We make estimates of the fair value of the tangible and intangible assets and acquired liabilities using information obtained from multiple sources as a result of pre-acquisition due diligence, tax records, and other sources. Based on these estimates, we recognize the acquired assets and liabilities at their estimated fair values. Initial valuations are subject to change until the information is finalized, no later than 12 months from the acquisition date. We expense transaction costs associated with business combinations in the period incurred. In accordance with ASC 805, the fair value of tangible property assets acquired considers the value of the property as if vacant determined by comparable sales and other relevant data. The determination of fair value involves the use of significant judgment and estimation. We value land based on various inputs, which may include internal analysis of recently acquired properties, existing comparable properties within our portfolio, or third party appraisals or valuations based on comparable sales.

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

As of December 31, 2016, the Company's credit facility was based on variable interest rates while its mortgage note receivable bore interest at a fixed rate.

The following table provides information regarding the sensitivity of certain of the Company’s financial instruments, as described above, to market conditions and changes resulting from changes in interest rates. For purposes of this analysis, sensitivity is demonstrated based on hypothetical 10% changes in the underlying market interest rates.

			Impact on Earnings and Cash Flows
(Dollars in thousands)	Outstanding Principal Balance at December 31, 2016	Calculated Annual Interest Expense	Assuming 10% Increase in Market Interest Rates	Assuming 10% Decrease in Market Interest Rates
Variable Rate Debt:
Credit Facility	$51,000	$1,525	$(153)	$153

		Fair Value
(Dollars in thousands)	Principal Balance at December 31, 2016	December 31, 2016	Assuming 10% Increase in Market Interest Rates	Assuming 10% Decrease in Market Interest Rates	December 31, 2015
Fixed Rate Receivable:
Mortgage Note Receivable (1)	$10,908	$10,908	$9,817	$11,999	$11,000
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Community Healthcare Trust Incorporated
Franklin, Tennessee
We have audited the accompanying consolidated balance sheets of Community Healthcare Trust Incorporated (the "Company") as of December 31, 2016 and 2015 and the related consolidated statements of comprehensive income (loss), stockholders' equity, and cash flows for the years ended December 31, 2016 and 2015 and for the period from March 28, 2014 (inception) through December 31, 2014. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Healthcare Trust Incorporated at December 31, 2016 and 2015, and the results of its operations and its cash flows for the years ended December 31, 2016 and 2015 and for the period from March 28, 2014 (inception) through December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/     BDO USA, LLP
Nashville, Tennessee
February 23, 2017

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,
	2016	2015
ASSETS
Real estate properties
Land and land improvements	$29,884	$13,216
Buildings, improvements, and lease intangibles	222,755	119,716
Personal property	97	35
Total real estate properties	252,736	132,967
Less accumulated depreciation	(18,404)	(5,203)
Total real estate properties, net	234,332	127,764
Cash and cash equivalents	1,568	2,018
Mortgage note receivable, net	10,786	10,897
Other assets, net	4,843	2,124
Total assets	$251,529	$142,803

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Revolving credit facility	$51,000	$17,000
Accounts payable and accrued liabilities	3,541	812
Other liabilities	2,981	2,721
Total liabilities	57,522	20,533

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 450,000,000 shares authorized; 12,988,482 and 7,596,940 shares issued and outstanding at December 31, 2016 and 2015, respectively	130	76
Additional paid-in capital	214,323	127,578
Cumulative net income (loss)	1,265	(1,456)
Cumulative dividends	(21,711)	(3,928)
Total stockholders’ equity	194,007	122,270
Total liabilities and stockholders' equity	$251,529	$142,803

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except per share amounts)

	Year Ended December 31,		For the Period March 28, 2014 (inception) through December 31,
	2016	2015	2014
REVENUES
Rental income	$18,999	$6,364	$—
Tenant reimbursements	4,564	1,964	—
Mortgage interest	1,634	304	—
	25,197	8,632	—

EXPENSES
Property operating	4,744	2,012	—
General and administrative	3,228	2,472	—
Depreciation and amortization	13,201	5,204	—
Bad debts	155	71	—
	21,328	9,759	—
OTHER INCOME (EXPENSE)
Interest expense	(1,178)	(364)	—
Interest and other income, net	30	35	—
	(1,148)	(329)	—
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	$2,721	$(1,456)	$—

INCOME (LOSS) PER COMMON SHARE:
Net income (loss) per common share – Basic	$0.24	$(0.31)	$—
Net income (loss) per common share – Diluted	$0.24	$(0.31)	$—
WEIGHTED AVERAGE COMMON SHARE OUTSTANDING-BASIC	11,238,437	4,726,925	200,000
WEIGHTED AVERAGE COMMON SHARE OUTSTANDING-DILUTED	11,319,505	4,726,925	200,000

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Cumulative Net Income (Loss)	Cumulative Dividends	Total Stockholders' Equity
Balance at March 28, 2014 (date of inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock	—	—	200,000	2	—	—	—	2
Balance at December 31, 2014	—	—	200,000	2	—	—	—	2
Issuance of common stock, net of offering costs	—	—	7,311,183	73	127,413	—	—	127,486
Stock-based compensation	—	—	85,757	1	165	—	—	166
Net loss	—	—	—	—	—	(1,456)	—	(1,456)
Dividends to common stockholders ($0.517 per share)	—	—	—	—	—	—	(3,928)	(3,928)
Balance at December 31, 2015	—	$—	7,596,940	$76	$127,578	$(1,456)	$(3,928)	$122,270
Issuance of common stock, net of offering costs	—	—	5,175,000	52	86,073	—	—	86,125
Stock-based compensation	—	—	216,542	2	672	—	—	674
Net income	—	—	—	—	—	2,721	—	2,721
Dividends to common stockholders ($1.525 per share)	—	—	—	—	—	—	(17,783)	(17,783)
Balance at December 31, 2016	—	$—	12,988,482	$130	$214,323	$1,265	$(21,711)	$194,007

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,		For the Period March 28, 2014 (inception) through December 31,
	2016	2015	2014
OPERATING ACTIVITIES
Net income (loss)	$2,721	$(1,456)	$—
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,383	5,320	—
Stock-based compensation	674	166	—
Straight-line rent receivable	(611)	(133)	—
Straight-line rent liability	5	—	—
Provision for bad debts, net of recoveries	155	71	—
Reduction in contingent purchase price	(1,279)	—	—
Changes in operating assets and liabilities:
Other assets	(1,956)	(1,811)	—
Accounts payable and accrued liabilities	2,127	326	—
Other liabilities	(290)	488	—
Net cash provided by operating activities	14,929	2,971	—

INVESTING ACTIVITIES
Acquisitions of real estate	(103,206)	(128,950)	—
Funding of mortgage note receivable	(12,406)	(10,863)	—
Proceeds from repayments on notes receivable	104	—	—
Capital expenditures on existing real estate properties	(1,579)	(827)	—
Net cash used in investing activities	(117,087)	(140,640)	—

FINANCING ACTIVITIES
Net borrowings on revolving credit facility	34,000	17,000	—
Dividends paid	(17,783)	(3,928)	—
Net proceeds from issuance of common stock	86,805	129,353	2
Equity issuance costs	(680)	(1,867)	—
Debt issuance costs	(634)	(873)	—
Net cash provided by financing activities	101,708	139,685	2
(Decrease) increase in cash and cash equivalents	$(450)	$2,016	$2
Cash and cash equivalents, beginning of period	2,018	2	—
Cash and cash equivalents, end of period	$1,568	$2,018	$2

Supplemental Cash Flow Information:
Interest paid	$564	$178	$—
Invoices accrued for construction, tenant improvement and other capitalized costs	$28	$52	$—
Conversion of mortgage note upon acquisition of real estate property	$12,500	$—	$—
See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 1—Summary of Significant Accounting Policies

Business Overview

Community Healthcare Trust Incorporated (the ‘‘Company’’, ‘‘we’’, ‘‘our’’) was organized in the State of Maryland on March 28, 2014. The Company is a fully-integrated healthcare real estate company that owns and acquires real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers in non-urban markets. The Company conducts its business through an UPREIT structure in which its properties are owned by its operating partnership (the "OP"), either directly or through subsidiaries. The Company is the sole general partner of the OP, owning 100% of the OP units. On May 27, 2015, the Company completed its initial public offering, issuing 7,187,500 shares of common stock for approximately $125.2 million in net proceeds and concurrent private placements to certain officers and directors of 123,683 shares of common stock for approximately $2.3 million in net proceeds. In April 2016, the Company completed a follow-on offering of 5,175,000 shares of its common stock for approximately $86.1 million in net proceeds. As of December 31, 2016, the Company had invested approximately $263.5 million in 58 real estate properties, including a mortgage note, which are located in 22 states and total over 1.33 million square feet. Square footage disclosures included in our Notes to Consolidated Financial Statements are Unaudited.

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

There were no VIEs at December 31, 2016. The Company identified one borrower as a VIE relating to one mortgage note receivable of approximately $11.0 million at December 31, 2015, but management concluded that the Company was not the primary beneficiary as we did not have the ability to make decisions or direct the activities of the VIE that would impact its economic performance. See Note 4 for more details on these mortgage notes.

All material intercompany accounts, transactions, and balances have been eliminated in the presentation of the Company's Consolidated Financial Statements.

Notes to Consolidated Financial Statements - Continued

Jumpstart Our Business Startups Act of 2012

The Company has elected the "emerging growth company,’’ status as permitted under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Management has elected to ‘‘opt out’’ of the provision allowed under the JOBS Act to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. As a result, we will be required to comply with new or revised accounting standards as required when they are adopted. The decision to opt out of the extended transition period under the JOBS Act is irrevocable.

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

Real Estate Properties

Real estate properties are recorded at cost or at fair value if acquired in a transaction that is a business combination under ASC 805. Cost or fair value at the time of acquisition is allocated between land, buildings, tenant improvements, lease and other intangibles, and personal property, as applicable. The Company's gross real estate assets, on a financial reporting basis, totaled approximately $252.7 million and $133.0 million, respectively, at December 31, 2016 and 2015.

Depreciation and amortization of real estate assets and liabilities in place as of December 31, 2016, is recognized on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives at December 31, 2016 are as follows:

Land improvements	3 - 15 years
Buildings	20 - 40 years
Building improvements	3.0 - 39.8 years
Tenant improvements	2.3 - 6.9 years
Lease intangibles	1.2 - 13.7 years
Personal property	3 -10 years

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

Notes to Consolidated Financial Statements - Continued

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

Asset Impairments

The Company assesses the potential for impairment of identifiable, definite-lived, intangible assets and long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicates that the carrying value might not be fully recoverable. Indicators of impairment may include significant under-performance of an asset relative to historical or expected operating results; significant changes in the Company’s use of assets or the strategy for its overall business; plans to sell an asset before its depreciable life has ended; the expiration of a significant portion of leases in a property; or significant negative economic trends or negative industry trends for the Company or its operators. In addition, the Company’s review for possible impairment may include those assets subject to purchase options and those impacted by casualties, such as tornadoes and hurricanes. If management determines that the carrying value of the Company’s assets may not be fully recoverable based on the existence of any of the factors above, or others, management would measure and record an impairment charge based on the estimated fair value of the property or the estimated fair value less costs to sell the property. No indicators of impairment occurred during 2016 or 2015 to warrant management to test any of its assets for impairment. Therefore, no impairments were recorded in either of the years ended December 31, 2016 or 2015.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. In calculating fair value, a company must maximize the use of observable

Notes to Consolidated Financial Statements - Continued

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

Lease Accounting

We, as lessor, make a determination with respect to each of our leases whether they should be accounted for as operating leases or capital leases. The classification criteria is based on estimates regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic useful life of the facilities, the existence of a bargain purchase option, and certain other terms in the lease agreements. We believe all of our leases should be accounted for as operating leases. Payments received under operating leases are accounted for in the Consolidated Statements of Comprehensive Income (Loss) as rental income for actual cash rent collected plus or minus straight-line adjustments, such as lease escalators. Assets subject to operating leases are reported as real estate investments in the Consolidated Balance Sheets.

Many of our leases contain fixed or formula-based rent escalators. To the extent that the escalator increases are tied to a fixed index or rate, lease payments are accounted for on a straight-line basis over the life of the lease.

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

Rental income is recognized as earned over the life of the lease agreement on a straight-line basis. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue in amounts more or less than amounts currently due from tenants. If management determines that the collectability of straight-line rents is not reasonably assured, the amount of future revenue recognized may be limited to amounts contractually owed and, where appropriate, establish an allowance for estimated losses. Straight-line rent included in rental income was approximately $0.6 million and $0.1 million, respectively, for the years ended December 31, 2016 and 2015. No straight-line rent was recognized in 2014.

Notes to Consolidated Financial Statements - Continued

Mortgage interest income is recognized based on the interest rates, maturity dates and amortization periods set forth within each note agreement. Fees received related to its mortgage notes are amortized to mortgage interest income on a straight-line basis which approximates amortization under the effective interest method.

The Company also accrues operating expense recoveries based on the contractual terms of its leases and late fees based on the contractual terms of its leases or notes, which are included in rental income or mortgage interest income, as applicable. Operating expense recoveries included in rental income were approximately $4.6 million and $2.0 million, respectively, and late fees were approximately $228,000 and $40,000, respectively, for the years ended December 31, 2016 and 2015. No operating expense recoveries or late fees were recognized in 2014.

Income received but not yet earned is deferred until such time it is earned. Deferred revenue, included in other liabilities on the Consolidated Balance Sheets, was approximately $0.8 million and $0.5 million, respectively, at December 31, 2016 and 2015. No deferred revenue was recognized in 2014.

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

Mortgage Note Receivable

At December 31, 2016 and 2015, the Company had one mortgage note receivable outstanding with a principal balance of approximately $10.9 million and $11.0 million, respectively, maturing on September 30, 2026, which bears interest at 9.5%. The mortgage note was interest only through September 30, 2016.

The Company evaluates collectability of its mortgage notes and records allowances on the notes as necessary. A loan is impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan as scheduled, including both contractual interest and principal payments. This assessment also includes an evaluation of the loan collateral. If a mortgage loan becomes past due, the Company will review the specific circumstances and may discontinue the accrual of interest on the loan. The loan is not returned to accrual status until the debtor has demonstrated the ability to continue debt service in accordance with the contractual terms. Loans placed on non-accrual status will be accounted for on a cash basis, in which income is recognized only upon the receipt of cash, or on a cost-recovery basis, in which all cash receipts reduce the carrying value of the loan, based on the Company's expectation of future collectability. There were no mortgage notes that were either on non-accrual status or were past due more than ninety days and continued to accrue interest at December 31, 2016 and 2015. Also, as of December 31, 2016 and 2015, the Company did not hold any of its mortgage notes available for sale and had not recorded any allowances on its mortgage note receivable.

Notes to Consolidated Financial Statements - Continued

Also, the Company may receive loan or commitment fees upon funding of a mortgage note. The Company will amortize those fees into income over the life of the mortgage note on a straight-line basis and will reflect the mortgage notes, net of the unamortized, on the consolidated balance sheets.

Stock-Based Compensation

The Company's 2014 Incentive Plan is intended to attract and retain qualified persons upon whom, in large measure, our sustained progress, growth and profitability depend, to motivate the participants to achieve long-term company goals and to more closely align the participants’ interests with those of our other stockholders by providing them with a proprietary interest in our growth and performance. The three distinct programs under the 2014 Incentive Plan are the Amended and Restated Alignment of Interest Program, the Amended and Restated Executive Officer Incentive Program and the Non-Executive Officer Incentive Program. Our executive officers, officers, employees, consultants and non-employee directors are eligible to participate in the 2014 Incentive Plan. The 2014 Incentive Plan currently reserves 7% of the Company’s common stock outstanding after the IPO, including any shares of common stock sold by the Company pursuant to the exercise of any over-allotment options, for issuance as awards. The 2014 Incentive Plan is administered by the Company’s compensation committee, which interprets the 2014 Incentive Plan and has broad discretion to select the eligible persons to whom awards will be granted, as well as the type, size and terms and conditions of each award, including the number of shares subject to awards and the expiration date of, and the vesting schedule or other restrictions (including, without limitation, restrictive covenants) applicable to, awards. The Company recognizes share-based payments to its directors and employees in its Consolidated Statements of Comprehensive Income (Loss) on a straight-line basis over the requisite service period based on the fair value of the award on the measurement date.

Organization and Offering Costs

Some of the costs related to the Company’s organization, its initial public offering and due diligence related to the initial properties acquired by the Company in 2015 were incurred by Athena Funding Partners (“AFP”), which is substantially owned and controlled by Timothy G. Wallace, the Company’s Chairman, Chief Executive Officer and President. The Company entered into a formation services agreement with AFP on April 1, 2014, pursuant to which the Company agreed to reimburse the actual costs incurred by AFP only upon the successful completion of the initial public offering. The costs related to the activities prior to the offering were undertaken by AFP on the Company’s behalf, including the Company’s organization, negotiating the property acquisitions, performing due diligence related to the initial properties, performing corporate work in contemplation of the offering and preparing the Prospectus. Costs incurred include expenses such as legal and accounting fees, certain costs related to performing property due diligence, certain property related costs, travel, overhead, office supplies and office rent. The Company reimbursed AFP approximately $0.4 million during 2015. AFP has received no further compensation.

Organization costs incurred by the Company in 2015 were expensed. Offering costs incurred are recorded in stockholders’ equity as a reduction to additional paid-in capital.

Intangible Assets

Intangible assets with indefinite lives are not amortized, but are tested at least annually for impairment. Intangible assets with finite lives are amortized over their respective lives to their estimated residual values and are reviewed for impairment only when impairment indicators are present. The Company did not have any indefinite lived intangible assets as of December 31, 2016 and 2015.

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

Notes to Consolidated Financial Statements - Continued

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

Income Taxes

The Company has elected to be taxed as a REIT, as defined under the Internal Revenue Code of 1986, as amended (the "Code"). We have also elected for one subsidiary to be treated as a taxable REIT subsidiary ("TRS"), which is subject to federal and state income taxes. No provision has been made for federal income taxes for the REIT; however, the Company has provided federal and state income taxes for the TRS. The Company intends at all times to qualify as a REIT under Sections 856 and 860 of the Code. The Company must distribute at least 90% per annum of its REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles) and meet other requirements to continue to qualify as a real estate investment trust. See further discussion in Note 13.

The Company classifies interest and penalties related to uncertain tax positions, if any, in the Consolidated Statements of Comprehensive Income (Loss) as a component of general and administrative expenses. No such amounts were recognized during 2016, 2015 or 2014.

The Company is subject to audit by the Internal Revenue Service and by state taxing authorities for the year ended December 31, 2015 and for the period from March 28, 2014 (date of inception) through December 31, 2014.

Sales and Use Taxes

The Company must pay sales and use taxes to certain state tax authorities based on rent collected from tenants in properties located in those states. The Company is generally reimbursed for those taxes by those tenants. The Company accounts for the payments to the taxing authority and subsequent reimbursement from the tenant on a net basis, included in tenant reimbursement revenue on the Company’s Consolidated Statements of Comprehensive Income (Loss).

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

Notes to Consolidated Financial Statements - Continued

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

New Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new guidance requires an entity to first evaluate whether substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, and if that threshold is met, then it is not a business. Secondly, the new guidance requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in the new revenue recognition guidance. Under this new guidance, acquiring tangible assets (land, building) with in-place leases may be considered a single identifiable asset. This change in the definition of a business should result in more real estate acquisitions being accounted for as asset acquisitions, rather than business combinations, which would allow companies to capitalize more acquisition costs into the real estate assets acquired. We adopted this new standard on January 1, 2017 and expect that most of our real estate property acquisitions will be accounted for as asset acquisitions.

In February 2016, the FASB issued ASU No. 2016-02, Leases. This standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are not currently a lessee in any material lease arrangements and the amendments in ASU 2016-02 do not significantly change the current lessor accounting model; therefore, we do not currently believe that the adoption of this standard will have a material impact on our Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation; Improvements to
Employee Share-Based Payment Accounting. This standard is intended to simplify accounting for share-based payment transactions. The areas for simplification in this update that could be relevant to the Company in the future are: (i) forfeitures-an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur; (ii) minimum statutory tax withholding requirements-the threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdiction; and (iii) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes-cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity. The Company adopted this standard effective January 1, 2017. There was no impact to the Company's Condensed Consolidated Financial Statements resulting from the adoption of this standard.

In May 2014, the FASB issued ASU No. 2014-09, as amended by ASU No. 2015-14, Revenue from Contracts with Customers, a comprehensive new revenue recognition standard that supersedes most existing revenue recognition guidance, including sales of real estate. This standard's core principle is that a company will recognize revenue when it transfers goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods and services. However, leasing contracts, representing the major source of the Company's revenues, are not within the scope of the new standard and will continue to be accounted for under other standards. This new standard is effective for the Company for annual and interim periods beginning on January 1, 2018 with early adoption permitted in 2017. The Company is currently evaluating the impact that ASU 2014-09 will have on revenues generated from activities other than leasing.

Notes to Consolidated Financial Statements - Continued

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses, which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, companies will be required to use a new forward-looking
“expected loss” model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, companies will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. Companies will have to disclose significantly more information, including information they use to track credit quality by year of origination for most financing receivables. Companies will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This standard is effective for the Company on January 1, 2020 with early adoption permitted. The Company is in the initial stage of evaluating the impact of this new standard on its notes and trade receivables.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain
Cash Receipts and Cash Payments, which clarifies or provides guidance relating to eight specific cash flow classification issues. The standard should be applied retrospectively for each period presented, as appropriate. This new standard is effective for the Company on January 1, 2018 with early adoption permitted. Of the eight areas addressed, the Company expects that its presentation on its statements of cash flows could be impacted relating to cash payments of contingent consideration or settlement of insurance claims, based on historical transactions. In the future, however, the impact of this new guidance will depend on future transactions, though the impact will only be related to the classification of those items on the statement of cash flows and will not impact the Company's cash flows or its results of operations.

Notes to Consolidated Financial Statements - Continued

Note 2—Real Estate Investments

As of December 31, 2016, the Company had investments of approximately $263.5 million in 58 real estate properties, including one mortgage note receivable. The following table summarizes the Company's investments.

(Dollars in thousands)	Number of Facilities	Land and Land Improvements	Buildings, Improvements, and Lease Intangibles	Personal Property	Total	Accumulated Depreciation
Medical office buildings:
Florida	4	$4,138	$23,777	$—	$27,915	$1,206
Ohio	3	1,999	15,972	—	17,971	1,435
Texas	3	3,096	12,172	—	15,268	1,948
Iowa	1	2,241	8,989	—	11,230	87
Illinois	1	821	8,760	—	9,581	904
Kentucky	1	669	4,212	—	4,881	392
New York	1	645	3,954	—	4,599	61
Georgia	1	366	3,084	—	3,450	578
Other states	4	1,739	12,673	—	14,412	2,074
	19	15,714	93,593	—	109,307	8,685
Physician clinics:
Kansas	3	1,558	10,899	—	12,457	1,179
Florida	3	—	5,950	—	5,950	314
Ohio	1	677	2,590	—	3,267	33
Alabama	1	533	2,663	—	3,196	133
Pennsylvania	1	330	2,770	—	3,100	639
Wisconsin	1	412	2,588	—	3,000	386
Other states	4	638	6,416	—	7,054	575
	14	4,148	33,876	—	38,024	3,259
Surgical centers and hospitals
Louisiana	1	1,683	21,353	—	23,036	44
Michigan	2	628	8,266	—	8,894	956
Illinois	1	2,100	5,402	—	7,502	316
Arizona	2	576	5,389	—	5,965	494
Other states	5	1,555	10,993	—	12,548	1,922
	11	6,542	51,403	—	57,945	3,732
Specialty centers
Alabama	3	415	4,417	—	4,832	790
Kentucky	1	193	3,423	—	3,616	486
Texas	1	181	2,992	—	3,173	266
Colorado	1	259	2,791	—	3,050	336
North Carolina	1	681	2,340	—	3,021	22
Other states	4	181	5,334	—	5,515	441
	11	1,910	21,297	—	23,207	2,341
Behavioral facilities:
Illinois	1	1,300	18,803	—	20,103	274
Indiana	1	270	2,651	—	2,921	78
	2	1,570	21,454	—	23,024	352
Corporate property	—	—	1,132	97	1,229	35
Total owned properties	57	$29,884	$222,755	$97	$252,736	$18,404
Mortgage note receivable, net	1	—	—	—	10,786	—
Total real estate investments	58	$29,884	$222,755	$97	$263,522	$18,404

Notes to Consolidated Financial Statements - Continued

Note 3—Real Estate Leases

The Company’s properties are generally leased pursuant to non-cancelable, fixed-term operating leases with expiration dates through 2031. The Company’s leases generally require the lessee to pay minimum rent, with fixed rent renewal terms or increases based on a Consumer Price Index and additional rent, which may include taxes (including property taxes), insurance, maintenance and other operating costs associated with the leased property. Certain of the Company's leases provide the lessee with a purchase option or a right of first refusal to purchase the leased property. The purchase option provisions generally allow the lessee to purchase the leased property at fair market value or at an amount greater than the Company's gross investment in the leased property at the time of the purchase. No purchase options were exercised during December 31, 2016.

Future Minimum Lease Payments

Future minimum lease payments under the non-cancelable operating leases due the Company for the years ending December 31, as of December 31, 2016, are as follows (in thousands):

2017	$23,779
2018	20,155
2019	17,073
2020	14,740
2021	12,754
2022 and thereafter	75,458
$163,959

Revenue Concentrations

The Company's real estate portfolio is leased to a diverse tenant base. At December 31, 2016 and 2015, the Company had no customers that accounted for more than 10% of its consolidated revenues.

The Company's portfolio is currently located in 22 states with approximately 55.2% of our consolidated revenues for the year ended December 31, 2016 derived from properties located in Florida (15.5%), Illinois (15.3%), Kansas (13.5%) and Texas (10.9%).

Note 4—Real Estate Acquisitions

2016 Real Estate Acquisitions

During the fourth quarter of 2016, the Company acquired six real estate properties totaling approximately 187,098 square feet for an aggregate purchase price of approximately $45.6 million, including cash consideration of approximately $45.2 million. Upon acquisition, the properties were 98.1% leased with lease expirations ranging from 2017 through 2031. Amounts reflected in revenues and net income for the year ended December 31, 2016 for these properties was approximately $0.5 million and $0.2 million, respectively. The Company incurred transaction costs of approximately $0.2 million during the fourth quarter of 2016 related to its acquisitions accounted for as business combinations which are included in general and administrative expenses in the accompanying Consolidated Statements of Comprehensive Income (Loss). Transaction costs related to its acquisition accounted for as an asset purchase were capitalized in the period as part of the real estate asset.

During the third quarter of 2016, the Company acquired four real estate properties totaling approximately 57,983 square feet for an aggregate purchase price of approximately $12.1 million, including cash consideration of approximately $12.1 million. Upon acquisition, the properties were 100.0% leased with lease expirations ranging from 2018 through 2031. Amounts reflected in revenues and net income for the year ended December 31, 2016 for these properties was approximately $0.4 million and $0.2 million, respectively. The Company incurred transaction costs of approximately $0.1 million during the third quarter of 2016 related to its acquisitions accounted for as

Notes to Consolidated Financial Statements - Continued

business combinations which are included in general and administrative expenses in the accompanying Consolidated Statements of Comprehensive Income (Loss). Transaction costs related to its acquisition accounted for as an asset purchase were capitalized in the period as part of the real estate asset.

During the second quarter of 2016, the Company acquired three real estate properties totaling approximately 153,446 square feet for an aggregate purchase price of approximately $33.5 million, including cash consideration of approximately $21.1 million and the conversion of a $12.5 million mortgage note receivable. Upon acquisition, the properties were approximately 93.7% leased in the aggregate with lease expirations ranging from 2016 through 2031. In addition, one of the properties includes contingent consideration which could result in additional purchase price of up to $500,000. At December 31, 2016, the Company had adjusted the fair value of this contingency to approximately $398,000. The Company will monitor this contingency throughout the contingency period that ends in April 2017 and will record any adjustments as needed on a quarterly basis until the contingency is resolved. Amounts reflected in revenues and net income for the year ended December 31, 2016 for these properties was approximately $3.1 million and $1.6 million, respectively, which included approximately $0.6 million of interest income relating to the mortgage note. The Company incurred transaction costs of approximately $0.2 million during the second quarter of 2016 which are included in general and administrative expenses in the accompanying Consolidated Statements of Comprehensive Income (Loss).

During the first quarter of 2016, the Company acquired four real estate properties totaling approximately 146,443 square feet for an aggregate purchase price of approximately $25.4 million, including cash consideration of approximately $25.6 million. Upon acquisition, the properties were approximately 95.6% leased in the aggregate with lease expirations ranging from 2017 through 2026. Amounts reflected in revenues and net income for the year ended December 31, 2016 for these properties was approximately $2.8 million and $0.8 million, respectively. The Company incurred transaction costs of approximately $0.3 million during the first quarter of 2016 which are included in general and administration expenses in the accompanying Consolidated Statements of Comprehensive Income (Loss).

For the properties acquired during 2016 that we accounted for as business combinations, the unaudited pro forma revenue and net income for the years ended December 31, 2016 and 2015 are provided below as if the properties had been acquired on January 1, 2015.

	Year Ended December 31,
(unaudited; in thousands)	2016	2015
Revenues	$29,503	$17,625
Net income	$3,975	$802

Notes to Consolidated Financial Statements - Continued

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the property acquisitions during 2016.

	Estimated Fair Value	Estimated Useful Life
	(In thousands)	(In years)
Land	$16,476
Buildings	87,753	20 - 40
Intangibles:
At-market lease intangibles	13,961	2.3 - 13.7
Above-market lease intangibles	26	0.7
Below-market lease intangibles	(923)	8.8
Total intangibles	13,064
Accounts receivable and other assets assumed	51
Accounts payable, accrued liabilities and other liabilities assumed (1)	(661)
Contingent liabilities	(487)
Mortgage note conversion	(12,500)
Prorated rent, interest and operating expense reimbursement amounts collected	(490)
Expenses paid, including closing costs	773
Total cash consideration	$103,979
(1) Includes security deposits received and property taxes payable prior to the acquisition.

Mortgage Notes Receivable
During the first quarter of 2016, the Company funded a $12.5 million mortgage note secured by an 85,000 square foot behavioral facility in Illinois which was scheduled to mature on January 31, 2027. The Company received a loan fee from the transaction totaling $93,750 which was deferred and was being recognized into income on a straight-line basis, which approximated the effective interest method, through the maturity of the mortgage note. The mortgage loan required interest only payments to us through January 2017 and had a stated fixed interest rate of 11%. In April 2016, the Company exercised its option to acquire the behavioral facility secured by this mortgage and completed the acquisition in May 2016 as discussed in more detail above in "2016 Real Estate Acquisitions." Upon acquisition, the Company recognized into income the unamortized portion of the loan fee totaling approximately $90,000.

2015 Real Estate Acquisitions

During the fourth quarter of 2015, the Company acquired eight real estate properties totaling approximately 214,192 square feet and acquired its new corporate office for an aggregate purchase price of approximately $29.9 million, including cash consideration of approximately $29.6 million. Upon acquisition, the eight properties were approximately 97.7% leased in the aggregate with lease expirations ranging from 2017 through 2030.

During the third quarter of 2015, the Company acquired three real estate properties totaling approximately 71,153 square feet for an aggregate purchase price of approximately $13.1 million, including cash consideration of approximately $13.0 million. Upon acquisition, the properties were approximately 93.6% leased in the aggregate with lease expirations ranging from 2016 through 2024.

During the second quarter of 2015, the Company acquired 29 real estate properties totaling approximately 474,303 square feet for an aggregate purchase price of approximately $87.4 million, including cash consideration of approximately $87.2 million. Upon acquisition, the properties were approximately 92.9% leased in the aggregate with lease expirations ranging from 2015 through 2030. In addition, two of the properties include contingent consideration which could result in additional purchase price of up to $1.5 million. At December 31, 2015, the Company had estimated the fair value of these contingencies and had recorded an aggregate liability of

Notes to Consolidated Financial Statements - Continued

approximately $1.2 million. As of December 31, 2016, the end of the measurement period for both of these contingencies, the liabilities for these contingencies had been reduced to $0 as no contingent amounts were due.

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

Mortgage Notes Receivable

During the third quarter of 2015, the Company funded an $11.0 million mortgage secured by a 29,890 square foot long-term acute care facility in Louisiana which matures on September 30, 2026. The Company received loan and commitment fees from the transaction totaling $137,500 which were deferred and are being recognized into income on a straight-line basis. The mortgage loan required interest only payments to us through September 2016 with a stated fixed interest rate of 9.5%. Thereafter, monthly principal and interest payments are due through maturity. The Company had a purchase option to purchase the property secured by the mortgage note for a fixed amount but let the purchase option expire without exercising it on September 30, 2016. The mortgage note receivable is classified as held-for-investment based on management's intent and ability to hold the loans until maturity.

Note 5— Revolving Credit Facility

On August 10, 2016, we entered into an amended and restated Credit Facility (as amended, the "Credit Facility"). The Credit Facility is by and among Community Healthcare OP, LP, the Company, the Lenders from time to time party thereto, and SunTrust Bank, as Administrative Agent, matures on August 9, 2019 and includes two options to extend the maturity date of the facility, subject to the satisfaction of certain conditions. The Credit Facility increased the maximum borrowing capacity from $75.0 million to $150.0 million, lowered our interest rates by 25 basis points and adjusted or replaced certain financial covenants. Amounts outstanding under the Credit Facility bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 2.25% to 2.75% or (ii) a base rate plus 1.25% to 1.75%, in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.25% of the amount of the unused portion of the Credit Facility if amounts borrowed are greater than 33.3% of the borrowing capacity under the Credit Facility and 0.35% of the unused portion of the Credit Facility if amounts borrowed are less than or equal to 33.3% of the borrowing capacity under the Credit Facility. The Credit Facility also includes an accordion feature that provides the Company with additional capacity, subject to the satisfaction of customary terms and conditions, including obtaining additional commitments from lenders, of up to $125.0 million, for a total facility size of up to $275.0 million. The Company incurred $0.6 million in fees and other costs to amend and extend its Credit Facility which will be amortized to

Notes to Consolidated Financial Statements - Continued

expense over the life of the Credit Facility. The Company’s material subsidiaries are guarantors of the obligations under the Credit Facility. At December 31, 2016, the Company had $51.0 million outstanding under the Credit Facility with a weighted average interest rate of approximately 2.99% and remaining borrowing capacity of $99.0 million. The Company was in compliance with its financial covenants under its Credit Facility at December 31, 2016.

Note 6—Stockholders’ Equity

Common Stock

The following table provides a reconciliation of the beginning and ending common stock balances for the years ended December 31, 2016 and 2015 and for the period March 28, 2014 (inception) through December 31, 2014:

	For the Year Ended December 31,		For the Period March 28, 2014 (inception) through December 31,
	2016	2015	2014
Balance, beginning of period	7,596,940	200,000	—
Issuance of common stock	5,175,000	7,311,183	200,000
Restricted stock issued	216,542	85,757	—
Balance, end of period	12,988,482	7,596,940	200,000

Equity Offerings

In April 2016, the Company completed a follow-on public offering of 5,175,000 shares of its common stock, including 675,000 shares of common stock issued in connection with the exercise in full of the underwriters' option to purchase additional shares, and received net proceeds of approximately $86.1 million.

On May 27, 2015, the Company completed its initial public offering of 7,187,500 shares of its common stock, including 937,500 shares of common stock issued in connection with the exercise in full of the underwriters’ option to purchase additional shares, and received net proceeds, after underwriters' discount and other expenses of approximately $125.2 million. Concurrently, the Company issued 123,683 shares of common stock in concurrent private placements to certain directors and officers of the Company and received approximately $2.3 million in net proceeds.

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

Notes to Consolidated Financial Statements - Continued

Dividends Declared

During 2016, the Company declared and paid dividends totaling $1.525 per common share as shown in the table below.

Declaration Date	Record Date	Date Paid	Amount Per Share
February 8, 2016	February 19, 2016	March 4, 2016	$0.3775
May 2, 2016	May 20, 2016	June 3, 2016	$0.3800
August 4, 2016	August 19, 2016	September 2, 2016	$0.3825
November 1, 2016	November 18, 2016	December 2, 2016	$0.3850

During 2015, the Company declared and paid dividends totaling $0.517 per common share.

Note 7—Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted income (loss) per common share.

	Year Ended December 31,		For the Period March 28, 2014 (inception) through December 31,
	2016	2015	2014
(Dollars in thousands, except per share data)
Net income (loss)	$2,721	$(1,456)	$—

Weighted Average Common Shares Outstanding
Weighted average Common Shares outstanding	11,478,883	4,778,144	200,000
Unvested restricted stock	(240,446)	(51,219)	—
Weighted average Common Shares outstanding–Basic	11,238,437	4,726,925	200,000
Weighted average Common Shares–Basic	11,238,437	4,726,925	200,000
Dilutive effect of restricted stock	81,068	—	—
Weighted average Common Shares outstanding –Diluted	11,319,505	4,726,925	200,000

Basic Income (Loss) per Common Share	$0.24	$(0.31)	$—

Diluted Income (Loss) per Common Share	$0.24	$(0.31)	$—

The dilutive effect of 9,927 shares of restricted common stock were excluded from the calculation of diluted loss per common share for the year ended December 31, 2015, because the effect was anti-dilutive due to the net loss incurred during the period.

Notes to Consolidated Financial Statements - Continued

Note 8—Incentive Plan

2014 Incentive Plan

The 2014 Incentive Plan (the "Incentive Plan") authorizes the Company to issue 525,782 shares of common stock (the "Plan Pool") to its employees and directors, as well as grant awards in the form of cash. The Incentive Plan will continue until terminated by the Company's Board of Directors. As of December 31, 2016 and 2015, the Company had issued a total of 302,299 and 85,757 restricted shares, respectively, under the Incentive Plan for compensation-related awards to its employees and directors, with 223,483 and 440,025 authorized shares, respectively, remaining which had not been issued. Shares issued under the Incentive Plan are generally subject to long-term, fixed vesting periods of three to eight years. If an employee or director voluntarily terminates his or her relationship with the Company or is terminated for cause before the end of the vesting period, the shares are forfeited, at no cost to the Company. Once the shares have been granted, the recipient of the shares has the right to receive dividends and the right to vote the shares.

Restated Alignment Program

On November 1, 2016, the Company's Board of Directors approved and adopted the Amended and Restated Alignment of Interest Program (the “Restated Alignment Program”). The principal change in the Restated Alignment Program was to reserve 500,000 shares of the Company’s common stock to be issued under this program (the “Program Pool”) as Acquisition Shares (as defined below). Previously, shares of restricted common stock of the Company issued to employees under the Restated Alignment Program in exchange for such employee’s cash compensation (“Acquisition Shares”) were issued from the Plan Pool created and reserved for issuance under the 2014 Incentive Plan. The Restated Alignment Program now requires that Acquisition Shares be issued from the Program Pool rather than from the Plan Pool. As of December 31, 2016, no Program Pool shares had been issued.

The Company's Restated Alignment Program is designed to provide the Company's employees and directors with an incentive to remain with the Company and to incentivize long-term growth and profitability. Under the Restated Alignment Program, employees may elect to defer up to 100% of their base salary and directors may elect to defer up to 100% of their director fees, subject to the Incentive Plan's long-term, fixed vesting periods. The number of shares granted will be increased through a Company match depending on the length of the vesting period selected by the employee or director. Employees may select vesting periods of 3 years, 5 years, or 8 years, with a 30%, 50%, and 100% Company match, respectively. Directors may select vesting periods of 1 year, 2 years, or 3 years, with a 20%, 40%, or 60% Company match, respectively.

During 2016 and 2015, the Company granted a total of 117,714 shares and 69,125 shares of restricted common stock, respectively, to its employees, in lieu of salary and including the Company match, that will cliff vest in eight years. During 2016, the Company granted a total of 77,404 shares of restricted stock to its employees, in lieu of a cash bonus and including the Company match, that will cliff vest in eight years. During 2016 and 2015, the Company also granted its directors 10,940 shares and 5,264 shares of restricted common stock, respectively, following its annual shareholder meeting in 2016 and upon completion of the initial public offering in 2015 and granted a total of 10,484 shares and 11,368 shares of restricted common stock, respectively, to its directors, in lieu of director fees and including the Company match which will cliff vest in three years. Compensation expense recognized during the years ended December 31, 2016 and 2015 from the amortization of the value of shares over the vesting period was approximately $0.7 million and $0.2 million, respectively.

Officer Incentive Programs

The Company has an Amended and Restated Executive Officer Incentive Program and a Non-Executive Officer Incentive Program (the "Officer Incentive Programs") under the Incentive Plan which are designed to provide incentives to the Company's officers that are designed to reward its officers for individual, as well as Company performance in the form of cash or restricted stock. Company performance will be based on performance targets, which may include targets such as funds from operations ("FFO"), dividend payout percentages, as well as the Company's relative total stockholder return performance over one-year and three-year periods, measured against the

Notes to Consolidated Financial Statements - Continued

Company's peer group, as determined by the Company's Board of Directors each year. The officers may elect, in the year prior to an award, to receive awards under the Officer Incentive Programs in cash or restricted stock, as allowed within the applicable Officer Incentive Programs, as well as a vesting period as discussed under the Restated Alignment Program. As of December 31, 2016, no awards had been issued under the Officer Incentive Programs.

Summary

A summary of the activity under the Incentive Plan and related information for the year ended December 31, 2016 and 2015 is included in the table below. No shares were issued under the Incentive Plan during 2014.

	Year Ended December 31,
	2016	2015
Stock-based awards, beginning of year	85,757	—
Stock in lieu of compensation	104,112	41,669
Stock awards	112,430	44,088
Total Granted	216,542	85,757
Stock-based awards, end of year	302,299	85,757
Weighted average grant date fair value of:
Stock-based awards, beginning of year	$19.65	$—
Stock-based awards granted during the year	$19.25	$19.65
Stock-based awards, end of year	$19.36	$19.65
Grant date fair value of shares granted during the year	$4,167,631	$1,685,125

The vesting periods for the non-vested shares granted during 2016 ranged from three to eight years with a weighted-average amortization period remaining as of December 31, 2016 of approximately 6.8 years.

Note 9—Other Assets

Other assets consists primarily of accounts receivable, straight-line rent receivables, prepaid assets, deferred financing costs, and above-market intangible assets. Items included in "Other assets, net" on the Company's Consolidated Balance Sheets as of December 31, 2016 and 2015 are detailed in the table below.

	December 31,
(Dollars in thousands)	2016	2015
Accounts receivable	$2,472	$995
Straight-line rent receivables	744	133
Allowance for doubtful accounts	(154)	(71)
Prepaid assets	260	227
Deferred financing costs, net	1,010	706
Above-market intangible assets, net	25	50
Other	486	84
	$4,843	$2,124

Notes to Consolidated Financial Statements - Continued

Note 10—Intangible Assets and Liabilities

The Company has deferred financings costs and various real estate acquisition lease intangibles included in its Consolidated Balance Sheets as of December 31, 2016 and 2015 as detailed in the table below.

	Gross Balance at December 31,		Accumulated Amortization at December 31,		Weighted Average
(Dollars in thousands)	2016	2015	2016	2015	Remaining Life (Years)	Balance Sheet Classification
Deferred financing costs	$1,508	$873	$498	$167	2.6	Other assets
Above-market lease intangibles	91	65	66	15	1.0	Other assets
Below-market lease intangibles	(1,280)	(357)	(167)	(32)	7.2	Other liabilities
At-market lease intangibles	35,368	21,406	12,394	3,724	3.9	Real estate properties
	35,687	21,987	12,791	3,874	4.0

Expected future amortization, net, for the next five years of the Company's intangible assets and liabilities, in place as of December 31, 2016 are included in the table below.

(in thousands)	Amortization, net
2017	$8,928
2018	6,198
2019	3,926
2020	2,308
2021	1,458

Note 11—Commitments and Contingencies

Tenant Improvements

The Company may provide tenant improvement allowances in new or renewal leases for the purpose of refurbishing or renovating tenant space. The Company may also assume tenant improvement obligations included in leases acquired in its real estate acquisitions. During 2015, the Company assumed $0.3 million in tenant improvement allowances relating to two tenants whose leases expire in 2018 and 2020. Also, at December 31, 2016, the Company had commitments of approximately $9,000 for other tenant improvements.

Capital Improvements

The Company has entered into contracts with various vendors for various capital improvement projects related to its portfolio. Some of these expenditures will be subsequently billed and reimbursed by tenants as provided for in their leases with the Company. As of December 31, 2016, the Company had commitments of approximately $96,000 that are expected to be spent on these capital improvement projects.

Legal Proceedings

The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company's Consolidated Financial Statements.

Notes to Consolidated Financial Statements - Continued

Note 12—Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, receivables and payables are a reasonable estimate of their fair value as of December 31, 2016 and 2015 due to their short-term nature. The carrying amount of the Company's revolving credit facility estimates its fair value as of December 31, 2016 and 2015 as its interest rate varies with the market.

The Company had one mortgage note receivable outstanding at December 31, 2016 and 2015 with a fixed interest rate of 9.5% per annum. The Company calculated the estimated fair value of its mortgage note based on an assumed market rate of interest or at a rate consistent with the rates on mortgage notes acquired by the Company recently. The principal value of the Company's mortgage note receivable at December 31, 2016 and 2015 was approximately $10.9 million and $11.0 million, respectively, and its estimated fair value was approximately $10.9 million and $11.0 million, respectively, using level 2 inputs.

Note 13—Other Data

Taxable Income (unaudited)

The Company has elected to be taxed as a REIT, as defined under the Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its taxable income to its stockholders. We have also elected for one subsidiary to be treated as a TRS, which is subject to federal and state income taxes. All entities other than the TRS are collectively referred to as "the REIT" within this Note 13.

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

The Company's provision for income taxes is as follows for the years ended December 31, 2016 and 2015. There were no operations, and therefore, no income taxes prior to 2015:

	Year Ended December 31,
(Dollars in thousands)	2016	2015
Current	$21	$—
Deferred	(10)	10
Total	$11	$10

The provisions for income taxes for the years ended December 31, 2016 and 2015 primarily relate to temporary differences between the bases of assets of the Company's TRS for financial reporting purposes and the bases of those assets for income tax purposes. The expense provided is included in general and administrative expense on the Company's Consolidated Statements of Comprehensive Income (Loss).

On a tax-basis, the Company’s gross real estate assets totaled approximately $252.7 million and $133.0 million, respectively, as of December 31, 2016 and 2015 (unaudited).

Notes to Consolidated Financial Statements - Continued

The following table reconciles the Company’s net income (loss) to taxable income for the years ended December 31, 2016 and 2015. There were no operations in 2014.

	Year Ended December 31,
(Dollars in thousands)	2016	2015
Net income (loss)	$2,721	$(1,456)
Reconciling items to taxable income:
Depreciation and amortization	8,863	3,806
Straight-line rent	(606)	(133)
Receivable allowance	83	71
Stock-based compensation	285	121
Deferred rent	249	529
Contingent liability fair value adjustments	(1,278)	—
Other	94	(86)
	7,690	4,308
Taxable income (1)	$10,411	$2,852
Dividends paid (2)	$17,393	$3,883
__________
(1) Before REIT dividends paid deduction.
(2) Net of dividends paid on restricted stock included as a reconciling item.

Characterization of Distributions (unaudited)

Earnings and profits (as defined under the Internal Revenue Code), the current and accumulated amounts of which determine the taxability of distributions to stockholders, vary from net income attributable to common stockholders and taxable income because of different depreciation recovery periods, depreciation methods, and other items.
Distributions in excess of earnings and profits generally constitute a return of capital. The following table shows the characterization of the distributions on the Company's common stock for the years ended December 31, 2016 and 2015. The Company did not have any operations prior to its initial public offering completed on May 27, 2015 and did not pay dividends for any period beginning prior to its initial public offering. Also, no preferred shares have been issued by the Company. As such, no dividends have been paid to date relating to preferred shares.

	2016		2015
	Per Share	%	Per Share	%
Common stock:
Ordinary income	$1.036	68.0%	$0.396	76.6%
Return of capital	0.489	32.0%	0.121	23.4%
Common stock distributions	$1.525	100.0%	$0.517	100.0%

Note 14—Related Party Transactions

2015 Concurrent Private Placements

Concurrently with the completion of the Company’s initial public offering in May 2015, Timothy G. Wallace, our Chairman, Chief Executive Officer and President, and certain of our officers and directors acquired common stock through concurrent private placements at a price per share equal to the initial public offering price. See Note 6 for further details.

Notes to Consolidated Financial Statements - Continued

2015 Reimbursement of Costs to Athena Funding Partners

AFP, which is substantially owned and controlled by Timothy G. Wallace, the Company’s Chairman, Chief Executive Officer and President, advanced or incurred on the Company’s behalf costs related to the activities prior to the Company's initial public offering in 2015, including the Company’s organization, negotiating the property acquisitions, performing due diligence related to the initial properties, performing corporate work in contemplation of the offering and preparing the prospectus. Costs incurred included expenses such as legal and accounting fees, certain costs related to performing property due diligence, certain property related costs, travel, overhead, office supplies and office rent.

On April 1, 2014, the Company entered into a formation services agreement with AFP pursuant to which the Company agreed to reimburse the actual costs incurred by AFP only upon the successful completion of the initial public offering. The Company reimbursed AFP approximately $0.4 million during 2015. AFP will receive no further compensation for providing such services and funding such costs.

Note 15—Subsequent Events

Real Estate Investments

From January 1, 2017 through February 23, 2017, the Company acquired two real estate properties totaling approximately 48,800 square feet for a purchase price of approximately $7.9 million, including cash consideration of approximately $7.8 million. Upon acquisition, the properties were approximately 94% leased with lease expirations through 2022. These acquisitions were funded with proceeds from the Credit Facility.

Dividend Declared
On February 2, 2017, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.3875 per share. The dividend is payable on March 3, 2017 to stockholders of record on February 17, 2017.
Restricted Stock Issuances
On January 13, 2017, pursuant to the 2014 Incentive Plan and the Restated Alignment Program, the Company granted 116,771 shares of restricted common stock to its employees, in lieu of salary, that will cliff vest in five to eight years. Of the shares granted, 59,285 shares of restricted stock were granted in lieu of compensation from the Program Pool and 57,486 shares of restricted stock were awards granted from the Plan Pool.

Notes to Consolidated Financial Statements - Continued

Note 16—Selected Quarterly Financial Data (unaudited)

Quarterly financial information for the years ended December 31, 2016 and 2015 is summarized below. The Company completed its initial public offering on May 27, 2015. There were no operations for the Company prior to its initial public offering.

	Quarter Ended
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
2016
Revenues	$5,166	$6,196	$6,443	$7,392
Expenses (1)	4,670	5,485	5,203	5,970
Other income (expense)	(380)	(203)	(176)	(389)
Net income	$116	$508	$1,064	$1,033
Net income per basic common share	$0.02	$0.04	$0.08	$0.08
Net income per diluted common share	$0.02	$0.04	$0.08	$0.08
__________
(1) Expenses include approximately $0.8 million related to the acquisition of 14 properties accounted for as business combinations.

	Quarter Ended
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
2015
Revenues	$—	$836	$3,240	$4,556
Expenses (1)	—	2,318	3,185	4,256
Other income (expense)	—	(27)	(122)	(179)
Net income (loss)	$—	$(1,509)	$(67)	$121
Net income (loss) per basic common share	$—	$(0.42)	$(0.01)	$0.02
Net income (loss) per diluted common share	$—	$(0.42)	$(0.01)	$0.02
__________
(1) Expenses include approximately $1.6 million related to the Company's initial public offering and acquisition of 32 properties accounted for as business combinations.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

The management of Community Healthcare Trust Incorporated is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15 (f) and 15d-15(f) under the Securities Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 using the principles and other criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

Attestation Report of Independent Registered Public Accounting Firm

Not applicable.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in the Company's Definitive Proxy Statement for its 2017 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company's Definitive Proxy Statement for its 2017 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Company's Definitive Proxy Statement for its 2017 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this items will be contained in the Company's Definitive Proxy Statement for its 2017 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this items will be contained in the Company's Definitive Proxy Statement for its 2017 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

PART IV.
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents of Community Healthcare Trust Incorporated are included in this Annual Report on Form 10-K.

(a) Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2016 and 2015
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016 and 2015 and for the period from March 28, 2014 (inception) through December 31, 2014
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2016 and 2015 and for the period from March 28, 2014 (inception) through December 31, 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015 and for the period from March 28, 2014 (inception) through December 31, 2014
Notes to the Consolidated Financial Statements

(b) Financial Statement Schedules:
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2016 and 2015 and for the period from March 28, 2014 (inception) through December 31, 2014	92
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2016	93
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2016	95
All other schedules are omitted because they are either not applicable, not required or because the information is included in the Consolidated Financial Statements or notes included in this Annual Report on Form 10-K.

c) Exhibits

Exhibit Number	Description
1.1
Underwriting Agreement, dated as of April 6, 2016, among the Company, Community Healthcare OP, LP, Sandler O'Neill & Partners, L.P., Evercore Group L.L.C., SunTrust Robinson Humphrey, Inc., and each of the Underwriters party thereto. (1)

3.1	Corporate Charter of Community Healthcare Trust Incorporated, as amended (2)
3.2	Bylaws of Community Healthcare Trust Incorporated, as amended (3)
4.1	Form of Certificate of Common Stock of Community Healthcare Trust Incorporated (4)
10.1	Agreement of Limited Partnership of Community Healthcare OP, LP(5)
10.2	Form of Indemnification Agreement(6)
10.3 †	Community Healthcare Trust Incorporated 2014 Incentive Plan, as amended(7)
10.4 †	Amended and Restated Community Healthcare Trust Incorporated Alignment of Interest Program(8)
10.5 †	Amended and Restated Community Healthcare Trust Incorporated Executive Officer Incentive Program(9)
10.6 †	Employment Agreement between Community Healthcare Trust Incorporated and Timothy G. Wallace(10)
10.7 †	First Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Timothy G. Wallace(11)
10.8 †	Employment Agreement between Community Healthcare Trust Incorporated and W. Page Barnes(12)
10.9 †	First Amendment to Employment Agreement between Community Healthcare Trust Incorporated and W. Page Barnes(13)
10.10 †	Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach(14)
10.11 †	First Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach(15)
10.12	Form of Restricted Stock Agreement(16)
10.13	Form of Officer Compensation Reduction Election Form(17)
10.14	Form of Director Compensation Reduction Election Form(18)
10.15
Amended and Restated Credit agreement dated as of August 10, 2016, by and among Community Healthcare OP, LP, the Company, the Lenders from time to time party hereto, and SunTrust Bank, as Administrative Agent.(19)

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

32.1 **	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 1.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on April 12, 2016 (File No. 001-37401) and incorporated herein by reference.

(2)
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

(7)
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

(8)
Filed as Exhibit 4.5 to the Registration Statement on Form S-8 of the Company filed with the Securities and Exchange Commission on December 7, 2016 (Registration Statement No. 333-214951) and incorporated herein by reference.

(9)	Filed as Exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on November 4, 2016 (File No. 001-37401) and incorporated herein by reference.

(10)
Filed as Exhibit 10.6 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 2, 2015 (Registration No. 333-203210) and incorporated herein by reference.

(11)	Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 18, 2017 (File No. 001-37401) and incorporated herein by reference.

(12)
Filed as Exhibit 10.7 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 2, 2015 (Registration No. 333-203210) and incorporated herein by reference.

(13)	Filed as Exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 18, 2017 (File No. 001-37401) and incorporated herein by reference.

(14)
Filed as Exhibit 10.8 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 2, 2015 (Registration No. 333-203210) and incorporated herein by reference.

(15)	Filed as Exhibit 10.3 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 18, 2017 (File No. 001-37401) and incorporated herein by reference.

(16)
Filed as Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 28, 2015 (Registration No. 333-203210) and incorporated herein by reference.

(17)
Filed as Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 28, 2015 (Registration No. 333-203210) and incorporated herein by reference.

(18)
Filed as Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 28, 2015 (Registration No. 333-203210) and incorporated herein by reference.

(19)	Filed as Exhibit 10.1 to the Form 10-Q of the Company filed with the Securities and Exchange Commission on November 10, 2016 (File No. 001-37401) and incorporated herein by reference.
_________

*	Filed herewith.

**	Furnished herewith.

†	Denotes executive compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Franklin, State of Tennessee, on February 23, 2017.
Date: February 23, 2017

COMMUNITY HEALTHCARE TRUST INCORPORATED

By:	/s/ Timothy G. Wallace
Timothy G. Wallace
Chairman of the Board and Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Timothy G. Wallace	Chairman of the Board and Chief Executive	February 23, 2017
Timothy G. Wallace	Officer and President (Principal Executive Officer)

/s/ W. Page Barnes	Executive Vice President and Chief Financial	February 23, 2017
W. Page Barnes	Officer (Principal Financial Officer)

/s/ Leigh Ann Stach	Vice President of Financial Reporting and Chief Accounting	February 23, 2017
Leigh Ann Stach	Officer (Principal Accounting Officer)

/s/ Alan Gardner	Director	February 23, 2017
Alan Gardner

/s/ Robert Hensley	Director	February 23, 2017
Robert Hensley

/s/ Alfred Lumsdaine	Director	February 23, 2017
Alfred Lumsdaine

/s/ R. Lawrence Van Horn	Director	February 23, 2017
Lawrence Van Horn

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2016 and 2015 and for the period from March 28, 2014 (inception) through December 31, 2014
(Dollars in thousands)

			Additions
Description		Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Uncollectible Accounts Written-off	Balance at End of Period
2016	Accounts receivable allowance	$71	$155	$—	$(72)	$154
2015	Accounts receivable allowance	$—	$71	$—	$—	$71
2014	Accounts receivable allowance	$—	$—	$—	$—	$—

Schedule III - Real Estate and Accumulated Depreciation at December 31, 2016
(Dollars in thousands)

			Land and Land Improvements			Buildings, Improvements, and Lease Intangibles
Property Type	Number of Properties	State	Initial Investment	Costs Capitalized Subsequent to Acquisition	Total	Initial Investment	Costs Capitalized Subsequent to Acquisition	Total	Personal Property	Total Property (1)	Accumulated Depreciation (2)	Encumbrances	Date Acquired	Original Date Constructed
Medical office buildings	19	AL, FL, GA, IL, IA, KS, KY, NY, OH, TX	$15,529	$185	$15,714	$92,505	$1,088	$93,593	$—	$109,307	$8,685	$—	2015, 2016	1975-2009
Physician clinics	14	AL, AZ, FL, KS, OH, PA, TN, TX, VA, WI	4,148	—	4,148	33,546	330	33,876	—	38,024	3,259	—	2015, 2016	1945-2009
Surgical centers and hospitals (3)	11	AZ, CO, IL, LA, MI, OH, PA, SC, TX	6,535	7	6,542	51,272	131	51,403	—	57,945	3,732	—	2015, 2016	1979-2004
Specialty centers (4)	11	AL, CO, GA, KY, NC, OH, OK, TN, TX	1,910	—	1,910	21,164	133	21,297	—	23,207	2,341	—	2015, 2016	1956-2013
Behavioral facilities	2	IL, IN	1,570	—	1,570	21,451	3	21,454	—	23,024	352	—	2015, 2016	1920-2001
Total Real Estate	57		29,692	192	29,884	219,938	1,685	221,623	—	251,507	18,369	—
Corporate property	—		—	—	—	700	432	1,132	97	1,229	35	—
Total Properties	57		$29,692	$192	$29,884	$220,638	$2,117	$222,755	$97	$252,736	$18,404	$—

(1) Total properties as of December 31, 2016 have an estimated aggregate total cost of $252.7 million (unaudited) for federal income tax purposes.
(2) Depreciation is provided for on a straight-line basis on land improvements over 3 years to 15 years, buildings and improvements over 2.3 years to 40.0 years, lease intangibles over 1.2 years to 13.7 years, and personal property over 3.0 years to 10.0 years.
(3) Previously called "Ambulatory surgery centers." Renamed and now includes surgical hospitals.
(4) Combined Dialysis clinics and Oncology centers and renamed as "Specialty centers." Also, includes plasma collection centers.

5) A reconciliation of Total Property and Accumulated Depreciation for the years ended December 31, 2016 and 2015 and for the period from March 28, 2014 (inception) through December 31, 2014 is provided below.

	Year Ended December 31, 2016		Year Ended December 31, 2015		Period from March 28, 2014 (inception) through December 31, 2014
(Dollars in thousands)	Total Property	Accumulated Depreciation	Total Property	Accumulated Depreciation	Total Property	Accumulated Depreciation
Beginning Balance	$132,967	$5,203	$—	$—	$—	$—
Additions during the period:
Acquisitions	118,190	13,091	132,140	5,203	—	—
Other improvements	1,579	110	827	—	—	—
Retirements/dispositions:
Real estate	—	—	—	—	—	—
Ending Balance	$252,736	$18,404	$132,967	$5,203	$—	$—

Schedule IV - Mortgage Loans on Real Estate as of December 31, 2016
(Dollars in thousands)

Description of Collateral	Interest Rate	Maturity Date	Periodic Payment Terms	Original Face Amount	Carrying Amount (2) (3)	Balloon

Long-term care acute care facility in Louisiana	9.5%	9/30/2026	(1)	$11,000	$10,786	$5,500
Total Mortgage Loans					$10,786

(1) Was interest only until September 30, 2016. Thereafter, principal and interest payments are due monthly through the maturity date with a balloon payment due at maturity.
(2) Includes deferred loan and commitment fees of approximately $0.1 million.
(3) A rollforward of Mortgage loans on real estate for the years ended December 31, 2016 and 2015 and for the period from March 28, 2014 (inception) through December 31, 2014 is provided below.

	Year Ended December 31, 2016	Year Ended December 31, 2015	For the period March 28, 2014 (inception) through December 31, 2014
Balance at beginning of period	$10,897	$—	$—
Additions during the period:
New or acquired mortgages, net	12,406	10,863	—
Amortization of loan and commitment fees	75	34	—
	12,481	10,897	—
Deductions during the period:
Conversion upon acquisition (a)	(12,500)	—	—
Scheduled principal payments	(92)	—	—
	(12,592)	—	—
Balance at end of period (b)	$10,786	$10,897	$—

(a) Conversion of a $12.5 million mortgage note upon the acquisition of the property that secured the note on May 23, 2016.
(b) Total mortgage loans as of December 31, 2016 had an aggregate total cost of $10.9 million (unaudited) for federal income tax purposes.