Form 10-Q
period 2017-03-31
Community Healthcare Trust Inc
filed 2017-05-09
CIK 1631569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37401

Community Healthcare Trust Incorporated
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	46-5212033 (I.R.S. Employer Identification No.)
3326 Aspen Grove Drive
Suite 150
Franklin, Tennessee 37067
(Address of Principal Executive Offices) (Zip Code)
(615) 771-3052
(Registrant’s Telephone Number, Including Area Code)
Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Emerging-growth company ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No ☒

The Registrant had 13,105,253 shares of Common Stock, $0.01 par value per share, outstanding as of May 5, 2017.

COMMUNITY HEALTHCARE TRUST INCORPORATED
FORM 10-Q
March 31, 2017

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	(Unaudited)
	March 31, 2017	December 31, 2016
ASSETS
Real estate properties
Land and land improvements	$33,476	$29,884
Buildings, improvements, and lease intangibles	248,922	222,755
Personal property	102	97
Total real estate properties	282,500	252,736
Less accumulated depreciation	(22,328)	(18,404)
Total real estate properties, net	260,172	234,332
Cash and cash equivalents	2,044	1,568
Mortgage note receivable, net	10,652	10,786
Other assets, net	4,905	4,843
Total assets	$277,773	$251,529

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Debt, net	$81,235	$51,000
Accounts payable and accrued liabilities	2,964	3,541
Other liabilities	3,566	2,981
Total liabilities	87,765	57,522

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 450,000,000 shares authorized; 13,105,253 and 12,988,482 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	131	130
Additional paid-in capital	214,640	214,323
Cumulative net income	2,178	1,265
Accumulated other comprehensive loss	(152)	—
Cumulative dividends	(26,789)	(21,711)
Total stockholders’ equity	190,008	194,007
Total liabilities and stockholders' equity	$277,773	$251,529
See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
REVENUES
Rental income	$6,618	$3,673
Tenant reimbursements	1,128	957
Mortgage interest	261	536
	8,007	5,166

EXPENSES
Property operating	1,738	1,049
General and administrative	770	806
Depreciation and amortization	3,924	2,815
Bad debts	67	—
	6,499	4,670
OTHER INCOME (EXPENSE)
Interest expense	(597)	(380)
Interest and other income, net	2	—
	(595)	(380)
NET INCOME	$913	$116

NET INCOME PER COMMON SHARE:
Net income per common share – Basic	$0.07	$0.02
Net income per common share – Diluted	$0.07	$0.02
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC	12,686,183	7,511,183
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-DILUTED	12,819,496	7,562,644
DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.3875	$0.3775

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2017	2016

NET INCOME	$913	$116
Other comprehensive income (loss):
Decrease in fair value of cash flow hedges	(158)	—
Reclassification for amounts recognized as interest expense	6	—
Total other comprehensive loss	(152)	—
COMPREHENSIVE INCOME	$761	$116

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid in Capital	Cumulative Net Income	Accumulated Other Comprehensive Loss	Cumulative Dividends	Total Stockholders' Equity
Balance at December 31, 2016	$—	$130	$214,323	$1,265	$—	$(21,711)	$194,007
Stock-based compensation	—	1	317	—	—	—	318
Unrecognized loss on cash flow hedges	—	—	—	—	(158)	—	(158)
Reclassification adjustment for losses included in net income (interest expense)	—	—	—	—	6	—	6
Net income	—	—	—	913	—	—	913
Dividends to common stockholders ($0.3875 per share)	—	—	—	—	—	(5,078)	(5,078)
Balance at March 31, 2017	$—	$131	$214,640	$2,178	$(152)	$(26,789)	$190,008

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net income	$913	$116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,998	2,906
Stock-based compensation	318	120
Straight-line rent receivable	(265)	(95)
Provision for bad debts, net of recoveries	67	—
Reduction in contingent purchase price	(5)	(188)
Changes in operating assets and liabilities:
Other assets	32	(564)
Accounts payable and accrued liabilities	(578)	455
Other liabilities	75	(164)
Net cash provided by operating activities	4,555	2,586

INVESTING ACTIVITIES
Acquisitions of real estate	(29,311)	(25,326)
Funding of mortgage notes receivable	—	(12,406)
Proceeds from the repayment of notes receivable	140	—
Capital expenditures on existing real estate properties	(64)	(389)
Net cash used in investing activities	(29,235)	(38,121)

FINANCING ACTIVITIES
Net repayments on revolving credit facility	(29,000)	38,000
Term loan borrowings	60,000	—
Dividends paid	(5,078)	(2,912)
Debt issuance costs	(766)	—
Net cash provided by financing activities	25,156	35,088
Increase (decrease) in cash and cash equivalents	$476	$(447)
Cash and cash equivalents, beginning of period	1,568	2,018
Cash and cash equivalents, end of period	$2,044	$1,571

Supplemental Cash Flow Information:
Interest paid	$780	$294
Invoices accrued for construction, tenant improvement and other capitalized costs	$46	$—
Decrease in fair value of cash flow hedges	$(158)	$—

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Business Overview
Community Healthcare Trust Incorporated (the ‘‘Company’’, ‘‘we’’, ‘‘our’’) was organized in the State of Maryland on March 28, 2014. The Company is a fully-integrated healthcare real estate company that owns and acquires real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers in non-urban markets. The Company conducts its business through an UPREIT structure in which its properties are owned by its operating partnership (the "OP"), either directly or through subsidiaries. The Company is the sole general partner of the OP, owning 100% of the OP units. As of March 31, 2017, the Company had investments of approximately $293.2 million in 68 real estate properties and a mortgage, located in 24 states, totaling approximately 1.5 million square feet in the aggregate.

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

This interim financial information should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Management believes that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2017.

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

Jumpstart Our Business Startups Act of 2012
The Company has elected the "emerging growth company" status as permitted under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. The Company elected to "opt out" of the provision allowed under the JOBS Act to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. As a result, we must comply with new or revised accounting standards as required when they are adopted. Our decision to opt out of the extended transition period under the JOBS Act is irrevocable.

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

Notes to Condensed Consolidated Financial Statements - Continued

reporting unit, rather than multiple reporting units, for internal reporting purposes and for internal decision-making. Therefore, the Company discloses its operating results in a single segment.

Cash and Cash Equivalents
Cash and cash equivalents includes short-term investments with original maturities of three months or less when purchased.

Accounting for Real Estate Property Acquisitions
Real estate property acquisitions are accounted for as business combinations or asset purchases. An acquisition accounted for as a business combination is recorded at fair value and related closing costs are expensed. An acquisition accounted for as an asset purchase is recorded at its purchase price, inclusive of acquisition costs, which is allocated among the acquired assets and assumed liabilities based upon their relative fair values at the date of acquisition. Upon the adoption of Accounting Standards Update ("ASU") No, 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, on January 1, 2017, the Company expects that substantially all of its acquisitions will be accounted for as asset acquisitions.
The allocation of real estate property acquisitions may include land, building and improvements, personal property, and identified intangible assets and liabilities (consisting of above- and below-market leases, in-place leases, and tenant relationships) based on the evaluation of information and estimates available at that date, and we allocate the purchase price based on these assessments. We make estimates of the acquisition date fair value of the tangible and intangible assets and acquired liabilities using information obtained from multiple sources as a result of pre-acquisition due diligence, tax records, and other sources. Based on these estimates, we recognize the acquired assets and liabilities at their estimated fair values. We expense transaction costs associated with business combinations in the period incurred. The fair value of tangible property assets acquired considers the value of the property as if vacant determined by comparable sales and other relevant data. The determination of fair value involves the use of significant judgment and estimation. We value land based on various inputs, which may include internal analysis of recently acquired properties, existing comparable properties within our portfolio, or third party appraisals or valuations based on comparable sales.
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
Depreciation and amortization of real estate assets and liabilities in place as of March 31, 2017, is recognized on a straight-line basis over the estimated useful life of the asset. The estimated useful lives at March 31, 2017 are as follows:

Notes to Condensed Consolidated Financial Statements - Continued

Land improvements	3 - 15 years
Buildings	20 - 40 years
Building improvements	3.0 - 39.8 years
Tenant improvements	2.3 - 6.9 years
Lease intangibles	1.4 - 13.7 years
Personal property	3 -10 years

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

Our interest rate swaps are valued in the market using discounted cash flow techniques. These techniques incorporate Level 1 and Level 2 inputs. The market inputs are utilized in the discounted cash flow calculation considering the instrument’s term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation model for interest rate swaps are observable in active markets and are classified as Level 2 in the hierarchy.

Lease Accounting
We, as lessor, make a determination with respect to each of our leases whether they should be accounted for as operating leases or capital leases. The classification criteria is based on estimates regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic useful life of the facilities, the existence of a bargain purchase option, and certain other terms in the lease agreements. We believe all of our leases meet the accounting criteria to be accounted for as operating leases. Payments received under operating leases are accounted for in the Condensed Consolidated Statements of Income as rental revenue for actual cash rent collected

Notes to Condensed Consolidated Financial Statements - Continued

plus or minus straight-line adjustments such as lease escalators. Assets subject to operating leases are reported as real estate investments in the Condensed Consolidated Balance Sheets.

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

Rental income is recognized as earned over the life of the lease agreement on a straight-line basis. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue in amounts more or less than amounts currently due from tenants. If management determines that the collectability of straight-line rents is not reasonably assured, the amount of future revenue recognized may be limited to amounts contractually owed and, where appropriate, establish an allowance for estimated losses. Straight-line rent included in rental income was approximately $265,000 and $95,000, respectively, for the three months ended March 31, 2017 and 2016.

Mortgage interest income is recognized based on the interest rates, maturity dates and amortization periods set forth within each note agreement. Fees received related to its mortgage notes are amortized to mortgage interest income on a straight-line basis which approximates amortization under the effective interest method.

Income received but not yet earned is deferred until such time it is earned. Deferred revenue, included in other liabilities, was approximately $1.1 million and $0.8 million, respectively, at March 31, 2017 and December 31, 2016.

Allowance for Doubtful Accounts and Credit Losses
Accounts Receivable
Management monitors the aging and collectability of its accounts receivable balances on an ongoing basis. Whenever deterioration in the timeliness of payment from a tenant is noted, management investigates and determines the reason or reasons for the delay. Considering all information gathered, management’s judgment is exercised in determining whether a receivable is potentially uncollectible and, if so, how much or what percentage may be uncollectible. Among the factors management considers in determining collectability are: the type of contractual arrangement under which the receivable was recorded (e.g., triple net lease, gross lease, or other type of agreement); the tenant’s reason for slow payment; industry influences under which the tenant operates; evidence of willingness and ability of the tenant to pay the receivable; credit-worthiness of the tenant; collateral, security deposit, letters of credit or other monies held as security; tenant’s historical payment pattern; other contractual agreements between the tenant and the Company; relationship between the tenant and the Company; the state in which the tenant operates; and the existence of a guarantor and the willingness and ability of the guarantor to pay the receivable. Considering these factors and others, management concludes whether all or some of the aged receivable balance is likely uncollectible. Upon determining that some portion of the receivable is likely uncollectible, the Company will record a provision for bad debts for the amount it expects will be uncollectible. When efforts to collect a receivable are exhausted, the receivable amount is charged off against the allowance. At March 31, 2017 and December 31, 2016, the Company had a provision for bad debts of approximately $221,000 and $154,000, respectively.

Notes to Condensed Consolidated Financial Statements - Continued

Mortgage Note Receivable
The Company had one mortgage note receivable outstanding as of March 31, 2017 and December 31, 2016 with a principal balance of $10.8 million and $10.9 million, respectively. Principal and interest are due monthly based on a 20-year amortization schedule, with a balloon payment due at maturity on September 30, 2026.

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

Stock-Based Compensation
The Company's 2014 Incentive Plan is intended to attract and retain qualified persons upon whom, in large measure, our sustained progress, growth and profitability depend, to motivate the participants to achieve long-term company goals and to more closely align the participants’ interests with those of our other stockholders by providing them with a proprietary interest in our growth and performance. The three distinct programs under the 2014 Incentive Plan are the Amended and Restated Alignment of Interest Program, the Amended and Restated Executive Officer Incentive Program and the Non-Executive Officer Incentive Program. Our executive officers, officers, employees, consultants and non-employee directors are eligible to participate in the 2014 Incentive Plan. The 2014 Incentive Plan currently reserves 7% of the Company’s common stock outstanding after the IPO, including any shares of common stock sold by the Company pursuant to the exercise of any over-allotment options, for issuance as awards, or 525,782 shares, of which 106,712 remain available for future issuances. The 2014 Incentive Plan is administered by the Company’s compensation committee, which interprets the 2014 Incentive Plan and has broad discretion to select the eligible persons to whom awards will be granted, as well as the type, size and terms and conditions of each award, including the number of shares subject to awards and the expiration date of, and the vesting schedule or other restrictions (including, without limitation, restrictive covenants) applicable to, awards. The Company recognizes share-based payments to its directors and employees in its Consolidated Statements of Income on a straight-line basis over the requisite service period based on the fair value of the award on the measurement date.

Intangible Assets
Intangible assets with indefinite lives are not amortized, but are tested at least annually for impairment. Intangible assets with finite lives are amortized over their respective lives to their estimated residual values and are reviewed for impairment only when impairment indicators are present.

Identifiable intangible assets of the Company are generally comprised of in-place lease intangible assets, above- and below-market lease intangibles and deferred financing costs. In-place lease intangible assets are amortized on a straight-line basis over the applicable lives of the assets. Deferred financing costs are amortized to interest expense over the term of the related credit facility or other debt instrument using the straight-line method, which approximates the effective interest method.

Contingent Liabilities
From time to time, the Company may be subject to loss contingencies arising from legal proceedings and similar matters. Additionally, while the Company maintains comprehensive liability and property insurance with respect to each of its properties, the Company may be exposed to unforeseen losses related to uninsured or under-insured damages.

Notes to Condensed Consolidated Financial Statements - Continued

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

On occasion, the Company may also have acquisitions which include contingent consideration. In 2016, the Company acquired a medical office building and concurrently recorded the fair value of contingent purchase price of approximately $0.5 million. Subsequently, management monitored this contingency and adjusted its liability to its estimated fair value on a quarterly basis, offsetting property operating expense in the periods when they occurred. At March 31, 2017, the Company had a remaining liability of approximately $0.4 million recorded related to this acquisition, which was subsequently paid and settled in April 2017.

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

The Company classifies interest and penalties related to uncertain tax positions, if any, in the Condensed Consolidated Statements of Income as a component of general and administrative expenses.

Sales and Use Taxes
The Company must pay sales and use taxes to certain state tax authorities based on rent collected from tenants in properties located in those states. The Company is generally reimbursed for those taxes by those tenants. The Company accounts for the payments to the taxing authority and subsequent reimbursement from the tenant on a net basis, included in tenant reimbursement revenue on the Company’s Condensed Consolidated Statements of Income.

Concentration of Credit Risks
Our credit risks primarily relate to cash and cash equivalents, our mortgage note receivable and our interest rate swaps, which are discussed below. Cash and cash equivalents are primarily held in bank accounts and overnight investments. We maintain our bank deposit accounts with large financial institutions in amounts that often exceed federally-insured limits. We have not experienced any losses in such accounts.

Derivative Financial Instruments
In the normal course of business, we are subject to risk from adverse fluctuations in interest rates. We have chosen to manage this risk through the use of derivative financial instruments, or interest rate swaps. Counterparties to these contracts are major financial institutions. We are exposed to credit loss in the event of nonperformance by these counterparties. We do not use derivative instruments for trading or speculative purposes. Our objective in managing exposure to market risk is to limit the impact on cash flows. To qualify for hedge accounting, our interest rate swaps must effectively reduce the risk exposure that they are designed to hedge. In addition, at inception of a qualifying cash flow hedging relationship, the underlying transaction or transactions must be, and be expected to remain, probable of occurring in accordance with our related assertions. All of our hedges are cash flow hedges and are recognized at their fair value in the Condensed Consolidated Balance Sheets. Changes in the fair value of the effective portion of the derivatives are recognized in accumulated other comprehensive loss, whereas the change in fair value of the ineffective portion is recognized in earnings in interest expense.

Notes to Condensed Consolidated Financial Statements - Continued

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

New Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases. This standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are not currently a lessee in any material lease arrangements and the amendments in ASU 2016-02 do not significantly change the current lessor accounting model; therefore, we do not currently believe that the adoption of this standard will have a material impact on our Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, as amended by ASU No. 2015-14, Revenue from Contracts with Customers, a comprehensive new revenue recognition standard that supersedes most existing revenue recognition guidance, including sales of real estate. This standard's core principle is that a company will recognize revenue when it transfers goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods and services. However, leasing contracts, representing the major source of the Company's revenues, are not within the scope of the new standard and will continue to be accounted for under other standards. This new standard is effective for the Company for annual and interim periods beginning on January 1, 2018 with early adoption permitted in 2017. The Company is currently in the early stages of evaluating the impact that ASU 2014-09 will have on revenues and disclosures generated from activities other than leasing.

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

Note 2. Real Estate Investments

At March 31, 2017, the Company had investments of approximately $293.2 million in 68 real estate properties, a mortgage note and corporate property. The following table summarizes the Company's real estate investments.

(Dollars in thousands)	Number of Facilities	Land and Land Improvements	Buildings, Improvements, and Lease Intangibles	Personal Property	Total	Accumulated Depreciation
Medical office buildings:
Florida	4	$4,138	$23,778	$—	$27,916	$1,527
Texas	3	3,096	12,172	—	15,268	2,281
Kansas	2	1,379	10,497	—	11,876	2,093
Ohio	4	2,545	19,447	—	21,992	1,909
Iowa	1	2,241	8,989	—	11,230	358
Other states	9	4,113	32,245	—	36,358	2,425
	23	17,512	107,128	—	124,640	10,593
Physician clinics:
Kansas	3	1,558	10,899	—	12,457	1,379
Florida	3	—	5,950	—	5,950	363
Ohio	1	677	2,590	—	3,267	67
Alabama	1	533	2,663	—	3,196	166
Pennsylvania	1	330	2,776	—	3,106	658
Other states	6	1,655	10,425	—	12,080	1,166
	15	4,753	35,303	—	40,056	3,799
Surgical centers and hospitals:
Louisiana	1	1,683	21,353	—	23,036	177
Illinois	1	2,100	5,410	—	7,510	422
Arizona	2	576	5,389	—	5,965	621
Michigan	2	628	8,267	—	8,895	1,221
Texas	1	528	4,072	—	4,600	659
Other states	4	1,027	6,898	—	7,925	1,534
	11	6,542	51,389	—	57,931	4,634
Specialty centers:
Alabama	3	415	4,417	—	4,832	920
Nevada	1	276	4,402	—	4,678	—
Kentucky	1	193	3,423	—	3,616	572
Texas	1	181	2,992	—	3,173	309
Colorado	1	259	2,791	—	3,050	389
Other states	8	1,261	9,459	—	10,720	578
	15	2,585	27,484	—	30,069	2,768
Behavioral facilities:
Illinois	1	1,300	18,803	—	20,103	392
Ohio	1	514	4,153	—	4,667	—
Indiana	1	270	2,651	—	2,921	94
	3	2,084	25,607	—	27,691	486
Corporate property	—	—	2,011	102	2,113	48
Total owned properties	67	$33,476	$248,922	$102	$282,500	$22,328
Mortgage note receivable, net	1	—	—	—	10,652	—
Total real estate investments	68	$33,476	$248,922	$102	$293,152	$22,328

Notes to Condensed Consolidated Financial Statements - Continued

Note 3. Real Estate Leases

The Company’s properties are generally leased pursuant to non-cancelable, fixed-term operating leases with expiration dates through 2032. The Company’s leases generally require the lessee to pay minimum rent, with fixed rent renewal terms or increases based on a Consumer Price Index and additional rent, which may include taxes (including property tax), insurance, maintenance and other operating costs associated with the leased property.

Future minimum lease payments under the non-cancelable operating leases due the Company for the years ending December 31, as of March 31, 2017, are as follows (in thousands):

2017	$20,152
2018	23,324
2019	19,995
2020	17,222
2021	14,289
2022 and thereafter	81,252
$176,234

Note 4. Real Estate Acquisitions

Property Acquisitions
During the first quarter of 2017, the Company acquired 10 real estate properties totaling approximately 145,000 square feet for an aggregate purchase price of approximately $28.5 million, including cash consideration of approximately $28.4 million. Upon acquisition, the properties were 95.2% leased in the aggregate with lease expirations ranging from 2018 through 2032. Amounts reflected in revenues and net income for the three months ended March 31, 2017 for these properties was approximately $210,000 and $83,000, respectively. Transaction costs totaling approximately $393,000 related to these acquisitions were capitalized in the period as part of the real estate assets. During the first quarter of 2017, the Company also acquired a property, adjacent to its corporate office, for a cash purchase price of approximately $0.9 million. The property is currently leased to a tenant but the Company intends to use the property for future expansion of its corporate office.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the property acquisitions during the first quarter of 2017.

	Estimated Fair Value	Estimated Useful Life
	(In thousands)	(In years)
Land	$3,592
Buildings	21,964	20 - 40
Intangibles:
At-market lease intangibles	4,144	1.4 - 4.2
Total intangibles	4,144
Accounts receivable and other assets assumed	16
Accounts payable, accrued liabilities and other liabilities assumed (1)	(192)
Prorated rent, interest and operating expense reimbursement amounts collected	(213)
Total cash consideration	$29,311
(1) Includes security deposits and tenant improvement allowances received.

Notes to Condensed Consolidated Financial Statements - Continued

Note 5. Debt, net

The table below details the Company's debt as of March 31, 2017 and December 31, 2016.

	Balance as of
(Dollars in thousands)	March 31, 2017	December 31, 2016	Maturity Dates

Revolving Credit Facility	$22,000	$51,000	8/19
5-Year Term Loan, net	29,618	—	3/22
7-Year Term Loan, net	29,617	—	3/24
	$81,235	$51,000

On March 29, 2017, we entered into a second amended and restated Credit Facility (as amended and restated, the "Credit Facility"). The Credit Facility is by and among Community Healthcare OP, LP, the Company, the Lenders from time to time party thereto, and SunTrust Bank, as Administrative Agent. The Company’s material subsidiaries are guarantors of the obligations under the Credit Facility. The Credit Facility provides for a $150.0 million revolving credit facility (the "Revolving Credit Facility") and $100.0 million in term loans (the "Term Loans"). The Credit Facility, through the accordion feature, allows borrowings up to a total of $450.0 million, including the ability to add and fund additional term loans. The Revolving Credit Facility matures on August 9, 2019 and includes two 12-month options to extend the maturity date of the facility, subject to the satisfaction of certain conditions. The Term Loans include a five-year term loan facility in the aggregate principal amount of $50.0 million (the "5-Year Term Loan") which matures on March 29, 2022 and a seven-year term loan facility in the aggregate principal amount of $50.0 million (the "7-Year Term Loan") which matures on March 29, 2024. Upon closing of the Credit Facility on March 29, 2017, the Company borrowed $30.0 million under each of the 5-Year Term Loan and the 7-Year Term Loan. Each of the 5-Year Term Loan and 7-Year Term Loan has a delayed draw feature that is available in up to three draws within 15 months from March 29, 2017, subject to a minimum draw of $10.0 million and pro forma compliance. The Company incurred approximately $766,000 in fees and other costs upon closing of the Credit Facility which are netted against the term loans and are being amortized to interest expense on a straight-line basis which approximates the effective interest method.

Amounts outstanding under the Revolving Credit Facility bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 1.75% to 2.75% or (ii) a base rate plus 0.75% to 1.75%, in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.25% of the amount of the unused portion of the Revolving Credit Facility if amounts borrowed are greater than 33.3% of the borrowing capacity under the Revolving Credit Facility and 0.35% of the unused portion of the Revolving Credit Facility if amounts borrowed are less than or equal to 33.3% of the borrowing capacity under the Revolving Credit Facility. At March 31, 2017, the Company had $22.0 million outstanding under the Revolving Credit Facility with a weighted average interest rate of approximately 4.15% and remaining borrowing capacity of $128.0 million.

Amounts outstanding under the Term Loans bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 2.2% to 2.9% or (ii) a base rate plus 1.25% to 1.9%, in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.35% of the amount of the unused portion of the Term Loans. At March 31, 2017, the Company had $60.0 million outstanding under the Term Loans with a weighted average interest rate of approximately 3.28% (excluding the impact of our interest rate swaps discussed further in Note 6) and remaining borrowing capacity of $40.0 million.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial

Notes to Condensed Consolidated Financial Statements - Continued

maintenance covenants. Also, the Company’s present financing policy prohibits incurring debt (secured or unsecured) in excess of 40% of its total book capitalization. The Company was in compliance with its financial covenants under its Credit Facility at March 31, 2017.

Note 6. Derivative Financial Instruments

Risk Management Objective of Using Derivatives
The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions. The Company does not intend to utilize derivatives for speculative or other purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations.

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and/or caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates rise above the cap strike rate on the contract.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified to interest expense in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2017, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized in interest expense.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s Term Loans. During the next twelve months, the Company estimates that an additional $482,000 will be reclassified from other comprehensive income ("OCI") as an increase to interest expense.

As of March 31, 2017, the Company had two outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk for notional amounts totaling $60.0 million. The Company had recorded the fair value of its interest rate derivatives totaling approximately $152,000 in other liabilities in its Condensed Consolidated Balance Sheet.

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2017 (amounts in thousands).

Notes to Condensed Consolidated Financial Statements - Continued

Three Months Ended
(Dollars in thousands)	March 31, 2017
Amount of gain (loss) recognized in OCI on derivative	$(158)
Amount of gain (loss) reclassified from accumulated OCI into interest expense	$(6)
Amount of gain (loss) recognized in income on derivative (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$—

Credit-risk-related Contingent Features
As of March 31, 2017, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $158,000. As of March 31, 2017, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of approximately $160,000 at March 31, 2017.

Note 7. Stockholders’ Equity

Common Stock
The following table provides a reconciliation of the beginning and ending common stock balances for the three months ended March 31, 2017 and for the year ended December 31, 2016:

	Three Months Ended March 31, 2017	Year Ended December 31, 2016
Balance, beginning of period	12,988,482	7,596,940
Issuance of common stock	—	5,175,000
Restricted stock-based awards	116,771	216,542
Balance, end of period	13,105,253	12,988,482

Universal Shelf S-3 Registration Statement
On September 13, 2016, the Company filed a registration statement on Form S-3 that will allow us to offer debt or equity securities (or a combination thereof) of up to $750.0 million from time to time. The Form S-3 registration statement was declared effective as of September 26, 2016.

Notes to Condensed Consolidated Financial Statements - Continued

Note 8. Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share.

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2017	2016
Net income	$913	$116

Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	13,089,684	7,696,544
Unvested restricted stock	(403,501)	(185,361)
Weighted average Common Shares outstanding–Basic	12,686,183	7,511,183
Weighted average Common Shares outstanding–Basic	12,686,183	7,511,183
Dilutive effect of restricted stock	133,313	51,461
Weighted average Common Shares outstanding –Diluted	12,819,496	7,562,644

Basic Net Income per Common Share	$0.07	$0.02

Diluted Net Income per Common Share	$0.07	$0.02

Note 9. Incentive Plan

Under the Company's 2014 Incentive Plan, awards may be made in the form of restricted stock, cash or a combination of both. Compensation expense recognized from the amortization of the value of the Company's officer, employee and director shares over the applicable vesting periods during the three months ended March 31, 2017 and 2016 was approximately $318,000 and $120,000, respectively.

A summary of the activity under the 2014 Incentive Plan for the three months ended March 31, 2017 and 2016 is included in the table below.

	Three Months Ended March 31,
	2017	2016
Stock-based awards, beginning of period	302,299	85,757
Stock in lieu of compensation	59,285	58,858
Stock awards	57,486	58,856
Total granted	116,771	117,714
Stock-based awards, end of period	419,070	203,471

Notes to Condensed Consolidated Financial Statements - Continued

Note 10. Subsequent Events

Dividend Declared
On May 4, 2017, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.39 per share. The dividend is payable on June 2, 2017 to stockholders of record on May 19, 2017.

Property Acquisitions
Since March 31, 2017 and through May 9, 2017, the Company acquired six real estate properties totaling approximately 79,900 square feet for an aggregate purchase price of approximately $4.1 million, including cash consideration of approximately $4.2 million. Upon acquisition, the properties were 100% leased with lease expirations through 2032.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements
This report and other materials that Community Healthcare Trust Incorporated (the "Company") has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by management of the Company, contain, or will contain, contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “believes”, “expects”, “may”, “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates”, “anticipates” or other similar words or expressions, including the negative thereof. Forward-looking statements are based on certain assumptions and can include future expectations, future plans and strategies, financial and operating projections or other forward-looking information. Such forward-looking statements reflect management’s current beliefs and are based on information currently available to management. Because forward-looking statements relate to future events, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company’s control. Thus, the Company’s actual results and financial condition may differ materially from those indicated in such forward-looking statements. Some factors that might cause such a difference include the following: general volatility of the capital markets and the market price of the Company’s common stock, changes in the Company’s business strategy, availability, terms and deployment of capital, the Company’s ability to refinance existing indebtedness at or prior to maturity on favorable terms, or at all, changes in the real estate industry in general, interest rates or the general economy, adverse developments related to the healthcare industry, the degree and nature of the Company’s competition, the ability to consummate acquisitions under contract and the other factors described in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and the Company’s other filings with the Securities and Exchange Commission from time to time. Readers are therefore cautioned not to place undue reliance on the forward-looking statements contained herein which speak only as of the date hereof. The Company intends these forward-looking statements to speak only as of the time of this report and the Company undertakes no obligation to update forward-looking statements, whether as a result of new information, future developments, or otherwise, except as may be required by law.

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

Real estate acquisitions

During the first quarter of 2017, the Company acquired ten real estate properties totaling approximately 145,000 square feet for an aggregate purchase price of approximately $28.5 million, including cash consideration of approximately $28.4 million. Upon acquisition, the properties were approximately 95.2% leased in the aggregate with lease expirations ranging from 2018 through 2032. During the first quarter of 2017, the Company also acquired a property, adjacent to its corporate office, for a cash purchase price of approximately $0.9 million. The property is currently leased to a tenant but the Company intends to use the property for future expansion of its corporate office.

See Note 4 to the Condensed Consolidated Financial Statements for more details on these acquisitions.

Subsequent Acquisitions

Since March 31, 2017 and through May 9, 2017, the Company acquired six real estate properties totaling approximately 79,900 square feet for an aggregate purchase price of approximately $4.1 million, including cash consideration of approximately $4.2 million. Upon acquisition, the properties were 100% leased with lease expirations through 2032. The acquisitions were funded with proceeds from our Revolving Credit Facility.

Acquisition pipeline

The Company has three properties under definitive purchase agreements for an aggregate expected purchase price of approximately $15.3 million. The Company's expected return on these investments is approximately 9.0%. The Company is currently performing due diligence procedures customary for these types of transactions and cannot provide any assurance as to the timing or when or whether these transactions will actually close.

Lease expirations

As of March 31, 2017, our real estate portfolio was approximately 92.2% leased in the aggregate with lease expirations ranging from 2017 through 2032. We expect that up to approximately 10% to 20% of our leases will expire annually, given that our leases are generally five to seven year leases with physicians or other healthcare providers. Based on annualized rent, approximately 10.8% will expire during the remainder of 2017. Management expects that many of its tenants will renew their leases, but in cases where they do not renew, the Company believes that in most cases it will be able to re-lease those spaces to existing or new tenants without incurring significant loss of rental income.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a material effect on the Company's consolidated financial condition, results of operations or liquidity.

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

Results of Operations

The Company's results of operations for the three months ended March 31, 2017 compared to the same period in 2016 have most significantly been impacted by its real estate acquisitions. As of March 31, 2017 and 2016, the Company had investments in real estate properties, including mortgage notes, totaling approximately $293.2 million and $183.0 million, respectively.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The table below shows our results of operations for the three months ended March 31, 2017 compared to the same period in 2016 and the effect of changes in those results from period to period on our net income.

	Three Months Ended March 31,		Increase (Decrease) to Net Income
(dollars in thousands)	2017	2016	$
REVENUES
Rental income	$6,618	$3,673	$2,945
Tenant reimbursements	1,128	957	171
Mortgage interest	261	536	(275)
	8,007	5,166	2,841
EXPENSES
Property operating	1,738	1,049	(689)
General and administrative	770	806	36
Depreciation and amortization	3,924	2,815	(1,109)
Bad debts	67	—	(67)
	6,499	4,670	(1,829)
OTHER INCOME (EXPENSE)
Interest expense	(597)	(380)	(217)
Interest and other income, net	2	—	2
	(595)	(380)	(215)
NET INCOME	$913	$116	$797

Revenues

Our revenues for the three months ended March 31, 2017 and 2016 totaling $8.0 million and $5.2 million, respectively, represented income generated from our investments in 68 and 46 real estate properties and mortgage notes, respectively. Revenues generally include contractual rents and late fees due under the leases with our tenants, as well as straight-line rent adjustments and estimated operating expense recoveries under our tenant leases, and mortgage interest related to our mortgage note receivable. Rental income includes straight-line rent which increased approximately $170,000 and amortization of below-market leases, net of above-market leases, which increased approximately $26,000 in the first quarter of 2017 compared to the same period in 2016.

Expenses

Our expenses for the three months ended March 31, 2017 and 2016 totaling $6.5 million and $4.7 million, respectively, generally represented expenses related to our real estate properties, general and administrative expenses, depreciation and amortization expense, and bad debt expense as follows:

•
Property operating expenses included expenses incurred related to our 67 and 44 owned real estate properties as of March 31, 2017 and 2016, respectively. Property operating expenses generally include real estate taxes and insurance, utilities, repairs and maintenance and other operating expenses of the properties. Property operating expenses were reduced by approximately $0.2 million for the three months ended March 31, 2016 due to the net adjustments in the fair value of contingent purchase price initially recognized upon the acquisition of two properties in 2016.

•
General and administrative expenses generally included legal, regulatory, accounting and other closing expenses related to the Company’s acquisitions, as well as certain compensation-related and occupancy costs related to its officers, employees and corporate office. Compensation-related expenses increased approximately $0.2 million while professional fees decreased approximately $0.2 million in the first quarter of 2017 compared to the same period in 2016 due to capitalizing transaction costs on acquisitions in 2017 into the real estate assets while transaction costs during 2016 were expensed.

•
Depreciation and amortization generally included depreciation on its buildings and improvements, as well as amortization of intangible assets resulting from the acquisition of its real estate properties.

•	Bad debt expense increased $67,000 for the three months ended March 31, 2017 compared to the same period in 2016 relating to several tenants.

Interest expense

Interest expense for the three months ended March 31, 2017 and 2016 totaling approximately $597,000 and $380,000, respectively, mainly included accrued interest due on the Revolving Credit Facility, on the Term Loans, as well as amortization of deferred financing costs related to the Revolving Credit Facility.

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

	Three Months Ended March 31,
(Dollars in thousands, excepts per share amounts)	2017	2016
Net income	$913	$116
Real estate depreciation and amortization	3,921	2,813
Total adjustments	3,921	2,813
Funds from Operations	$4,834	$2,929
Funds from Operations per Common Share-Basic	$0.38	$0.39
Funds from Operations per Common Share-Diluted	$0.38	$0.39
Weighted Average Common Shares Outstanding-Basic	12,686,183	7,511,183
Weighted Average Common Shares Outstanding-Diluted	12,819,496	7,562,644

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

On March 29, 2017, we entered into its second amended and restated Credit Facility which provides for a $150.0 million Revolving Credit Facility and $100.0 million in Term Loans. The Credit Facility, through the accordion feature, allows borrowings up to a total of $450.0 million, including the ability to add and fund additional term loans. The Revolving Credit Facility matures on August 9, 2019 and includes two 12-month options to extend the maturity date of the facility, subject to the satisfaction of certain conditions. The Term Loans include a five-year term loan facility in the aggregate principal amount of $50.0 million (the "5-Year Term Loan") which matures on March 29, 2022 and a seven-year term loan facility in the aggregate principal amount of $50.0 million (the "7-Year Term Loan") which matures on March 29, 2024. Upon closing of the Credit Facility on March 29, 2017, the Company borrowed $30.0 million under each of the 5-Year Term Loan and the 7-Year Term Loan. Each of the 5-Year Term Loan and 7-Year Term Loan has a delayed draw feature that is available in up to three draws within 15 months from March 29, 2017, subject to a minimum draw of $10.0 million and pro forma compliance. At March 31, 2017, the Company had $22.0 million outstanding under the Revolving Credit Facility with a weighted average interest rate of approximately 4.15% and remaining borrowing capacity of $128.0 million and had $60.0 million outstanding under the Term Loans with a weighted average interest rate of approximately 3.28% and remaining borrowing capacity of $40.0 million. Our debt to total book capitalization ratio was approximately 29.9% at March 31, 2017. See Note 5 to the Condensed Consolidated Financial Statements for more details on the Credit Facility.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. Also, our present financing policy prohibits incurring debt (secured or unsecured) in excess of 40% of our total book capitalization. At March 31, 2017, the Company was in compliance with its financial covenants under the Credit Facility.

On March 31, 2017, the Company entered into interest rate swap agreements that fixed the interest rates on the term loans, resulting in fixed interest rates under the term loans ranging from 4.147% to 4.535% depending on the maturity, the Company’s leverage, and other factors.

Universal Shelf S-3 Registration Statement

On September 13, 2016, the Company filed a registration statement on Form S-3 that will allow us to offer debt or equity securities (or a combination thereof) of up to $750.0 million, from time to time. The Form S-3 registration statement was declared effective as of September 26, 2016.

Subsequent Acquisitions

Since March 31, 2017 and through May 9, 2017, the Company acquired six real estate properties totaling approximately 79,900 square feet for an aggregate purchase price of approximately $4.1 million, including cash consideration of approximately $4.2 million. Upon acquisition, the properties were 100% leased with lease expirations through 2032. The acquisitions were funded with proceeds from our Revolving Credit Facility.

Acquisition pipeline

The Company has three properties under definitive purchase agreements for an aggregate expected purchase price of approximately $15.3 million. The Company's expected return on these investments is approximately 9.0%. The Company is currently performing due diligence procedures customary for these types of transactions and cannot provide any assurance as to the timing or when or whether these transactions will actually close. The Company anticipates funding these investments with cash from operations and through proceeds from its Credit Facility.

Operating Activities

Cash flows provided by operating activities for the three months ended March 31, 2017 and 2016 were approximately $4.6 million and $2.6 million, respectively. Cash flows provided by operating activities were generally provided by contractual rents, net of expenses, on our real estate property portfolio.

Investing Activities

Cash flows used in investing activities for the three months ended March 31, 2017 and 2016 were approximately $29.2 million and $38.1 million, respectively. During the three months ended March 31, 2017, the Company invested in 10 properties for an aggregate purchase price of approximately $28.5 million, including approximately $28.4 million in cash consideration. During the first quarter of 2017, the Company also acquired a property, adjacent to its corporate office, for a cash purchase price of approximately $0.9 million. The property is currently leased to a tenant but the Company intends to use the property for future expansion of its corporate office. During the three months ended March 31, 2016, the Company invested in four properties for an aggregate purchase price of approximately $25.4 million, including approximately $25.3 million in cash consideration, excluding transaction costs, and funded an $12.5 million mortgage note secured by a 85,000 square foot behavioral facility in Illinois.

Financing Activities

Cash flows provided by financing activities for the three months ended March 31, 2017 and 2016 were approximately $25.2 million and $35.1 million, respectively. During the three months ended March 31, 2017, the Company entered into its Credit Facility, borrowing $60.0 million in Term Loans, repaid $29.0 million of its Revolving Credit Facility with proceeds from the Term Loans and paid its quarterly dividends. During the three months ended March 31, 2016, the Company borrowed $38.0 million under its Revolving Credit Facility to fund its real estate investments and paid its quarterly dividends.

Security Deposits

As of March 31, 2017, the Company held approximately $591,000 in security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon the security deposits if there are any defaults under the leases.

Dividends

The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT.

On May 4, 2017, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.390 per share. The dividend is payable on June 2, 2017 to stockholders of record on May 19, 2017. This rate equates to an annualized dividend of $1.56 per share.

On March 3, 2017, the Company paid a cash dividend in the amount of $0.3875 per share to shareholders of record on February 17, 2017. This rate equates to an annual dividend of $1.55 per share.

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

Changes In Internal Control Over Financial Reporting
There were no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this quarterly report, an investor should consider the risk factor below, the risk factors included in its Annual Report on Form 10-K for the year ended December 31, 2016 and other reports that may be filed by the Company.

The Company may enter into swap agreements from time to time that may not effectively reduce its exposure to changes in interest rates.

The Company may enter into swap agreements from time to time that may not effectively reduce its exposure to changes in interest rates. The Company entered into two swap agreements during the three months ended March 31, 2017 and may enter into such agreements in the future to manage some of its exposure to interest rate volatility. These swap agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements. In addition, these arrangements may not be effective in reducing the Company’s exposure to changes in interest rates.

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
10.1 *
Second Amended and Restated Credit Agreement, dated as of March 29, 2017, among Community Healthcare OP, LP, the Company, the Lenders from time to time party hereto, and SunTrust Bank, as Administrative Agent

10.2	First Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Timothy G. Wallace (3)
10.3	First Amendment to Employment Agreement between Community Healthcare Trust Incorporated and W. Page Barnes (4)
10.4	First Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach (5)
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

(3)	Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 18, 2017.

(4)	Filed as Exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 18, 2017.

(5)	Filed as Exhibit 10.3 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 18, 2017.
_________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 9, 2017

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
10.1 *
Second Amended and Restated Credit Agreement, dated as of March 29, 2017, among Community Healthcare OP, LP, the Company, the Lenders from time to time party hereto, and SunTrust Bank, as Administrative Agent

10.2	First Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Timothy G. Wallace (3)
10.3	First Amendment to Employment Agreement between Community Healthcare Trust Incorporated and W. Page Barnes (4)
10.4	First Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach (5)
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

(3)	Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 18, 2017.

(4)	Filed as Exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 18, 2017.

(5)	Filed as Exhibit 10.3 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 18, 2017.
_________

*	Filed herewith.

**	Furnished herewith.