Form 10-Q
period 2017-06-30
Community Healthcare Trust Inc
filed 2017-08-08
CIK 1631569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37401

Community Healthcare Trust Incorporated
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	46-5212033 (I.R.S. Employer Identification No.)
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
Yes  ☐     No ☒

The Registrant had 18,008,663 shares of Common Stock, $0.01 par value per share, outstanding as of July 31, 2017.

COMMUNITY HEALTHCARE TRUST INCORPORATED
FORM 10-Q
June 30, 2017

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	(Unaudited)
	June 30, 2017	December 31, 2016
ASSETS
Real estate properties
Land and land improvements	$37,277	$29,884
Buildings, improvements, and lease intangibles	281,408	222,755
Personal property	109	97
Total real estate properties	318,794	252,736
Less accumulated depreciation	(26,610)	(18,404)
Total real estate properties, net	292,184	234,332
Cash and cash equivalents	831	1,568
Mortgage note receivable, net	10,518	10,786
Other assets, net	5,722	4,843
Total assets	$309,255	$251,529

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Debt, net	$117,251	$51,000
Accounts payable and accrued liabilities	3,057	3,541
Other liabilities	3,533	2,981
Total liabilities	123,841	57,522

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 450,000,000 shares authorized; 13,121,163 and 12,988,482 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	131	130
Additional paid-in capital	214,975	214,323
Cumulative net income	2,644	1,265
Accumulated other comprehensive loss	(436)	—
Cumulative dividends	(31,900)	(21,711)
Total stockholders’ equity	185,414	194,007
Total liabilities and stockholders' equity	$309,255	$251,529
See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUES
Rental income	$7,338	$4,530	$13,956	$8,203
Tenant reimbursements	1,334	1,105	2,462	2,062
Mortgage interest	258	561	519	1,097
	8,930	6,196	16,937	11,362

EXPENSES
Property operating	2,140	1,228	3,878	2,277
General and administrative	835	895	1,605	1,701
Depreciation and amortization	4,281	3,332	8,205	6,147
Bad debts	—	30	67	30
	7,256	5,485	13,755	10,155
OTHER INCOME (EXPENSE)
Interest expense	(1,209)	(222)	(1,806)	(602)
Interest and other income, net	1	19	3	19
	(1,208)	(203)	(1,803)	(583)
NET INCOME	$466	$508	$1,379	$624

NET INCOME PER COMMON SHARE:
Net income per common share – Basic	$0.04	$0.04	$0.11	$0.06
Net income per common share – Diluted	$0.04	$0.04	$0.11	$0.06
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC	12,686,183	12,038,381	12,686,183	9,774,782
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-DILUTED	12,815,605	12,064,839	12,840,730	9,834,050
DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.3900	$0.3800	$0.7775	$0.7575

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

NET INCOME	$466	$508	$1,379	$624
Other comprehensive income (loss):
Decrease in fair value of cash flow hedges	(440)	—	(598)	—
Reclassification for amounts recognized as interest expense	156	—	162	—
Total other comprehensive loss	(284)	—	(436)	—
COMPREHENSIVE INCOME	$182	$508	$943	$624

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid in Capital	Cumulative Net Income	Accumulated Other Comprehensive Loss	Cumulative Dividends	Total Stockholders' Equity
Balance at December 31, 2016	$—	$130	$214,323	$1,265	$—	$(21,711)	$194,007
Stock-based compensation	—	1	652	—	—	—	653
Unrecognized loss on cash flow hedges	—	—	—	—	(598)	—	(598)
Reclassification adjustment for losses included in net income (interest expense)	—	—	—	—	162	—	162
Net income	—	—	—	1,379	—	—	1,379
Dividends to common stockholders ($0.7775 per share)	—	—	—	—	—	(10,189)	(10,189)
Balance at June 30, 2017	$—	$131	$214,975	$2,644	$(436)	$(31,900)	$185,414

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$1,379	$624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,389	6,191
Stock-based compensation	653	262
Straight-line rent receivable	(544)	(234)
Straight-line rent liability	9	—
Provision for bad debts, net of recoveries	67	(30)
Reduction in contingent purchase price	(5)	(481)
Changes in operating assets and liabilities:
Other assets	(641)	(815)
Accounts payable and accrued liabilities	(512)	1,638
Other liabilities	11	(219)
Net cash provided by operating activities	8,806	6,936

INVESTING ACTIVITIES
Acquisitions of real estate	(65,165)	(46,233)
Funding of mortgage notes receivable	—	(12,406)
Proceeds from the repayment of notes receivable	294	—
Capital expenditures on existing real estate properties	(306)	(706)
Net cash used in investing activities	(65,177)	(59,345)

FINANCING ACTIVITIES
Net borrowings (repayments) on revolving credit facility	7,000	(17,000)
Term loan borrowings	60,000	—
Dividends paid	(10,189)	(7,814)
Net proceeds from issuance of common stock	—	86,804
Equity issuance costs	—	(679)
Debt issuance costs	(784)	—
Settlement of contingent purchase price	(393)	—
Net cash provided by financing activities	55,634	61,311
Increase (decrease) in cash and cash equivalents	(737)	8,902
Cash and cash equivalents, beginning of period	1,568	2,018
Cash and cash equivalents, end of period	$831	$10,920

Supplemental Cash Flow Information:
Interest paid	$1,665	$474
Invoices accrued for construction, tenant improvement and other capitalized costs	$3	$80
Reclassification between accounts and notes receivable	$476	$—
Conversion of mortgage note upon acquisition of real estate property	$—	$12,500
Decrease in fair value of cash flow hedges	$(598)	$—
See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Business Overview
Community Healthcare Trust Incorporated (the ‘‘Company’’, ‘‘we’’, ‘‘our’’) was organized in the State of Maryland on March 28, 2014. The Company is a fully-integrated healthcare real estate company that owns and acquires real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers in non-urban markets. The Company conducts its business through an UPREIT structure in which its properties are owned by its operating partnership (the "OP"), either directly or through subsidiaries. The Company is the sole general partner of the OP, owning 100% of the OP units. As of June 30, 2017, the Company had investments of approximately $329.3 million in 78 real estate properties, including a mortgage note, located in 25 states, totaling approximately 1.7 million square feet in the aggregate.

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

Notes to Condensed Consolidated Financial Statements - Continued

Depreciation and amortization of real estate assets and liabilities in place as of June 30, 2017, is recognized on a straight-line basis over the estimated useful life of the asset. The estimated useful lives at June 30, 2017 are as follows:

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

Lease Accounting
We, as lessor, make a determination with respect to each of our leases whether they should be accounted for as operating leases or capital leases. The classification criteria is based on estimates regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic useful life of the facilities, the existence of a bargain purchase option, and certain other terms in the lease agreements. We believe all of our leases

Notes to Condensed Consolidated Financial Statements - Continued

meet the accounting criteria to be accounted for as operating leases. Payments received under operating leases are accounted for in the Condensed Consolidated Statements of Income as rental revenue for actual cash rent collected plus or minus straight-line adjustments such as lease escalators. Assets subject to operating leases are reported as real estate investments in the Condensed Consolidated Balance Sheets.

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

Rental income is recognized as earned over the life of the lease agreement on a straight-line basis. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue in amounts more or less than amounts currently due from tenants. If management determines that the collectability of straight-line rents is not reasonably assured, the amount of future revenue recognized may be limited to amounts contractually owed and, where appropriate, establish an allowance for estimated losses. Straight-line rent included in rental income was approximately $270,000 and $138,000, respectively, for the three months ended June 30, 2017 and 2016 and was $535,000 and $234,000, respectively, for the six months ended June 30, 2017 and 2016.

Mortgage interest income is recognized based on the interest rates, maturity dates and amortization periods set forth within each note agreement. Fees received related to its mortgage notes are amortized to mortgage interest income on a straight-line basis which approximates amortization under the effective interest method.

Income received but not yet earned is deferred until such time it is earned. Deferred revenue, included in other liabilities, was approximately $1.0 million and $0.8 million, respectively, at June 30, 2017 and December 31, 2016.

Allowance for Doubtful Accounts and Credit Losses
Accounts Receivable
Management monitors the aging and collectability of its accounts receivable balances on an ongoing basis. Whenever deterioration in the timeliness of payment from a tenant is noted, management investigates and determines the reason or reasons for the delay. Considering all information gathered, management’s judgment is exercised in determining whether a receivable is potentially uncollectible and, if so, how much or what percentage may be uncollectible. Among the factors management considers in determining collectability are: the type of contractual arrangement under which the receivable was recorded (e.g., triple net lease, gross lease, or other type of agreement); the tenant’s reason for slow payment; industry influences under which the tenant operates; evidence of willingness and ability of the tenant to pay the receivable; credit-worthiness of the tenant; collateral, security deposit, letters of credit or other monies held as security; tenant’s historical payment pattern; other contractual agreements between the tenant and the Company; relationship between the tenant and the Company; the state in which the tenant operates; and the existence of a guarantor and the willingness and ability of the guarantor to pay the receivable. Considering these factors and others, management concludes whether all or some of the aged receivable balance is likely uncollectible. Upon determining that some portion of the receivable is likely uncollectible, the Company will record a provision for bad debts for the amount it expects will be uncollectible. When efforts to collect a receivable are exhausted, the receivable amount is charged off against the allowance. At June 30, 2017 and December 31, 2016, the Company had an allowance for bad debts of approximately $221,000 and $154,000, respectively.

Notes to Condensed Consolidated Financial Statements - Continued

Mortgage Note Receivable
The Company evaluates collectability of mortgage notes and records allowances as necessary. A note is impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan as scheduled, including both contractual interest and principal payments. This assessment also includes an evaluation of the loan collateral. If a mortgage loan becomes past due, the Company will review the specific circumstances and may discontinue the accrual of interest on the loan. The loan is not returned to accrual status until the debtor has demonstrated the ability to continue debt service in accordance with the contractual terms. Loans placed on non-accrual status will be accounted for on a cash basis, in which income is recognized only upon the receipt of cash, or on a cost-recovery basis, in which all cash receipts reduce the carrying value of the loan, based on the Company's expectation of future collectability.

The Company had one mortgage note receivable outstanding as of June 30, 2017 and December 31, 2016 with a principal balance of $10.6 million and $10.9 million, respectively. Principal and interest are due monthly based on a 20-year amortization schedule, with a balloon payment due at maturity on September 30, 2026. The borrower and several related entities filed for voluntary bankruptcy on June 23, 2017. As of June 30, 2017, the net balance on the mortgage note was approximately $10.5 million and the borrower was current on all obligations to the Company. The Company has evaluated the collectability of the mortgage note, and based on information currently available, believes the note to be collectible. The Company will continue to evaluate the collectability of the note as additional information becomes available.

The Company may receive loan or commitment fees upon the funding of a mortgage note. The Company will amortize those fees into income over the life of the mortgage note on a straight line basis and will reflect the mortgage note, net of the unamortized fees, on its Consolidated Balance Sheet.

Stock-Based Compensation
The Company's 2014 Incentive Plan, as amended, or our 2014 Incentive Plan, is intended to attract and retain qualified persons upon whom, in large measure, our sustained progress, growth and profitability depend, to motivate the participants to achieve long-term company goals and to more closely align the participants’ interests with those of our other stockholders by providing them with a proprietary interest in our growth and performance. The three distinct programs under the 2014 Incentive Plan are the Amended and Restated Alignment of Interest Program, the Amended and Restated Executive Officer Incentive Program and the Non-Executive Officer Incentive Program. Our executive officers, officers, employees, consultants and non-employee directors are eligible to participate in the 2014 Incentive Plan. The 2014 Incentive Plan increases, on an annual basis, the number of shares of common stock available for issuance to an amount equal to 7% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year. The 2014 Incentive Plan is administered by the Company’s compensation committee, which interprets the 2014 Incentive Plan and has broad discretion to select the eligible persons to whom awards will be granted, as well as the type, size and terms and conditions of each award, including the number of shares subject to awards and the expiration date of, and the vesting schedule or other restrictions (including, without limitation, restrictive covenants) applicable to, awards. The Company recognizes share-based payments to its directors and employees in its Consolidated Statements of Income on a straight-line basis over the requisite service period based on the fair value of the award on the measurement date.

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

Notes to Condensed Consolidated Financial Statements - Continued

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

On occasion, the Company may also have acquisitions which include contingent consideration. In 2016, the Company acquired a medical office building and concurrently recorded the fair value of contingent purchase price of approximately $0.5 million. Subsequently, management monitored this contingency and adjusted its liability to its estimated fair value on a quarterly basis, offsetting property operating expense in the periods when they occurred. In April 2017, the Company paid approximately $0.4 million in settlement of this contingent liability.

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

Notes to Condensed Consolidated Financial Statements - Continued

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

In May 2014, the FASB issued ASU No. 2014-09, as amended by ASU No. 2015-14, Revenue from Contracts with Customers, a comprehensive new revenue recognition standard that supersedes most existing revenue recognition guidance, including sales of real estate. This standard's core principle is that a company will recognize revenue when it transfers goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods and services. However, leasing contracts, representing the major source of the Company's revenues, are not within the scope of the new standard and will continue to be accounted for under other standards. This new standard is effective for the Company for annual and interim periods beginning on January 1, 2018 with early adoption permitted in 2017. The Company is currently in the early stages of evaluating the impact that ASU 2014-09 will have on revenues and disclosures generated from activities other than leasing, such as non-lease components and mortgages.

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

Notes to Condensed Consolidated Financial Statements - Continued

future, however, the impact of this new guidance will depend on future transactions, though the impact will only be related to the classification of those items on the statement of cash flows and will not impact the Company's cash flows or its results of operations.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718), which provides guidance about which changes in the terms or conditions of a share-based payment award require a company to apply modification accounting in Topic 718. Under ASU No. 2017-09, a company will generally be required to apply modification accounting unless the fair value or intrinsic value of the modified award, the vesting conditions of the modified award, and the classification of the modified award as equity or a liability are the same as the original award immediately before the award is modified. This standard is effective for the Company on January 1, 2018 with early adoption permitted. The Company does not believe the adoption of this standard will have an impact on its results of operations, but could impact the accounting on future modifications of share-based awards.

Note 2. Real Estate Investments

At June 30, 2017, the Company had investments of approximately $329.3 million in 78 real estate properties, including a mortgage note. The following table summarizes the Company's real estate investments.

(Dollars in thousands)	Number of Facilities	Land and Land Improvements	Buildings, Improvements, and Lease Intangibles	Personal Property	Total	Accumulated Depreciation
Medical office buildings:
Florida	4	$4,138	$23,777	$—	$27,915	$1,847
Ohio	5	3,167	23,516	—	26,683	2,394
Texas	3	3,096	12,172	—	15,268	2,615
Kansas	2	1,379	10,497	—	11,876	2,205
Iowa	1	2,241	8,979	—	11,220	621
Illinois	1	821	8,760	—	9,581	1,213
Virginia	1	369	4,649	—	5,018	78
Other states	13	3,272	22,692	—	25,964	1,665
	30	18,483	115,042	—	133,525	12,638
Physician clinics:
Kansas	3	1,616	10,899	—	12,515	1,579
Florida	3	—	5,950	—	5,950	413
Illinois	1	1,891	3,134	—	5,025	5
Other states	9	3,195	18,459	—	21,654	2,401
	16	6,702	38,442	—	45,144	4,398
Surgical centers and hospitals:
Louisiana	1	1,683	21,353	—	23,036	311
Indiana	1	523	14,405	—	14,928	15
Michigan	2	629	8,266	—	8,895	1,467
Illinois	1	2,171	5,410	—	7,581	527
Florida	1	271	7,004	—	7,275	4
Arizona	2	576	5,389	—	5,965	748
Other states	5	1,555	11,001	—	12,556	2,463
	13	7,408	72,828	—	80,236	5,535
Specialty centers:
Alabama	3	415	4,417	—	4,832	1,045
Nevada	1	276	4,402	—	4,678	92
Kentucky	1	193	3,432	—	3,625	651
Other states	10	1,716	15,227	—	16,943	1,532
	15	2,600	27,478	—	30,078	3,320
Behavioral facilities:
Illinois	1	1,300	18,803	—	20,103	509
Ohio	1	514	4,153	—	4,667	26
Indiana	1	270	2,651	—	2,921	111
	3	2,084	25,607	—	27,691	646
Corporate property	—	—	2,011	109	2,120	73
Total owned properties	77	$37,277	$281,408	$109	$318,794	$26,610
Mortgage note receivable, net	1	—	—	—	10,518	—
Total real estate investments	78	$37,277	$281,408	$109	$329,312	$26,610

Notes to Condensed Consolidated Financial Statements - Continued

Note 3. Real Estate Leases

The Company’s properties are generally leased pursuant to non-cancelable, fixed-term operating leases with expiration dates through 2033. The Company’s leases generally require the lessee to pay minimum rent, with fixed rent renewal terms or increases based on a Consumer Price Index and additional rent, which may include taxes (including property tax), insurance, maintenance and other operating costs associated with the leased property.

Future minimum lease payments under the non-cancelable operating leases due the Company for the years ending December 31, as of June 30, 2017, are as follows (in thousands):

2017	$15,082
2018	27,225
2019	24,065
2020	21,403
2021	18,518
2022 and thereafter	103,039
$209,332

Note 4. Real Estate Acquisitions

Property Acquisitions
During the second quarter of 2017, the Company acquired 10 real estate properties totaling approximately 203,000 square feet for an aggregate purchase price of approximately $36.2 million, including cash consideration of approximately $35.9 million. Upon acquisition, the properties were 100% leased in the aggregate with lease expirations ranging from 2019 through 2032. Amounts reflected in revenues and net income for the three months ended June 30, 2017 for these properties was approximately $0.2 million and $0.1 million, respectively. Transaction costs totaling approximately $0.3 million related to these acquisitions were capitalized in the period as part of the real estate assets.

During the first quarter of 2017, the Company acquired 10 real estate properties totaling approximately 145,000 square feet for an aggregate purchase price of approximately $28.5 million, including cash consideration of approximately $28.4 million. Upon acquisition, the properties were 95.2% leased in the aggregate with lease expirations ranging from 2018 through 2032. Amounts reflected in revenues and net income for the six months ended June 30, 2017 for these properties was approximately $1.1 million and $0.3 million, respectively. Transaction costs totaling approximately $0.4 million related to these acquisitions were capitalized in the period as part of the real estate assets. During the first quarter of 2017, the Company also acquired a property, adjacent to its corporate office, for a cash purchase price of approximately $0.9 million. The property is currently leased to a tenant but the Company intends to use the property for future expansion of its corporate office.

Notes to Condensed Consolidated Financial Statements - Continued

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the property acquisitions for the first six months of 2017.

	Estimated Fair Value	Estimated Useful Life
	(In thousands)	(In years)
Land	$7,264
Buildings	49,506	20 - 40
Intangibles:
In place lease intangibles	8,982	1.4 - 8.9
Total intangibles	8,982
Accounts receivable and other assets assumed	16
Accounts payable, accrued liabilities and other liabilities assumed (1)	(332)
Prorated rent, interest and operating expense reimbursement amounts collected	(271)
Total cash consideration	$65,165
(1) Includes security deposits received.

Note 5. Debt, net

The table below details the Company's debt as of June 30, 2017 and December 31, 2016.

	Balance as of
(Dollars in thousands)	June 30, 2017	December 31, 2016	Maturity Dates

Revolving Credit Facility	$58,000	$51,000	8/19
5-Year Term Loan, net	29,628	—	3/22
7-Year Term Loan, net	29,623	—	3/24
	$117,251	$51,000

On March 29, 2017, we entered into a second amended and restated Credit Facility (as amended and restated, the "Credit Facility"). The Credit Facility is by and among Community Healthcare OP, LP, the Company, the Lenders from time to time party thereto, and SunTrust Bank, as Administrative Agent. The Company’s material subsidiaries are guarantors of the obligations under the Credit Facility. The Credit Facility provides for a $150.0 million revolving credit facility (the "Revolving Credit Facility") and $100.0 million in term loans (the "Term Loans"). The Credit Facility, through the accordion feature, allows borrowings up to a total of $450.0 million, including the ability to add and fund additional term loans. The Revolving Credit Facility matures on August 9, 2019 and includes two 12-month options to extend the maturity date of the facility, subject to the satisfaction of certain conditions. The Term Loans include a five-year term loan facility in the aggregate principal amount of $50.0 million (the "5-Year Term Loan") which matures on March 29, 2022 and a seven-year term loan facility in the aggregate principal amount of $50.0 million (the "7-Year Term Loan") which matures on March 29, 2024. Upon closing of the Credit Facility on March 29, 2017, the Company borrowed $30.0 million under each of the 5-Year Term Loan and the 7-Year Term Loan. Each of the 5-Year Term Loan and 7-Year Term Loan has a delayed draw feature that is available in up to three draws within 15 months from March 29, 2017, subject to a minimum draw of $10.0 million and pro forma compliance. The Company incurred approximately $784,000 in fees and other costs upon closing of the Credit Facility which are netted against the term loans and are being amortized to interest expense on a straight-line basis which approximates the effective interest method.

Amounts outstanding under the Revolving Credit Facility bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 1.75% to 2.75% or (ii) a base rate plus 0.75% to 1.75%, in each case,

Notes to Condensed Consolidated Financial Statements - Continued

depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.25% of the amount of the unused portion of the Revolving Credit Facility if amounts borrowed are greater than 33.3% of the borrowing capacity under the Revolving Credit Facility and 0.35% of the unused portion of the Revolving Credit Facility if amounts borrowed are less than or equal to 33.3% of the borrowing capacity under the Revolving Credit Facility. At June 30, 2017, the Company had $58.0 million outstanding under the Revolving Credit Facility with a weighted average interest rate of approximately 3.45% and remaining borrowing capacity of $92.0 million. See Note 10 for subsequent repayment of the balance outstanding of the Revolving Credit Facility.

Amounts outstanding under the Term Loans bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 2.2% to 2.9% or (ii) a base rate plus 1.25% to 1.9%, in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.35% of the amount of the unused portion of the Term Loans. The Company entered into interest rate swaps to fix the interest rates on the term loans as discussed in Note 6. At June 30, 2017, the Company had $60.0 million outstanding under the Term Loans with a fixed weighted average interest rate under the swaps of approximately 4.34% and remaining borrowing capacity of $40.0 million.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. Also, the Company’s present financing policy prohibits incurring debt (secured or unsecured) in excess of 40% of its total book capitalization. The Company was in compliance with its financial covenants under its Credit Facility at June 30, 2017.

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

As of June 30, 2017, the Company had two outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk for notional amounts totaling $60.0 million. The Company had recorded the fair value of its interest rate derivatives totaling approximately $436,000 in other liabilities in its Condensed Consolidated Balance Sheet.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified to interest expense in the period

Notes to Condensed Consolidated Financial Statements - Continued

that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized in interest expense.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s Term Loans. During the next twelve months, the Company estimates that an additional $404,000 will be reclassified from other comprehensive income ("OCI") as an increase to interest expense.

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2017.

(Dollars in thousands)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Amount of gain (loss) recognized in OCI on derivative	$(440)	$(598)
Amount of gain (loss) reclassified from accumulated OCI into interest expense	$(156)	$(162)
Amount of gain (loss) recognized in income on derivative (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$—	$—

Credit-risk-related Contingent Features
As of June 30, 2017, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $439,000. As of June 30, 2017, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of approximately $460,000 at June 30, 2017.

Note 7. Stockholders’ Equity

Common Stock
The following table provides a reconciliation of the beginning and ending common stock balances for the six months ended June 30, 2017 and for the year ended December 31, 2016:

	Six Months Ended June 30, 2017	Year Ended December 31, 2016
Balance, beginning of period	12,988,482	7,596,940
Issuance of common stock	—	5,175,000
Restricted stock-based awards	132,681	216,542
Balance, end of period	13,121,163	12,988,482

Universal Shelf S-3 Registration Statement
On September 13, 2016, the Company filed a registration statement on Form S-3 that allows us to offer debt or equity securities (or a combination thereof) of up to $750.0 million from time to time. The Form S-3 registration statement was declared effective as of September 26, 2016. During July 2017, the Company completed an equity offering, discussed in more detail in Note 10, and issued approximately $114.6 million in shares of its common stock under its Form S-3 registration statement, which results in approximately $635.4 million remaining to be issued under the Form S-3 registration statement.

Notes to Condensed Consolidated Financial Statements - Continued

Note 8. Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share.

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
(Dollars in thousands, except per share data)	2017	2016	2017	2016
Net income	$466	$508	$1,379	$624

Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	13,108,974	12,249,676	13,099,382	9,973,110
Unvested restricted stock	(422,791)	(211,295)	(413,199)	(198,328)
Weighted average Common Shares outstanding–Basic	12,686,183	12,038,381	12,686,183	9,774,782
Weighted average Common Shares outstanding–Basic	12,686,183	12,038,381	12,686,183	9,774,782
Dilutive effect of restricted stock	129,422	26,458	154,547	59,268
Weighted average Common Shares outstanding –Diluted	12,815,605	12,064,839	12,840,730	9,834,050

Basic Net Income per Common Share	$0.04	$0.04	$0.11	$0.06

Diluted Net Income per Common Share	$0.04	$0.04	$0.11	$0.06

Note 9. Incentive Plan

Under the Company's 2014 Incentive Plan, awards may be made in the form of restricted stock, cash or a combination of both. Compensation expense recognized from the amortization of the value of the Company's officer, employee and director shares over the applicable vesting periods during the three months ended June 30, 2017 and 2016 was approximately $0.3 million and $0.1 million, respectively, and during the six months ended June 30, 2017 and 2016 was approximately $0.7 million and $0.3 million, respectively.

A summary of the activity under the 2014 Incentive Plan for the three and six months ended June 30, 2017 and 2016 is included in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock-based awards, beginning of period	419,070	203,471	302,299	85,757
Stock in lieu of compensation	4,843	7,074	64,128	65,931
Stock awards	11,067	14,350	68,553	73,207
Total granted	15,910	21,424	132,681	139,138
Stock-based awards, end of period	434,980	224,895	434,980	224,895

Notes to Condensed Consolidated Financial Statements - Continued

Note 10. Subsequent Events

Dividend Declared
On August 7, 2017, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.3925 per share. The dividend is payable on September 1, 2017 to stockholders of record on August 28, 2017.

Equity Offering
On July 26, 2017, the Company completed a public offering of 4,887,500 shares of its common stock, including 637,500 shares of common stock issued in connection with the exercise in full of the underwriters' option to purchase additional shares, and received net proceeds of approximately $108.9 million after deducting underwriting discount and commissions and estimated offering expenses payable by the Company.

Proceeds from the offering were used to repay the outstanding balance on our revolving credit facility totaling $58.0 million. The remaining proceeds will be used to fund our future investments and for general corporate and working capital purposes.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements
This report and other materials that Community Healthcare Trust Incorporated (the "Company") has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by management of the Company, contain, or will contain, contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “believes”, “expects”, “may”, “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates”, “anticipates” or other similar words or expressions, including the negative thereof. Forward-looking statements are based on certain assumptions and can include future expectations, future plans and strategies, financial and operating projections or other forward-looking information. Such forward-looking statements reflect management’s current beliefs and are based on information currently available to management. Because forward-looking statements relate to future events, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company’s control. Thus, the Company’s actual results and financial condition may differ materially from those indicated in such forward-looking statements. Some factors that might cause such a difference include the following: general volatility of the capital markets and the market price of the Company’s common stock, changes in the Company’s business strategy, availability, terms and deployment of capital, the Company’s ability to refinance existing indebtedness at or prior to maturity on favorable terms, or at all, changes in the real estate industry in general, interest rates or the general economy, adverse developments related to the healthcare industry, the degree and nature of the Company’s competition, the ability to consummate acquisitions under contract and the other factors described in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, the Company's Quarterly Reports on Form 10-Q for the three months ended March 31, 2017 and June 30, 2017, and the Company’s other filings with the Securities and Exchange Commission from time to time. Readers are therefore cautioned not to place undue reliance on the forward-looking statements contained herein which speak only as of the date hereof. The Company intends these forward-looking statements to speak only as of the time of this report and the Company undertakes no obligation to update forward-looking statements, whether as a result of new information, future developments, or otherwise, except as may be required by law.

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

Real estate acquisitions

During the second quarter of 2017, the Company acquired 10 real estate properties totaling approximately 203,000 square feet for an aggregate purchase price of approximately $36.2 million, including cash consideration of approximately $35.9 million. Upon acquisition, the properties were 100% leased in the aggregate with lease expirations ranging from 2019 through 2032.

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

Leased square footage

As of June 30, 2017, our real estate portfolio was approximately 92.7% leased. During the second quarter of 2017, we had expiring or terminated leased related to approximately 28,800 square feet and leased or renewed leases relating to approximately 48,000 square feet.

Equity Offering

On July 26, 2017, the Company completed a public offering of 4,887,500 shares of its common stock, including 637,500 shares of common stock issued in connection with the exercise in full of the underwriters' option to purchase additional shares, and received net proceeds of approximately $108.9 million after deducting underwriting discount and commissions and estimated offering expenses payable by the Company.

Proceeds from the offering were used to repay the outstanding balance on our revolving credit facility totaling $58.0 million. The remaining proceeds will be used to fund our future investments and for general corporate and working capital purposes.

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

Results of Operations

The Company's results of operations for the three months ended June 30, 2017 compared to the same period in 2016 have most significantly been impacted by its real estate acquisitions. As of June 30, 2017 and 2016, the Company had investments in real estate properties, including mortgage notes, totaling approximately $329.3 million and $205.0 million, respectively.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The table below shows our results of operations for the three months ended June 30, 2017 compared to the same period in 2016 and the effect of changes in those results from period to period on our net income.

	Three Months Ended June 30,		Increase (Decrease) to Net Income
(dollars in thousands)	2017	2016	$
REVENUES
Rental income	$7,338	$4,530	$2,808
Tenant reimbursements	1,334	1,105	229
Mortgage interest	258	561	(303)
	8,930	6,196	2,734
EXPENSES
Property operating	2,140	1,228	(912)
General and administrative	835	895	60
Depreciation and amortization	4,281	3,332	(949)
Bad debts	—	30	30
	7,256	5,485	(1,771)
OTHER INCOME (EXPENSE)
Interest expense	(1,209)	(222)	(987)
Interest and other income, net	1	19	(18)
	(1,208)	(203)	(1,005)
NET INCOME	$466	$508	$(42)

Revenues

Our revenues for the three months ended June 30, 2017 and 2016 totaling approximately $8.9 million and $6.2 million, respectively, represented income generated from our investments in 78 and 48 real estate properties and mortgage notes, respectively. Revenues generally include contractual rents and late fees due under the leases with our tenants, as well as straight-line rent adjustments and estimated operating expense recoveries under our tenant leases, and mortgage interest related to our mortgage notes receivable.

•	Rental income for the three months ended June 30, 2017 compared to the same period in 2016 increased approximately $2.5 million related to properties acquired since June 30, 2016.

•	Tenant reimbursements for the three months ended June 30, 2017 compared to the same period in 2016 increased approximately $0.2 million related to properties acquired since June 30, 2016.

•
Mortgage interest decreased approximately $0.3 million for the three months ended June 30, 2017 compared to the same period in 2016 due to interest recorded during 2016 related to a $12.5 million mortgage note that the Company funded in the first quarter of 2016 and then converted to real estate upon the acquisition of the property in the second quarter of 2016.

Expenses

Our expenses for the three months ended June 30, 2017 and 2016 totaling approximately $7.3 million and $5.5 million, respectively, generally represented expenses related to our real estate properties, general and administrative expenses, depreciation and amortization expense, and bad debt expense.

•
Property operating expenses included expenses incurred related to our owned real estate properties and generally include real estate taxes and insurance, utilities, repairs and maintenance and other operating expenses of the properties. Property operating expenses for the three months ended June 30, 2017 compared to the same period in 2016 increased approximately $0.4 million related to properties acquired since June 30, 2016. Property operating expenses for the three months ended June 30, 2016 were also reduced by approximately $0.3 million due to net fair value adjustments of the contingent purchase price initially recognized upon the acquisition of two properties in 2016.

•
General and administrative expenses generally included legal, regulatory, and accounting fees, as well as certain compensation-related and occupancy costs related to its officers, employees and corporate office. General and administrative expenses for the three months ended June 30, 2016 also included approximately $0.2 million in closing expenses related to the Company's acquisitions. The Company included closing costs as part of the purchase price for its acquisitions in 2017 upon the adoption of ASU No, 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which is discussed in more detail in Note 1. Other legal, regulatory and accounting fees not related to the acquisition of properties increased approximately $0.1 million for the three months ended June 30, 2017 compared to the same period in 2016.

•
Depreciation and amortization generally included depreciation on its buildings and improvements, as well as amortization of intangible assets resulting from the acquisition of its real estate properties, Depreciation and amortization for the three months ended June 30, 2017 compared to the same period in 2016 increased approximately $1.3 million related to properties acquired since June 30, 2016 while certain intangible assets became fully depreciated resulting in a decrease of approximately $0.5 million.

Interest expense

Interest expense for the three months ended June 30, 2017 and 2016 totaling approximately $1.2 million and $0.2 million, respectively, mainly included accrued interest due on the Revolving Credit Facility, on the Term Loans, as well as amortization of deferred financing costs related to the Revolving Credit Facility. In April 2016, the Company

completed a follow-on public offering of 5,175,000 shares of its common stock and received $86.8 million from the offering which was partially used to repay the outstanding balance on its revolving credit facility. The Company did not borrow any additional amounts on its revolving credit facility throughout the second quarter of 2016, resulting in lower interest expense.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The table below shows our results of operations for the six months ended June 30, 2017 compared to the same period in 2016 and the effect of changes in those results from period to period on our net income.

	Six Months Ended June 30,		Increase (Decrease) to Net Income
(dollars in thousands)	2017	2016	$
REVENUES
Rental income	$13,956	$8,203	$5,753
Tenant reimbursements	2,462	2,062	400
Mortgage interest	519	1,097	(578)
	16,937	11,362	5,575
EXPENSES
Property operating	3,878	2,277	(1,601)
General and administrative	1,605	1,701	96
Depreciation and amortization	8,205	6,147	(2,058)
Bad debts	67	30	(37)
	13,755	10,155	(3,600)
OTHER INCOME (EXPENSE)
Interest expense	(1,806)	(602)	(1,204)
Interest and other income, net	3	19	(16)
	(1,803)	(583)	(1,220)
NET INCOME	$1,379	$624	$755

Revenues

Our revenues for the six months ended June 30, 2017 and 2016 totaling approximately $16.9 million and $11.4 million, respectively, represented income generated from our investments in 78 and 48 real estate properties and mortgage notes, respectively. Revenues generally include contractual rents and late fees due under the leases with our tenants, as well as straight-line rent adjustments and estimated operating expense recoveries under our tenant leases, and mortgage interest related to our mortgage notes receivable.

•
Rental income for the six months ended June 30, 2017 compared to the same period in 2016 increased approximately $4.2 million related to properties acquired since June 30, 2016. The remaining increase is mostly due to rental income on properties acquired from January 1, 2016 through June 30, 2016.

•
Tenant reimbursements for the six months ended June 30, 2017 compared to the same period in 2016 increased approximately $0.3 million related to properties acquired since June 30, 2016. The remaining increase is mostly due to rental income on properties acquired from January 1, 2016 through June 30, 2016.

•
Mortgage interest decreased approximately $0.6 million for the six months ended June 30, 2017 compared to the same period in 2016 due to interest recorded during 2016 related to a $12.5 million mortgage note that the Company funded in the first quarter of 2016 and then converted to real estate upon the acquisition of the property in the second quarter of 2016.

Expenses

Our expenses for the six months ended June 30, 2017 and 2016 totaling approximately $13.8 million and $10.2 million, respectively, generally represented expenses related to our real estate properties, general and administrative expenses, depreciation and amortization expense, and bad debt expense.

•
Property operating expenses included expenses incurred related to our owned real estate properties and generally include real estate taxes and insurance, utilities, repairs and maintenance and other operating expenses of the properties. Property operating expenses for the six months ended June 30, 2017 compared to the same period in 2016 increased approximately $0.7 million related to properties acquired since June 30, 2016. Property operating expenses for the six months ended June 30, 2016 were also reduced by approximately $0.5 million due to net fair value adjustments of the contingent purchase price initially recognized upon the acquisition of two properties in 2016. The remaining increase is mostly due to property operating expenses on properties acquired from January 1, 2016 through June 30, 2016.

•
General and administrative expenses generally included legal, regulatory, and accounting fees, as well as certain compensation-related and occupancy costs related to its officers, employees and corporate office. General and administrative expenses for the six months ended June 30, 2016 also included approximately $0.5 million in closing expenses related to the Company's acquisitions. The Company included closing costs as part of the purchase price for its acquisitions in 2017 upon the adoption of ASU No, 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which is discussed in more detail in Note 1. Other legal, regulatory and accounting fees not related to the acquisition of properties increased approximately $0.2 million and compensation-related expenses increased approximately $0.2 million.

•
Depreciation and amortization generally included depreciation on its buildings and improvements, as well as amortization of intangible assets resulting from the acquisition of its real estate properties, Depreciation and amortization for the six months ended June 30, 2017 compared to the same period in 2016 increased approximately $2.0 million related to properties acquired since June 30, 2016 and increased approximately $0.9 million related to properties acquired from January 1, 2016 through June 30, 2016, while certain intangible assets became fully depreciated resulting in a decrease of approximately $1.0 million.

Interest expense

Interest expense for the six months ended June 30, 2017 and 2016 totaling approximately $1.8 million and $0.6 million, respectively, mainly included accrued interest due on the Revolving Credit Facility, on the Term Loans, as well as amortization of deferred financing costs related to the Revolving Credit Facility. In April 2016, the Company completed a follow-on public offering of 5,175,000 shares of its common stock and received $86.8 million from the offering which was partially used to repay the outstanding balance on its revolving credit facility. The Company did not borrow any additional amounts on its revolving credit facility throughout the second quarter of 2016, resulting in lower interest expense.

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

Management believes that net income, as defined by GAAP, is the most appropriate earnings measurement. However, management believes FFO and FFO per share to be supplemental measures of a REIT’s performance because they provide an understanding of the operating performance of the Company’s properties without giving effect to certain significant non-cash items, primarily depreciation and amortization expense. Historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time. However, real estate values instead have historically risen or fallen with market conditions. The Company believes that by excluding the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO and FFO per share can facilitate comparisons of operating performance between periods. The Company reports FFO and FFO per share because these measures are observed by management to also be the predominant measures used by the REIT industry and by industry analysts to evaluate REITs and because FFO per share is consistently reported, discussed, and compared by research analysts in their notes and publications about REITs. For these reasons, management has deemed it appropriate to disclose and discuss FFO and FFO per share. However, FFO does not represent cash generated from operating activities determined in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income attributable to common stockholders as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities as a measure of liquidity. The table below reconciles FFO to net income for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, excepts per share amounts)	2017	2016	2017	2016
Net income	$466	$508	1,379	$624
Real estate depreciation and amortization	4,276	3,330	8,197	6,144
Total adjustments	4,276	3,330	8,197	6,144
Funds from Operations	$4,742	$3,838	$9,576	$6,768
Funds from Operations per Common Share-Basic	$0.37	$0.32	$0.75	$0.69
Funds from Operations per Common Share-Diluted	$0.37	$0.32	$0.75	$0.69
Weighted Average Common Shares Outstanding-Basic	12,686,183	12,038,381	12,686,183	9,774,782
Weighted Average Common Shares Outstanding-Diluted	12,815,605	12,064,839	12,840,730	9,834,050

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

On March 29, 2017, we entered into our second amended and restated Credit Facility which provides for a $150.0 million Revolving Credit Facility and $100.0 million in Term Loans. The Credit Facility, through the accordion feature, allows borrowings up to a total of $450.0 million, including the ability to add and fund additional term loans. The Revolving Credit Facility matures on August 9, 2019 and includes two 12-month options to extend the maturity date of the facility, subject to the satisfaction of certain conditions. The Term Loans include a five-year term loan facility in the aggregate principal amount of $50.0 million which matures on March 29, 2022 and a seven-year term loan facility in the aggregate principal amount of $50.0 million which matures on March 29, 2024. Upon closing of the Credit Facility on March 29, 2017, the Company borrowed $30.0 million under each of the 5-Year Term Loan and the 7-Year Term Loan. Each of the 5-Year Term Loan and 7-Year Term Loan has a delayed draw feature that is available in up to three draws within 15 months from March 29, 2017, subject to a minimum draw of $10.0 million and pro forma compliance. The Company entered into interest rate swaps to fix the interest rates on the term loans. At June 30, 2017, the Company had $58.0 million outstanding under the Revolving Credit Facility with a weighted average interest rate of approximately 3.45% and remaining borrowing capacity of $92.0 million and had $60.0 million outstanding under the Term Loans with a fixed weighted average interest rate under the swaps of approximately 4.34% and remaining borrowing capacity of $40.0 million. Our debt to total book capitalization ratio was approximately 38.7% at June 30, 2017.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. Also, our present financing policy prohibits incurring debt (secured or unsecured) in excess of 40% of our total book capitalization. At June 30, 2017, the Company was in compliance with its financial covenants under the Credit Facility.

Universal Shelf S-3 Registration Statement

On September 13, 2016, the Company filed a registration statement on Form S-3 that will allow us to offer debt or equity securities (or a combination thereof) of up to $750.0 million from time to time. The Form S-3 registration statement was declared effective as of September 26, 2016. During July 2017, the Company completed an equity offering, discussed in more detail in Note 10, and issued approximately $114.6 million in shares of its common stock under its Form S-3 registration statement, which results in approximately $635.4 million remaining to be issued under the Form S-3 registration statement.

Equity Offering

On July 26, 2017, the Company completed a public offering of 4,887,500 shares of its common stock, including 637,500 shares of common stock issued in connection with the exercise in full of the underwriters' option to purchase additional shares, and received net proceeds of approximately $108.9 million after deducting underwriting discount and commissions and estimated offering expenses payable by the Company.

Proceeds from the offering were used to repay the outstanding balance on our revolving credit facility totaling $58.0 million. The remaining proceeds will be used to fund our future investments and for general corporate and working capital purposes.

Operating Activities

Cash flows provided by operating activities for the six months ended June 30, 2017 and 2016 were approximately $8.8 million and $6.9 million, respectively. Cash flows provided by operating activities were generally provided by contractual rents, net of expenses, on our real estate property portfolio.

Investing Activities

Cash flows used in investing activities for the six months ended June 30, 2017 and 2016 were approximately $65.2 million and $59.3 million, respectively. During the six months ended June 30, 2017, the Company invested in 20 properties for an aggregate purchase price of approximately $64.7 million, including approximately $64.3 million in cash consideration. The Company also acquired a property, adjacent to its corporate office, for a cash purchase price of approximately $0.9 million. The property is currently leased to a tenant but the Company intends to use the property for future expansion of its corporate office. During the six months ended June 30, 2016, the Company invested in seven properties for an aggregate purchase price of approximately $58.9 million, including approximately $46.7 million in cash consideration, including transaction costs incurred, and the conversion of a $12.5 million mortgage note that the Company had funded during the first quarter of 2016.

Financing Activities

Cash flows provided by financing activities for the six months ended June 30, 2017 and 2016 were approximately $55.6 million and $61.3 million, respectively. During the six months ended June 30, 2017, the Company entered into its Credit Facility, borrowing $60.0 million in Term Loans, and paid $10.2 million in dividends.

Security Deposits

As of June 30, 2017, the Company held approximately $0.8 million in security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon the security deposits if there are any defaults under the leases.

Dividends

The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT.

On August 7, 2017, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.3925 per share. The dividend is payable on September 1, 2017 to stockholders of record on August 28, 2017. This rate equates to an annualized dividend of $1.57 per share.

On May 4, 2017, the Company paid a cash dividend in the amount of $0.390 per share to stockholders of record on May 19, 2017. This rate equates to an annualized dividend of $1.56 per share.

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

In March 2017, we entered into a second amended and restated Credit Facility which provides for $100.0 million in variable rate Term Loans. Upon closing of the Credit Facility, we borrowed $60.0 million in the aggregate on the Term Loans, with a delayed draw feature for the remaining $40.0 million, and subsequently entered into interest rate swaps to fix the interest rates on the Term Loans. See Notes 5, 6 and 10 for more information on the Term Loans and interest rate swaps.

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

Changes In Internal Control Over Financial Reporting
There were no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this quarterly report, an investor should consider the risk factor below, the risk factors included in its Annual Report on Form 10-K for the year ended December 31, 2016, its Quarterly Report on Form 10-Q for the three months ended March 31, 2017, and other reports that may be filed by the Company.

Mortgage notes in which we have invested or may invest may be impacted by unfavorable real estate market conditions, which could decrease their value.

If we acquire an investment in a mortgage note, such investment will involve special risks relating to the particular borrower, and we will be at risk of loss on that investment, including losses as a result of a default on the mortgage note. For example, on June 23, 2017, the borrower under our only outstanding mortgage note filed for bankruptcy in the state of Louisiana. The net balance on this mortgage note was approximately $10.5 million as of June 30, 2017 and there can be no assurance that we will recover the full value of this mortgage note. These losses may be caused by many conditions beyond our control, including economic conditions affecting real estate values, tenant defaults and lease expirations, interest rate levels and the other economic and liability risks associated with real estate. We do not know whether the values of the property securing any of our real estate related investments will remain at the levels existing on the dates we initially make the related investment. If the values of the underlying properties drop, our risk will increase and the values of our interests may decrease.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit Number	Description
3.1	Corporate Charter of Community Healthcare Trust Incorporated, as amended (1)
3.2	Bylaws of Community Healthcare Trust Incorporated, as amended (2)
10.1	Amendment No. 2 to the 2014 Incentive Plan of Community Healthcare Trust Incorporated (3)
10.2	Amendment No. 3 to the 2014 Incentive Plan of Community Healthcare Trust Incorporated (4)
10.3
Underwriting Agreement, dated July 20, 2017, by and among Community Healthcare Trust Incorporated, Community Healthcare OP, LP, Sandler O’Neill & Partners, L.P., Evercore Group L.L.C. and SunTrust Robinson Humphrey, Inc., as representatives of the underwriters named in Schedule A of the Underwriting Agreement (5)

31.1 *
Certification of the Chief Executive Officer of Community Healthcare Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002

31.2 *
Certification of the Chief Financial Officer of Community Healthcare Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002

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

(3)	Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 17, 2017.

(4)	Filed as Exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 17, 2017.

(5)	Filed as Exhibit 1.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 26, 2017.
_________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 8, 2017

COMMUNITY HEALTHCARE TRUST INCORPORATED

By:	/s/ Timothy G. Wallace
Timothy G. Wallace
Chief Executive Officer and President

By:	/s/ W. Page Barnes
W. Page Barnes
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Corporate Charter of Community Healthcare Trust Incorporated, as amended (1)
3.2	Bylaws of Community Healthcare Trust Incorporated, as amended (2)
10.1	Amendment No. 2 to the 2014 Incentive Plan of Community Healthcare Trust Incorporated (3)
10.2	Amendment No. 3 to the 2014 Incentive Plan of Community Healthcare Trust Incorporated (4)
10.3
Underwriting Agreement, dated July 20, 2017, by and among Community Healthcare Trust Incorporated, Community Healthcare OP, LP, Sandler O’Neill & Partners, L.P., Evercore Group L.L.C. and SunTrust Robinson Humphrey, Inc., as representatives of the underwriters named in Schedule A of the Underwriting Agreement (5)

31.1 *
Certification of the Chief Executive Officer of Community Healthcare Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002

31.2 *
Certification of the Chief Financial Officer of Community Healthcare Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002

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

(3)	Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 17, 2017.

(4)	Filed as Exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 17, 2017.

(5)	Filed as Exhibit 1.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 26, 2017.
_________

*	Filed herewith.

**	Furnished herewith.