Form 10-Q
period 2017-09-30
Community Healthcare Trust Inc
filed 2017-11-07
CIK 1631569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37401

Community Healthcare Trust Incorporated
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	46-5212033 (I.R.S. Employer Identification No.)
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
Yes  ☐     No ☒

The Registrant had 18,085,798 shares of Common Stock, $0.01 par value per share, outstanding as of October 31, 2017.

COMMUNITY HEALTHCARE TRUST INCORPORATED
FORM 10-Q
September 30, 2017

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	(Unaudited)
	September 30, 2017	December 31, 2016
ASSETS
Real estate properties
Land and land improvements	$39,810	$29,884
Buildings, improvements, and lease intangibles	307,492	222,755
Personal property	112	97
Total real estate properties	347,414	252,736
Less accumulated depreciation	(31,153)	(18,404)
Total real estate properties, net	316,261	234,332
Cash and cash equivalents	17,479	1,568
Mortgage note receivable, net	10,633	10,786
Other assets, net	10,776	4,843
Total assets	$355,149	$251,529

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Debt, net	$59,284	$51,000
Accounts payable and accrued liabilities	3,226	3,541
Other liabilities	4,743	2,981
Total liabilities	67,253	57,522

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 450,000,000 shares authorized; 18,085,798 and 12,988,482 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	181	130
Additional paid-in capital	323,877	214,323
Cumulative net income	3,223	1,265
Accumulated other comprehensive loss	(386)	—
Cumulative dividends	(38,999)	(21,711)
Total stockholders’ equity	287,896	194,007
Total liabilities and stockholders' equity	$355,149	$251,529
See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited; Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES
Rental income	$8,012	$4,985	$21,968	$13,188
Tenant reimbursements	1,158	1,188	3,620	3,250
Mortgage interest	255	270	774	1,367
Other operating	19	—	19	—
	9,444	6,443	26,381	17,805

EXPENSES
Property operating	2,225	963	6,103	3,240
General and administrative	1,069	671	2,674	2,372
Depreciation and amortization	4,544	3,496	12,749	9,643
Bad debts	—	73	67	103
	7,838	5,203	21,593	15,358
OTHER INCOME (EXPENSE)
Interest expense	(1,091)	(185)	(2,897)	(787)
Interest and other income, net	64	9	67	28
	(1,027)	(176)	(2,830)	(759)
NET INCOME	$579	$1,064	$1,958	$1,688

NET INCOME PER COMMON SHARE:
Net income per common share – Basic	$0.02	$0.08	$0.10	$0.16
Net income per common share – Diluted	$0.02	$0.08	$0.10	$0.16
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC	16,241,986	12,686,183	13,884,476	10,752,333
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-DILUTED	16,241,986	12,750,967	13,884,476	10,802,095
DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.3925	$0.3825	$1.1700	$1.1400

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited; Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

NET INCOME	$579	$1,064	$1,958	$1,688
Other comprehensive income (loss):
Unrealized losses on cash flow hedges	(74)	—	(672)	—
Reclassification of loss amounts recognized as interest expense	124	—	286	—
Total other comprehensive income (loss)	50	—	(386)	—
COMPREHENSIVE INCOME	$629	$1,064	$1,572	$1,688

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited; Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid in Capital	Cumulative Net Income	Accumulated Other Comprehensive Loss	Cumulative Dividends	Total Stockholders' Equity
Balance at December 31, 2016	$—	$130	$214,323	$1,265	$—	$(21,711)	$194,007
Issuance of common stock, net of issuance costs	—	49	108,506	—	—	—	108,555
Stock-based compensation	—	2	1,048	—	—	—	1,050
Unrecognized loss on cash flow hedges	—	—	—	—	(672)	—	(672)
Reclassification adjustment for losses included in net income (interest expense)	—	—	—	—	286	—	286
Net income	—	—	—	1,958	—	—	1,958
Dividends to common stockholders ($1.17 per share)	—	—	—	—	—	(17,288)	(17,288)
Balance at September 30, 2017	$—	$181	$323,877	$3,223	$(386)	$(38,999)	$287,896

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$1,958	$1,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,053	9,749
Stock-based compensation	1,050	453
Straight-line rent receivable	(980)	(405)
Straight-line rent liability	27	—
Provision for bad debts, net of recoveries	67	103
Reduction in contingent purchase price	(5)	(974)
Changes in operating assets and liabilities:
Other assets	(636)	(1,284)
Accounts payable and accrued liabilities	(404)	1,732
Other liabilities	1,234	(262)
Net cash provided by operating activities	15,364	10,800

INVESTING ACTIVITIES
Acquisitions of real estate	(93,442)	(58,249)
Funding of notes receivable	(5,000)	(12,406)
Proceeds from the repayment of notes receivable	296	—
Capital expenditures on existing real estate properties	(545)	(1,123)
Net cash used in investing activities	(98,691)	(71,778)

FINANCING ACTIVITIES
Net repayments on revolving credit facility	(51,000)	(12,000)
Term loan borrowings	60,000	—
Dividends paid	(17,288)	(12,782)
Net proceeds from issuance of common stock	109,168	86,805
Equity issuance costs	(465)	(680)
Debt issuance costs	(784)	(641)
Settlement of contingent purchase price	(393)	—
Net cash provided by financing activities	99,238	60,702
Increase (decrease) in cash and cash equivalents	15,911	(276)
Cash and cash equivalents, beginning of period	1,568	2,018
Cash and cash equivalents, end of period	$17,479	$1,742

Supplemental Cash Flow Information:
Interest paid	$2,390	$504
Invoices accrued for construction, tenant improvement and other capitalized costs	$3	$145
Reclassification between accounts and notes receivable	$615	$—
Reclassification of registration statement costs incurred in prior year to equity issuance costs	$148	$—
Conversion of mortgage note upon acquisition of real estate property	$—	$12,500
Decrease in fair value of cash flow hedges	$(672)	$—
See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Business Overview
Community Healthcare Trust Incorporated (the ‘‘Company’’, ‘‘we’’, ‘‘our’’) was organized in the State of Maryland on March 28, 2014. The Company is a fully-integrated healthcare real estate company that owns and acquires real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers in our target submarkets. The Company conducts its business through an UPREIT structure in which its properties are owned by its operating partnership (the "OP"), either directly or through subsidiaries. The Company is the sole general partner of the OP, owning 100% of the OP units. As of September 30, 2017, the Company had investments of approximately $358.0 million in 80 real estate properties, including a mortgage note, located in 26 states, totaling approximately 1.8 million square feet in the aggregate.

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

Management must make judgments regarding the Company's level of influence or control over an entity and whether or not the Company is the primary beneficiary of a VIE. Consideration of various factors include, but is not limited to, the Company's ability to direct the activities that most significantly impact the entity's governing body, the size and seniority of the Company's investment, and the Company's ability to replace the manager and/or liquidate the entity. Management's ability to correctly assess its influence or control over an entity when determining the primary beneficiary of a VIE affects the presentation of these entities in the Company's Condensed Consolidated Financial Statements. If it is determined that the Company is the primary beneficiary of a VIE, the Company's Condensed Consolidated Financial Statements would include the operating results of the VIE rather than the results of the variable interest in the VIE. Untimely or inaccurate financial information provided to the Company or deficiencies in the VIEs internal control over financial reporting could impact the Company's Condensed Consolidated Financial Statements and its own internal control over financial reporting.

During the third quarter of 2017, concurrent with the acquisition of a property, the Company entered into a $5.0 million note receivable with the tenant in the building. See Note 4. The Company identified the borrower as a VIE, but management determined that the Company was not the primary beneficiary of the VIE because we lack either directly or through related parties any material impact in the activities that impact its economic performance.

Notes to Condensed Consolidated Financial Statements - Continued

We are not obligated to provide support beyond our stated commitment to the borrower, and accordingly our maximum exposure to loss as a result of this relationship is limited to the amount of our outstanding note receivable as noted above.

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

Segment Reporting
The Company acquires and owns healthcare-related real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers in our target submarkets. The Company is managed as one reporting unit, rather than multiple reporting units, for internal reporting purposes and for internal decision-making. Therefore, the Company discloses its operating results in a single segment.

Cash and Cash Equivalents
Cash and cash equivalents includes short-term investments with original maturities of three months or less when purchased.

Accounting for Real Estate Property Acquisitions
Real estate property acquisitions are accounted for as a business combination or an asset acquisition. An acquisition accounted for as a business combination is recorded at fair value and related closing costs are expensed. An acquisition accounted for as an asset acquisition is recorded at its purchase price, inclusive of acquisition costs, which is allocated among the acquired assets and assumed liabilities based upon their relative fair values at the date of acquisition. The Company adopted Accounting Standards Update ("ASU") No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, on January 1, 2017, and Company expects that substantially all of its acquisitions will be accounted for as asset acquisitions.
The allocation of real estate property acquisitions may include land and land improvements, building and building improvements, personal property, and identified intangible assets and liabilities (consisting of above- and below-market leases, in-place leases, and tenant relationships) based on the evaluation of information and estimates available at that date, and we allocate the purchase price based on these assessments. We make estimates of the acquisition date fair value of the tangible and intangible assets and acquired liabilities using information obtained from multiple sources as a result of pre-acquisition due diligence, tax records, and other sources. Based on these estimates, we recognize the acquired assets and liabilities at their estimated fair values. We expense transaction costs associated with business combinations in the period incurred. The fair value of tangible property assets acquired considers the value of the property as if vacant determined by comparable sales and other relevant data. The determination of fair value involves the use of significant judgment and estimation. We value land based on various inputs, which may include internal analysis of recently acquired properties, existing comparable properties within our portfolio, or third party appraisals or valuations based on comparable sales.
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

Notes to Condensed Consolidated Financial Statements - Continued

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
Depreciation and amortization of real estate assets and liabilities in place as of September 30, 2017, is recognized on a straight-line basis over the estimated useful life of the asset. The estimated useful lives at September 30, 2017 are as follows:

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

•	Level 1 – quoted prices for identical instruments in active markets;

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

Lease Accounting
We, as a lessor, make a determination with respect to each of our leases whether they should be accounted for as operating leases or capital leases. The classification criteria is based on estimates regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic useful life of the facilities, the existence of a bargain purchase option, and certain other terms in the lease agreements. We believe all of our leases meet the accounting criteria to be accounted for as operating leases. Payments received under operating leases are accounted for in the Condensed Consolidated Statements of Income as rental revenue for actual cash rent collected plus or minus straight-line adjustments resulting from lease escalators. Assets subject to operating leases are reported as real estate investments in the Condensed Consolidated Balance Sheets.

Substantially all of our leases contain fixed or formula-based rent escalators. To the extent that the escalators are tied to a fixed index or rate, lease payments are accounted for on a straight-line basis over the life of the lease.

Revenue Recognition
The Company recognizes rental revenue when it is realized or realizable and earned. There are four criteria that must be met before a company may recognize revenue, including persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered (i.e., the tenant has taken possession of and controls the physical use of the leased asset), the price has been fixed or is determinable, and collectability is reasonably assured.

The Company derives most of its revenues from its real estate and mortgage note portfolio. The Company's rental and interest income is recognized based on contractual arrangements with its tenants and borrowers.

Rental income is recognized as earned over the life of the lease agreement on a straight-line basis. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue in amounts more or less than amounts currently due from tenants. If management determines that the collectability of straight-line rents is not reasonably assured, the amount of future revenue recognized may be limited to amounts contractually owed and, where appropriate, establish an allowance for estimated losses. Straight-line rent included in rental income was approximately $0.4 million and $0.2 million, respectively, for the three months ended September 30, 2017 and 2016 and $1.0 million and $0.4 million, respectively, for the nine months ended September 30, 2017 and 2016.

Interest income is recognized based on the interest rates, maturity dates and amortization periods set forth within each note agreement. Fees received related to our mortgage note are amortized to mortgage interest income on a straight-line basis which approximates amortization under the effective interest method.

Income received but not yet earned is deferred until such time it is earned. Deferred revenue, included in other liabilities, was approximately $0.9 million and $0.8 million, respectively, at September 30, 2017 and December 31, 2016.

Allowance for Doubtful Accounts and Credit Losses
Accounts Receivable
Management monitors the aging and collectability of its accounts receivable balances on an ongoing basis. Whenever deterioration in the timeliness of payment from a tenant is noted, management investigates and determines the reason or reasons for the delay. Considering all information gathered, management’s judgment is exercised in determining whether a receivable is potentially uncollectible and, if so, how much or what percentage

Notes to Condensed Consolidated Financial Statements - Continued

may be uncollectible. Among the factors management considers in determining collectability are: the type of contractual arrangement under which the receivable was recorded (e.g., triple net lease, gross lease, or other type of agreement); the tenant’s reason for slow payment; industry influences under which the tenant operates; evidence of willingness and ability of the tenant to pay the receivable; credit-worthiness of the tenant; collateral, security deposit, letters of credit or other monies held as security; tenant’s historical payment pattern; other contractual agreements between the tenant and the Company; relationship between the tenant and the Company; the state in which the tenant operates; and the existence of a guarantor and the willingness and ability of the guarantor to pay the receivable. Considering these factors and others, management concludes whether all or some of the aged receivable balance is likely uncollectible. Upon determining that some portion of the receivable is likely uncollectible, the Company will record a provision for bad debts for the amount it expects will be uncollectible. When efforts to collect a receivable are exhausted, the receivable amount is charged off against the allowance. At September 30, 2017 and December 31, 2016, the Company had an allowance for bad debts of approximately $293,000 and $154,000, respectively.

Mortgage Note and Notes Receivable
The Company evaluates collectability of its notes receivable and records allowances as necessary. A note is impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan as scheduled, including both contractual interest and principal payments. This assessment also includes an evaluation of the loan collateral. If a mortgage loan becomes past due, the Company will review the specific circumstances and may discontinue the accrual of interest on the loan. The loan is not returned to accrual status until the debtor has demonstrated the ability to continue debt service in accordance with the contractual terms. Loans placed on non-accrual status will be accounted for on a cash basis, in which income is recognized only upon the receipt of cash, or on a cost-recovery basis, in which all cash receipts reduce the carrying value of the loan, based on the Company's expectation of future collectability.

The Company had one mortgage note receivable outstanding as of September 30, 2017 and December 31, 2016 with a principal balance of $10.6 million and $10.9 million, respectively. Principal and interest are due monthly based on a 20-year amortization schedule, with a balloon payment due at maturity on September 30, 2026. At September 30, 2017 and December 31, 2016, approximately $336,000 and $87,000, respectively, in interest was due from the borrower and is included in other assets on our Condensed Consolidated Balance Sheets, of which approximately $253,000 and $0, respectively, was past due in accordance the terms of the underlying note.

The borrower and several related entities filed for voluntary bankruptcy on June 23, 2017. Upon filing for bankruptcy, the borrower was current on all obligations to the Company but no payments have been received during the bankruptcy. The Company has evaluated the collectability of the mortgage note which included an evaluation of the loan collateral, and based on information currently available, has determined that no impairment is required. As a result of the loan's past due status and the related circumstances surrounding the loan, the Company will continue to closely review the circumstances and reserve against accrued interest as needed based on events as they occur. The Company will continue to evaluate the collectability of the note as additional information becomes available.

The Company may receive loan or commitment fees upon the funding of a mortgage note. The Company will amortize those fees into income over the life of the mortgage note on a straight-line basis and will reflect the mortgage note, net of the unamortized fees, on its Consolidated Balance Sheet.

Stock-Based Compensation
The Company's 2014 Incentive Plan, as amended, (our "2014 Incentive Plan"), is intended to attract and retain qualified persons upon whom, in large measure, our sustained progress, growth and profitability depend, to motivate the participants to achieve long-term company goals and to more closely align the participants’ interests with those of our other stockholders by providing them with a proprietary interest in our growth and performance. The three distinct programs under the 2014 Incentive Plan are the Amended and Restated Alignment of Interest Program, the Amended and Restated Executive Officer Incentive Program and the Non-Executive Officer Incentive Program. Our executive officers, officers, employees, consultants and non-employee directors are eligible to participate in the 2014 Incentive Plan. The 2014 Incentive Plan increases, on an annual basis, the number of shares of common stock available for issuance to an amount equal to 7% of the total number of shares of the Company’s common stock

Notes to Condensed Consolidated Financial Statements - Continued

outstanding on December 31 of the immediately preceding year. The 2014 Incentive Plan is administered by the Company’s compensation committee, which interprets the 2014 Incentive Plan and has broad discretion to select the eligible persons to whom awards will be granted, as well as the type, size and terms and conditions of each award, including the number of shares subject to awards and the expiration date of, and the vesting schedule or other restrictions (including, without limitation, restrictive covenants) applicable to, awards. The Company recognizes share-based payments to its directors and employees in its Condensed Consolidated Statements of Income on a straight-line basis over the requisite service period based on the fair value of the award on the measurement date.

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

Management will monitor any matter that may present a contingent liability, and, on a quarterly basis, will review any reserves and accruals relating to the liabilities, adjusting provisions as necessary based on changes in available information. Liabilities for contingencies are first recorded when a loss is determined to be both probable and can be reasonably estimated. Changes in estimates regarding the exposure to a contingent loss will be reflected as adjustments to the related liability in the periods when they occur and will be disclosed in the notes to the Condensed Consolidated Financial Statements.

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

Sales and Use Taxes

Notes to Condensed Consolidated Financial Statements - Continued

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

Derivative Financial Instruments
In the normal course of business, we are subject to risk from adverse fluctuations in interest rates. We have chosen to manage this risk through the use of derivative financial instruments, or interest rate swaps. Counterparties to these contracts are major financial institutions. We are exposed to credit loss in the event of nonperformance by these counterparties. We do not use derivative instruments for trading or speculative purposes. Our objective in managing exposure to market risk is to limit the impact on cash flows. To qualify for hedge accounting, our interest rate swaps must effectively reduce the risk exposure that they are designed to hedge. In addition, at inception of a qualifying cash flow hedging relationship, the underlying transaction or transactions must be, and be expected to remain, probable of occurring in accordance with our related assertions. All of our hedges are cash flow hedges and are recognized at their fair value in the Condensed Consolidated Balance Sheets. Changes in the fair value of the derivatives are recognized in accumulated other comprehensive loss.

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

New Accounting Pronouncements
On July 1, 2017, the Company adopted the Financial Accounting Standard Board's ("FASB") ASU No. 2017-12, Derivatives and Hedging Topic 815: Targeted Improvements to Accounting for Hedging Activities, ("ASU 2017-12"). ASU 2017-12 is intended to better align an entity’s financial reporting for hedging activities with the economic objectives of those activities. Upon adoption of ASU 2017-12, the cumulative ineffectiveness that a company had previously recognized on existing cash flow and net investment hedges is adjusted and removed from beginning retained earnings and placed in accumulated other comprehensive income. The adoption of ASU 2017-12 did not have an impact on our financial statements as we had not previously recognized any hedge ineffectiveness related to our existing cash flow hedges. In future periods, for hedges that are deemed highly effective, we will no longer need to recognize any hedge ineffectiveness, and all gains or losses will be recognized in other comprehensive income.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). This standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. ASU 2016-02 is effective for fiscal years, and interim periods within, beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Lease components will continue to be recognized on a straight-line basis over the lease term and certain non-lease components will be accounted for under the new revenue recognition guidance in the Revenue ASUs. The Company is still evaluating the complete impact of the adoption of ASU 2016-02 on January 1, 2019 to its consolidated financial position, results of operations and disclosures.

Notes to Condensed Consolidated Financial Statements - Continued

Between May 2014 and May 2016, the FASB issued three ASUs changing the requirements for recognizing and reporting revenue (together, herein referred to as the “Revenue ASUs”): (i) ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), (ii) ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”) and (iii) ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). ASU 2014-09 provides guidance for revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2016-08 is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. ASU 2016-12 provides practical expedients and improvements on the previously narrow scope of ASU 2014-09. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 defers the effective date of ASU 2014-09 by one year to fiscal years, and interim periods within, beginning after December 15, 2017. The Company intends on adopting the Revenue ASUs on January 1, 2018. A reporting entity may apply the amendments in the Revenue ASUs using either a modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or full retrospective approach.

The primary source of revenue for the Company is generated through leasing arrangements, which are excluded from the Revenue ASUs. However, we expect that the recognition of non-lease revenue will be impacted due to the principle versus agent considerations in the Revenue ASUs that will become effective upon the adoption of ASU 2016-02 on January 1, 2019. Also, under ASU 2014-09, revenue recognition for real estate sales is largely based on the transfer of control versus continuing involvement under current guidance. The Company has not yet elected a transition method and is evaluating the complete impact of the adoption of the Revenue ASUs on January 1, 2018 to its consolidated financial position, results of operations and disclosures. The Company expects to complete its overall evaluation of the impact of the Revenue ASUs during the fourth quarter of 2017, with continued evaluations during 2018 of the impact to its non-lease revenue upon adoption of ASU 2016-02 in 2019.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses, ("ASU 2016-13"), which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, companies will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, companies will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. Companies will have to disclose significantly more information, including information they use to track credit quality by year of origination for most financing receivables. Companies will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This standard is effective for the Company on January 1, 2020 with early adoption permitted. The Company is in the initial stage of evaluating the impact of this new standard on its notes and trade receivables.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, ("ASU 2016-15"), which clarifies or provides guidance relating to eight specific cash flow classification issues. The standard should be applied retrospectively for each period presented, as appropriate. This new standard is effective for the Company on January 1, 2018 with early adoption permitted. Of the eight areas addressed, the Company expects that its presentation on its statements of cash flows could be impacted relating to cash payments of contingent consideration or settlement of insurance claims, based on historical transactions. In the future, however, the impact of this new guidance will depend on future transactions, though the impact will only be related to the classification of those items on the statement of cash flows and will not impact the Company's cash flows or its results of operations.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718), ("ASU 2017-09"), which provides guidance about which changes in the terms or conditions of a share-based payment award require a company to apply modification accounting in Topic 718. Under ASU No. 2017-09, a company will generally be required to apply modification accounting unless the fair value or intrinsic value of the modified award, the vesting conditions of the modified award, and the classification of the modified award as equity or a liability are

Notes to Condensed Consolidated Financial Statements - Continued

the same as the original award immediately before the award is modified. This standard is effective for the Company on January 1, 2018 with early adoption permitted. The Company does not believe the adoption of this standard will have an impact on its results of operations, but could impact the accounting on future modifications of share-based awards.

Note 2. Real Estate Investments

At September 30, 2017, the Company had investments of approximately $358.0 million in 80 real estate properties, including a mortgage note. The following table summarizes the Company's real estate investments.

(Dollars in thousands)	Number of Facilities	Land and Land Improvements	Buildings, Improvements, and Lease Intangibles	Personal Property	Total	Accumulated Depreciation
Medical office buildings:
Florida	4	$4,138	$23,777	$—	$27,915	$2,168
Ohio	5	3,167	23,518	—	26,685	2,912
Texas	3	3,096	12,315	—	15,411	2,950
Kansas	2	1,427	10,497	—	11,924	2,317
Iowa	1	2,241	8,979	—	11,220	885
Illinois	2	1,134	11,791	—	12,925	1,374
Virginia	1	369	4,649	—	5,018	156
Other states	13	3,273	22,695	—	25,968	1,970
	31	18,845	118,221	—	137,066	14,732
Physician clinics:
Kansas	3	1,638	10,899	—	12,537	1,780
Florida	3	—	5,950	—	5,950	462
Illinois	1	1,891	3,134	—	5,025	31
Other states	9	3,195	18,461	—	21,656	2,719
	16	6,724	38,444	—	45,168	4,992
Surgical centers and hospitals:
Louisiana	1	1,683	21,353	—	23,036	444
Indiana	1	523	14,405	—	14,928	188
Michigan	2	628	8,272	—	8,900	1,713
Illinois	1	2,183	5,410	—	7,593	634
Florida	1	271	7,004	—	7,275	118
Arizona	2	576	5,389	—	5,965	874
Other states	5	1,555	11,001	—	12,556	2,675
	13	7,419	72,834	—	80,253	6,646
Specialty centers:
Alabama	3	415	4,417	—	4,832	1,170
Nevada	1	276	4,402	—	4,678	183
Kentucky	1	193	3,432	—	3,625	732
Other states	10	1,716	15,227	—	16,943	1,786
	15	2,600	27,478	—	30,078	3,871
Behavioral facilities:
West Virginia	1	2,138	22,897	—	25,035	7
Illinois	1	1,300	18,803	—	20,103	627
Ohio	1	514	4,153	—	4,667	52
Indiana	1	270	2,651	—	2,921	127
	4	4,222	48,504	—	52,726	813
Corporate property	—	—	2,011	112	2,123	99
Total owned properties	79	$39,810	$307,492	$112	$347,414	$31,153
Mortgage note receivable, net	1	—	—	—	10,633	—
Total real estate investments	80	$39,810	$307,492	$112	$358,047	$31,153

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

Future minimum lease payments under the non-cancelable operating leases due the Company for the years ending December 31, as of September 30, 2017, are as follows (in thousands):

2017	$8,292
2018	30,409
2019	27,202
2020	24,497
2021	21,541
2022 and thereafter	134,018
$245,959

Note 4. Real Estate Acquisitions

Property Acquisitions
During the third quarter of 2017, the Company acquired two real estate properties totaling approximately 147,000 square feet for an aggregate purchase price and cash consideration of approximately $28.3 million. Upon acquisition, the properties were 100% leased in the aggregate with lease expirations ranging from 2022 through 2032. In addition, we funded a $5.0 million mezzanine loan to the tenant of one of the properties. Amounts reflected in revenues and net income for the three months ended September 30, 2017 for these properties was approximately $44,000 and $31,000, respectively. Transaction costs totaling approximately $65,000 related to these acquisitions were capitalized in the period as part of the real estate assets and approximately $11,000 was expensed related to the mezzanine loan.

During the second quarter of 2017, the Company acquired 10 real estate properties totaling approximately 203,000 square feet for an aggregate purchase price of approximately $36.2 million, including cash consideration of approximately $35.9 million. Upon acquisition, the properties were 100% leased in the aggregate with lease expirations ranging from 2019 through 2032. Amounts reflected in revenues and net income for the nine months ended September 30, 2017 for these properties was approximately $1.3 million and $0.6 million, respectively. Transaction costs totaling approximately $0.3 million related to these acquisitions were capitalized in the period as part of the real estate assets.

During the first quarter of 2017, the Company acquired 10 real estate properties totaling approximately 145,000 square feet for an aggregate purchase price of approximately $28.5 million, including cash consideration of approximately $28.4 million. Upon acquisition, the properties were 95.2% leased in the aggregate with lease expirations ranging from 2018 through 2032. Amounts reflected in revenues and net income for the nine months ended September 30, 2017 for these properties was approximately $1.9 million and $0.5 million, respectively. Transaction costs totaling approximately $0.4 million related to these acquisitions were capitalized in the period as part of the real estate assets. During the first quarter of 2017, the Company also acquired a property, adjacent to its corporate office, for a cash purchase price of approximately $0.9 million. The property is currently leased to a tenant but the Company intends to use the property for future expansion of its corporate office.

Notes to Condensed Consolidated Financial Statements - Continued

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the property acquisitions for the nine months ended September 30, 2017.

	Estimated Fair Value	Estimated Useful Life
	(In thousands)	(In years)
Land and land improvements	$9,715	5 - 7.5
Building and building improvements	74,891	20 - 40
Intangibles:
In place lease intangibles	9,527	1.4 - 8.9
Total intangibles	9,527
Accounts receivable and other assets assumed	32
Accounts payable, accrued liabilities and other liabilities assumed (1)	(416)
Prorated rent, interest and operating expense reimbursement amounts collected	(307)
Total cash consideration	$93,442

(1) Includes security deposits received.

Note 5. Debt, net

The table below details the Company's debt as of September 30, 2017 and December 31, 2016.

	Balance as of
(Dollars in thousands)	September 30, 2017	December 31, 2016	Maturity Dates

Revolving Credit Facility	$—	$51,000	8/19
5-Year Term Loan, net	29,648	—	3/22
7-Year Term Loan, net	29,636	—	3/24
	$59,284	$51,000

On March 29, 2017, we entered into a second amended and restated Credit Facility (as amended and restated, the "Credit Facility"). The Credit Facility is by and among Community Healthcare OP, LP, the Company, the Lenders from time to time party thereto, and SunTrust Bank, as Administrative Agent. The Company’s material subsidiaries are guarantors of the obligations under the Credit Facility. The Credit Facility provides for a $150.0 million revolving credit facility (the "Revolving Credit Facility") and $100.0 million in term loans (the "Term Loans"). The Credit Facility, through the accordion feature, allows borrowings up to a total of $450.0 million, including the ability to add and fund additional term loans. The Revolving Credit Facility matures on August 9, 2019 and includes two 12-month options to extend the maturity date of the Revolving Credit Facility, subject to the satisfaction of certain conditions. The Term Loans include a five-year term loan facility in the aggregate principal amount of $50.0 million (the "5-Year Term Loan") which matures on March 29, 2022 and a seven-year term loan facility in the aggregate principal amount of $50.0 million (the "7-Year Term Loan") which matures on March 29, 2024. Upon closing of the Credit Facility on March 29, 2017, the Company borrowed $30.0 million under each of the 5-Year Term Loan and the 7-Year Term Loan. Each of the 5-Year Term Loan and 7-Year Term Loan has a delayed draw feature that is available in up to three draws within 15 months from March 29, 2017, subject to a minimum draw of $10.0 million and pro forma compliance. The Company incurred approximately $784,000 in fees and other costs upon closing of the Credit Facility which are netted against the term loans and are being amortized to interest expense on a straight-line basis which approximates the effective interest method.

Notes to Condensed Consolidated Financial Statements - Continued

Amounts outstanding under the Revolving Credit Facility bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 1.75% to 2.75% or (ii) a base rate plus 0.75% to 1.75%, in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.25% of the amount of the unused portion of the Revolving Credit Facility if amounts borrowed are greater than 33.3% of the borrowing capacity under the Revolving Credit Facility and 0.35% of the unused portion of the Revolving Credit Facility if amounts borrowed are less than or equal to 33.3% of the borrowing capacity under the Revolving Credit Facility. At September 30, 2017, the Company had no balance outstanding under the Revolving Credit Facility with a remaining borrowing capacity of $150.0 million.

Amounts outstanding under the Term Loans bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 2.2% to 2.9% or (ii) a base rate plus 1.25% to 1.9%, in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.35% of the amount of the unused portion of the Term Loans. The Company entered into interest rate swaps to fix the interest rates on the term loans as discussed in Note 6. At September 30, 2017, the Company had $60.0 million outstanding under the Term Loans with a fixed weighted average interest rate under the swaps of approximately 4.34% and remaining borrowing capacity of $40.0 million.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. Also, the Company’s present financing policy prohibits incurring debt (secured or unsecured) in excess of 40% of its total book capitalization. The Company was in compliance with its financial covenants under its Credit Facility at September 30, 2017.

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

As of September 30, 2017, the Company had two outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk for notional amounts totaling $60.0 million. The Company had recorded the fair value of its interest rate derivatives totaling approximately $386,000 in other liabilities in its Condensed Consolidated Balance Sheet.

Notes to Condensed Consolidated Financial Statements - Continued

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss and is subsequently reclassified to interest expense in the period that the hedged forecasted transaction affects earnings.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s Term Loans. During the next twelve months, the Company estimates that an additional $0.3 million will be reclassified from other comprehensive income ("OCI") as an increase to interest expense.

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2017.

(Dollars in thousands)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Amount of gain (loss) recognized in OCI on derivative	$(74)	$(672)
Amount of gain (loss) reclassified from accumulated OCI into interest expense	$(124)	$(286)
Total Interest (Expense) presented in the Condensed Consolidated Statements of Income in which the effects of the cash flow hedges are recorded	$1,091	$2,897

Credit-risk-related Contingent Features
As of September 30, 2017, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $0.4 million. As of September 30, 2017, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of approximately $0.4 million at September 30, 2017.

Note 7. Stockholders’ Equity

Common Stock
The following table provides a reconciliation of the beginning and ending common stock balances for the nine months ended September 30, 2017 and for the year ended December 31, 2016:

	Nine Months Ended September 30, 2017	Year Ended December 31, 2016
Balance, beginning of period	12,988,482	7,596,940
Issuance of common stock	4,887,500	5,175,000
Restricted stock-based awards	209,816	216,542
Balance, end of period	18,085,798	12,988,482

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

Proceeds from the offering were used to repay the outstanding balance on our revolving credit facility totaling $58.0 million and for investments during the third and fourth quarters of 2017.

Notes to Condensed Consolidated Financial Statements - Continued

Universal Shelf S-3 Registration Statement
On September 13, 2016, the Company filed a registration statement on Form S-3 that allows us to offer debt or equity securities (or a combination thereof) of up to $750.0 million from time to time. The Form S-3 registration statement was declared effective as of September 26, 2016. In July 2017, the Company completed an equity offering and issued approximately 4,887,500 shares of its common stock for gross proceeds of approximately $114.6 million under its Form S-3 registration statement, resulting in approximately $635.4 million remaining to be issued under the Form S-3 registration statement.

Note 8. Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share.

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
(Dollars in thousands, except per share data)	2017	2016	2017	2016
Net income	$579	$1,064	$1,958	$1,688
Participating securities' share in earnings	(200)	—	(526)	—
Net income, less participating securities' share in earnings	$379	$1,064	$1,432	$1,688

Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	16,719,150	12,948,097	14,319,231	10,972,011
Unvested restricted stock	(477,164)	(261,914)	(434,755)	(219,678)
Weighted average Common Shares outstanding–Basic	16,241,986	12,686,183	13,884,476	10,752,333
Weighted average Common Shares outstanding–Basic	16,241,986	12,686,183	13,884,476	10,752,333
Dilutive potential common shares	—	64,784	—	49,762
Weighted average Common Shares outstanding –Diluted	16,241,986	12,750,967	13,884,476	10,802,095

Basic Net Income per Common Share	$0.02	$0.08	$0.10	$0.16

Diluted Net Income per Common Share	$0.02	$0.08	$0.10	$0.16

Note 9. Incentive Plan

Under the Company's 2014 Incentive Plan, awards may be made in the form of restricted stock, cash or a combination of both. Compensation expense recognized from the amortization of the value of the Company's officer, employee and director shares over the applicable vesting periods during the three months ended September 30, 2017 and 2016 was approximately $0.4 million and $0.2 million, respectively, and during the nine months ended September 30, 2017 and 2016 was approximately $1.1 million and $0.5 million, respectively.

A summary of the activity under the 2014 Incentive Plan for the three and nine months ended September 30, 2017 and 2016 is included in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock-based awards, beginning of period	434,980	224,895	302,299	85,757
Stock in lieu of compensation	16,452	38,703	80,580	104,110
Stock awards	60,683	38,701	129,236	112,432
Total stock granted	77,135	77,404	209,816	216,542
Stock-based awards, end of period	512,115	302,299	512,115	302,299

Note 10. Other Assets

Other assets consists primarily of notes receivable, accounts receivable, straight-line rent receivables, prepaid assets, deferred financing costs, and above-market intangible assets. Items included in "Other assets, net" on the Company's Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016 are detailed in the table below.

	Balance as of
(Dollars in thousands)	September 30, 2017	December 31, 2016
Notes receivable	$5,704	$—
Accounts receivable	1,918	2,472
Straight-line rent receivables	1,723	744
Allowance for doubtful accounts	(293)	(154)
Prepaid assets	355	260
Deferred financing costs, net	716	1,010
Above-market intangible assets, net	—	25
Other	653	486
	$10,776	$4,843

Note 11. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate the fair value.

Cash and cash equivalents - The carrying amount approximates the fair value.

Mortgage note receivable - The fair value is estimated using cash flow analyses, based on an assumed market rate of interest or at a rate consistent with the rates on mortgage notes acquired by the Company.

Notes receivable - The fair value is estimated using cash flow analyses, based on an assumed market rate of interest or at a rate consistent with the rates on notes carried by the Company.

Borrowings under our Credit Facility - The carrying amount approximates the fair value because the borrowings are based on variable market interest rates.

The table below details the fair values and carrying values for our mortgage note and notes receivable at September 30, 2017 and December 31, 2016, using Level 2 inputs.

	September 30, 2017		December 31, 2016
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage note receivable	$10,633	$10,633	$10,786	$10,786
Notes receivable	$5,704	$5,669	$—	$—

Note 12. Subsequent Events

Dividend Declared
On November 2, 2017, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.395 per share. The dividend is payable on December 1, 2017 to stockholders of record on November 17, 2017.

Property Acquisitions
During the fourth quarter of 2017, through November 7, 2017, the Company acquired three real estate properties totaling approximately 105,500 square feet for an aggregate purchase price and cash consideration of approximately $25.9 million. Upon acquisition, the properties were 100% leased with lease expirations ranging from 2025 through 2032. These acquisitions were funded with net proceeds remaining from the Company's July 2017 equity offering and from the Company's Revolving Credit Facility.

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

We were organized in the State of Maryland on March 28, 2014. We are a self-administered, self-managed healthcare real estate investment trust, or REIT, that acquires and owns properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers in our target submarkets. The Company conducts its business through an UPREIT structure in which its properties are owned by the OP, either directly or through subsidiaries. The Company is the sole general partner, owning 100% of the OP units.

Trends and Matters Impacting Operating Results

Management will monitor factors and trends that it believes are important to the Company and the REIT industry in order to gauge their potential impact on the operations of the Company. Certain of the factors and trends that management believes may impact the operations of the Company are discussed below.

Property acquisitions

During the third quarter of 2017, the Company acquired two real estate properties totaling approximately 147,000 square feet for an aggregate purchase price and cash consideration of approximately $28.3 million. Upon acquisition, the properties were 100% leased in the aggregate with lease expirations ranging from 2022 through 2032. In addition, we funded a $5.0 million mezzanine loan to the tenant of one of the properties.

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

Subsequent acquisitions

During the fourth quarter of 2017, through November 7, 2017, the Company acquired three real estate properties totaling approximately 105,500 square feet for an aggregate purchase price and cash consideration of approximately $25.9 million. Upon acquisition, the properties were 100% leased with lease expirations ranging from 2025 through 2032. These acquisitions were funded with net proceeds remaining from the Company's July 2017 equity offering and from the Company's Revolving Credit Facility.

Acquisition Pipeline

The Company has four properties under definitive purchase agreements for an aggregate expected purchase price of approximately $20.3 million. The Company's expected return on these investments range from approximately 9% to 10.5%. The Company anticipates these properties will close during the fourth quarter.  However, the Company is currently performing due diligence procedures customary for these types of transactions and cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

The Company also has three properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $40.4 million. The Company expects to close on one of these properties sometime in the first half of 2018 and expects to close on the remaining two properties sometime in the second half of 2018. The Company's expected aggregate return on these investments ranges up to approximately 11%.  However, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

The Company anticipates funding these investments with cash from operations, through proceeds from its Credit Facility or from net proceeds from additional debt or equity offerings.

Leased square footage

As of September 30, 2017, our real estate portfolio was approximately 92.1% leased. During the third quarter of 2017, we had expiring or terminated leases related to approximately 40,000 square feet and leased or renewed leases relating to approximately 20,000 square feet.

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

Proceeds from the offering were used to repay the outstanding balance on our revolving credit facility totaling $58.0 million and for investments during the third and fourth quarters of 2017.

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

Results of Operations

The Company's results of operations for the three months ended September 30, 2017 compared to the same period in 2016 have most significantly been impacted by its real estate acquisitions. As of September 30, 2017 and 2016, the Company had investments in real estate properties, including a mortgage note, totaling approximately $358.0 million and $217.6 million, respectively.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The table below shows our results of operations for the three months ended September 30, 2017 compared to the same period in 2016 and the effect of changes in those results from period to period on our net income.

	Three Months Ended September 30,		Increase (Decrease) to Net Income
(dollars in thousands)	2017	2016	$
REVENUES
Rental income	$8,012	$4,985	$3,027
Tenant reimbursements	1,158	1,188	(30)
Mortgage interest	255	270	(15)
Other operating	19	—	19
	9,444	6,443	3,001
EXPENSES
Property operating	2,225	963	(1,262)
General and administrative	1,069	671	(398)
Depreciation and amortization	4,544	3,496	(1,048)
Bad debts	—	73	73
	7,838	5,203	(2,635)
OTHER INCOME (EXPENSE)
Interest expense	(1,091)	(185)	(906)
Interest and other income, net	64	9	55
	(1,027)	(176)	(851)
NET INCOME	$579	$1,064	$(485)

Revenues

Our revenues for the three months ended September 30, 2017 and 2016 totaling approximately $9.4 million and $6.4 million, respectively, represented income generated from our investments in 80 and 52 real estate properties and mortgage notes, respectively. Revenues generally include contractual rents and late fees due under the leases with our tenants, as well as straight-line rent adjustments and estimated operating expense recoveries under our tenant leases, and mortgage interest related to our mortgage notes receivable. The increase in rental income for the three months ended September 30, 2017 compared to the same period in 2016 was substantially related to properties acquired since June 30, 2016.

Expenses

Our expenses for the three months ended September 30, 2017 and 2016 totaling approximately $7.8 million and $5.2 million, respectively, generally represented expenses related to our real estate properties, general and administrative expenses, depreciation and amortization expense, and bad debt expense.

•
Property operating expenses included expenses incurred related to our owned real estate properties and generally include real estate taxes and insurance, utilities, repairs and maintenance and other operating expenses of the properties. Property operating expenses for the three months ended September 30, 2017 compared to the same period in 2016 increased approximately $0.6 million related to properties acquired since June 30, 2016. Property operating expenses for the remaining portfolio increased approximately $0.2 million for the three months ended September 30, 2017 compared to the same period in 2016. Property operating expenses for the three months ended September 30, 2016 were also reduced by approximately $0.5 million due to net fair value adjustments of the contingent purchase price initially recognized upon the acquisition of three properties in 2016.

•
General and administrative expenses generally included legal, regulatory, and accounting fees, as well as certain compensation-related and occupancy costs related to its officers, employees and corporate office. Compensation-related expenses increased approximately $0.3 million for the three months ended September 30, 2017 compared to the same period in 2016. General and administrative expenses for the three months ended September 30, 2016 also included approximately $0.1 million in closing expenses related to the Company's acquisitions while in 2017 the Company included closing costs as part of the purchase price for its acquisitions upon the adoption of ASU No, 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which is discussed in more detail in Note 1 to our Condensed Consolidated Financial Statements.

•
Depreciation and amortization generally included depreciation on its buildings and improvements, as well as amortization of intangible assets resulting from the acquisition of its real estate properties, Depreciation and amortization for the three months ended September 30, 2017 compared to the same period in 2016 increased approximately $1.6 million related to properties acquired since June 30, 2016 while certain intangible assets became fully depreciated resulting in a decrease of approximately $0.6 million.

•
During the three months ended September 30, 2016, the Company recognized approximately $73,000 in bad debt expense related to four tenants. No bad debt expense was recognized during the three months ended September 30, 2017.

Interest expense

Interest expense for the three months ended September 30, 2017 compared to the same period in 2016 increased approximately $0.9 million. In the first quarter of 2017, the Company entered into its Credit Facility, as amended and restated, and borrowed $60 million in Term Loans, resulting in additional interest expense of approximately $0.7 million during the three months ended September 30, 2017 compared to the same period in 2016. In addition, the balance outstanding on our Revolving Credit Facility was higher during the three months ended September 30, 2017 compared to the same period in 2016 resulting in additional interest expense of approximately $0.2 million.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The table below shows our results of operations for the nine months ended September 30, 2017 compared to the same period in 2016 and the effect of changes in those results from period to period on our net income.

	Nine Months Ended September 30,		Increase (Decrease) to Net Income
(dollars in thousands)	2017	2016	$
REVENUES
Rental income	$21,968	$13,188	$8,780
Tenant reimbursements	3,620	3,250	370
Mortgage interest	774	1,367	(593)
Other operating	19	—	19
	26,381	17,805	8,576
EXPENSES
Property operating	6,103	3,240	(2,863)
General and administrative	2,674	2,372	(302)
Depreciation and amortization	12,749	9,643	(3,106)
Bad debts	67	103	36
	21,593	15,358	(6,235)
OTHER INCOME (EXPENSE)
Interest expense	(2,897)	(787)	(2,110)
Interest and other income, net	67	28	39
	(2,830)	(759)	(2,071)
NET INCOME	$1,958	$1,688	$270

Revenues

Our revenues for the nine months ended September 30, 2017 and 2016 totaling approximately $26.4 million and $17.8 million, respectively, represented income generated from our investments in 80 and 52 real estate properties and mortgage notes, respectively. Revenues generally include contractual rents and late fees due under the leases with our tenants, as well as straight-line rent adjustments and estimated operating expense recoveries under our tenant leases, and mortgage interest related to our mortgage notes receivable.

•
Rental income for the nine months ended September 30, 2017 compared to the same period in 2016 increased approximately $7.4 million related to properties acquired since June 30, 2016. The remaining increase is mostly due to rent increases, straight-line rent and additional leasing on the remaining portfolio.

•
Tenant reimbursements for the nine months ended September 30, 2017 compared to the same period in 2016 increased approximately $0.6 million related to properties acquired since June 30, 2016, partially offset by decreases in current and prior year reconciliations.

•
Mortgage interest decreased approximately $0.6 million for the nine months ended September 30, 2017 compared to the same period in 2016 due to interest recorded during 2016 related to a $12.5 million mortgage note that the Company funded in the first quarter of 2016 and then converted to real estate upon the acquisition of the property in the second quarter of 2016.

Expenses

Our expenses for the nine months ended September 30, 2017 and 2016 totaling approximately $21.6 million and $15.4 million, respectively, generally represented expenses related to our real estate properties, general and administrative expenses, depreciation and amortization expense, and bad debt expense.

•
Property operating expenses included expenses incurred related to our owned real estate properties and generally include real estate taxes and insurance, utilities, repairs and maintenance and other operating expenses of the properties. Property operating expenses for the nine months ended September 30, 2017 compared to the same period in 2016 increased approximately $1.3 million related to properties acquired since June 30, 2016. Maintenance and repairs and management fees for the remaining portfolio increased approximately $0.4 million for the nine months ended September 30, 2017 compared to the same period in 2016. Property operating expenses for the nine months ended September 30, 2016 were also reduced by approximately $1.0 million due to net fair value adjustments of the contingent purchase price initially recognized upon the acquisition of three properties in 2016.

•
General and administrative expenses generally included legal, regulatory, and accounting fees, as well as certain compensation-related and occupancy costs related to its officers, employees and corporate office. Compensation-related expenses increased approximately $0.5 million for the nine months ended September 30, 2017 compared to the same period in 2016. General and administrative expenses for the nine months ended September 30, 2016 also included approximately $0.6 million in closing expenses related to the Company's acquisitions while in 2017 the Company included closing costs as part of the purchase price for its acquisitions upon the adoption of ASU No, 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which is discussed in more detail in Note 1 to our Condensed Consolidated Financial Statements. Other legal, regulatory and accounting fees increased approximately $0.4 million for the nine months ended September 30, 2017 compared to the same period in 2016.

•
Depreciation and amortization generally included depreciation on its buildings and improvements, as well as amortization of intangible assets resulting from the acquisition of its real estate properties. Depreciation and amortization for the nine months ended September 30, 2017 compared to the same period in 2016 increased approximately $3.6 million related to properties acquired since June 30, 2016 and increased approximately $0.5 million related to the remaining portfolio, while certain intangible assets became fully depreciated resulting in a decrease of approximately $1.0 million.

Interest expense

Interest expense for the nine months ended September 30, 2017 compared to the same period in 2016 increased approximately $2.1 million. In the first quarter of 2017, the Company entered into its Credit Facility, as amended, and borrowed $60 million in Term Loans, resulting in additional interest expense of approximately $1.5 million during the nine months ended September 30, 2017 compared to the same period in 2016. In addition, in April 2016, the Company completed a follow-on public offering of 5,175,000 shares of its common stock and received $86.8 million from the offering which was partially used to repay the outstanding balance on its revolving credit facility. The Company had no borrowings on its Revolving Credit Facility throughout the second or third quarters of 2016, until the last day of the third quarter, resulting in lower interest expense in 2016 of approximately $0.6 million.

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

Management believes that net income, as defined by GAAP, is the most appropriate earnings measurement. However, management believes FFO and FFO per share to be supplemental measures of a REIT’s performance because they provide an understanding of the operating performance of the Company’s properties without giving effect to certain significant non-cash items, primarily depreciation and amortization expense. Historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time. However, real estate values instead have historically risen or fallen with market conditions. The Company believes that by excluding the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO and FFO per share can facilitate comparisons of operating performance between periods. The Company reports FFO and FFO per share because these measures are observed by management to also be the predominant measures used by the REIT industry and by industry analysts to evaluate REITs and because FFO per share is consistently reported, discussed, and compared by research analysts in their notes and publications about REITs. For these reasons, management has deemed it appropriate to disclose and discuss FFO and FFO per share. However, FFO does not represent cash generated from operating activities determined in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income attributable to common stockholders as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities as a measure of liquidity. The table below reconciles FFO to net income for the three and nine months ended September 30, 2017 and 2016, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, excepts per share amounts)	2017	2016	2017	2016
Net income	$579	$1,064	1,958	$1,688
Real estate depreciation and amortization	4,539	3,493	12,736	9,637
Total adjustments	4,539	3,493	12,736	9,637
Funds from Operations	$5,118	$4,557	$14,694	$11,325
Funds from Operations per Common Share-Basic	$0.32	$0.36	$1.06	$1.05
Funds from Operations per Common Share-Diluted	$0.31	$0.36	$1.05	$1.05
Weighted Average Common Shares Outstanding-Basic	16,241,986	12,686,183	13,884,476	10,752,333
Weighted Average Common Shares Outstanding-Diluted	16,401,718	12,750,967	14,035,185	10,802,095

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

Sources and Uses of Cash

The Company derives most of its revenues from its real estate property and mortgage note portfolio, collecting rental income, operating expense reimbursements and mortgage interest based on contractual arrangements with its tenants and borrowers. These sources of revenue represent our primary source of liquidity to fund our dividends, general and administrative expenses, property operating expenses, interest expense on our Credit Facility and other expenses incurred related to managing our existing portfolio and investing in additional properties. To the extent additional resources are needed, the Company will fund its investment activity generally through equity or debt issuances either in the public or private markets or through proceeds from our Credit Facility.

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

On March 29, 2017, we entered into our second amended and restated Credit Facility which provides for a $150.0 million Revolving Credit Facility and $100.0 million in Term Loans. The Credit Facility, through the accordion feature, allows borrowings up to a total of $450.0 million, including the ability to add and fund additional term loans. The Revolving Credit Facility matures on August 9, 2019 and includes two 12-month options to extend the maturity date of the Revolving Credit Facility, subject to the satisfaction of certain conditions. The Term Loans include a five-year term loan facility in the aggregate principal amount of $50.0 million which matures on March 29, 2022 and a seven-year term loan facility in the aggregate principal amount of $50.0 million which matures on March 29, 2024. Upon closing of the Credit Facility on March 29, 2017, the Company borrowed $30.0 million under each of the 5-Year Term Loan and the 7-Year Term Loan. Each of the 5-Year Term Loan and 7-Year Term Loan has a delayed draw feature that is available in up to three draws within 15 months from March 29, 2017, subject to a minimum draw of $10.0 million and pro forma compliance. The Company entered into interest rate swaps to fix the interest rates on each of the Term Loans. At September 30, 2017, the Company had no balance outstanding under the Revolving Credit Facility with a remaining borrowing capacity of $150.0 million; and had $60.0 million outstanding under the Term Loans with a fixed weighted average interest rate under the swaps of approximately 4.34% and a remaining borrowing capacity of $40.0 million. Our debt to total book capitalization ratio was approximately 17.1% at September 30, 2017.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. Also, our present financing policy prohibits incurring debt (secured or unsecured) in excess of 40% of our total book capitalization. At September 30, 2017, the Company was in compliance with its financial covenants under the Credit Facility.

Subsequent Acquisitions

During the fourth quarter of 2017, through November 7, 2017, the Company acquired three real estate properties totaling approximately 105,500 square feet for an aggregate purchase price and cash consideration of approximately $25.9 million. Upon acquisition, the properties were 100% leased with lease expirations ranging from 2025 through 2032. These acquisitions were funded with net proceeds remaining from the Company's July 2017 equity offering and from the Company's Revolving Credit Facility. See Note 7 in the Company's Condensed Consolidated Financial Statements.

Acquisition Pipeline

The Company has four properties under definitive purchase agreements for an aggregate expected purchase price of approximately $20.3 million. The Company's expected return on these investments range from approximately 9% to 10.5%. The Company anticipates these properties will close during the fourth quarter.  However, the Company is currently performing due diligence procedures customary for these types of transactions and cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

The Company also has three properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $40.4 million. The Company expects to close on one of these properties sometime in the first half of 2018 and expects to close on the remaining two properties sometime in the second half of 2018. The Company's expected aggregate return on these investments ranges up to approximately 11%.  However, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

The Company anticipates funding these investments with cash from operations, through proceeds from its Credit Facility or from net proceeds from additional debt or equity offerings.

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

Proceeds from the offering were used to repay the outstanding balance on our Revolving Credit Facility totaling $58.0 million and for investments during the third and fourth quarters of 2017.

Universal Shelf S-3 Registration Statement

On September 13, 2016, the Company filed a registration statement on Form S-3 that will allow us to offer debt or equity securities (or a combination thereof) of up to $750.0 million from time to time. The Form S-3 registration statement was declared effective as of September 26, 2016. During July 2017, the Company completed an equity offering, discussed in more detail in Note 10, and issued approximately 4,887,500 shares of its common stock for gross proceeds of approximately $114.6 million under its Form S-3 registration statement, resulting in approximately $635.4 million remaining to be issued under the Form S-3 registration statement.

Operating Activities

Cash flows provided by operating activities for the nine months ended September 30, 2017 and 2016 were approximately $15.4 million and $10.8 million, respectively. Cash flows provided by operating activities were generally provided by contractual rents, net of expenses, on our real estate property portfolio.

Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2017 and 2016 were approximately $98.7 million and $71.8 million, respectively. During the nine months ended September 30, 2017, the Company invested in 22 properties for an aggregate purchase price of approximately $93.0 million, including approximately $92.6 million in cash consideration. The Company also acquired a property, adjacent to its corporate office, for a cash purchase price of approximately $0.9 million. The property is currently leased to a tenant but the Company intends to use the property for future expansion of its corporate office. During the nine months ended September 30, 2016, the Company invested in 11 properties for an aggregate purchase price of approximately $71.1 million, including approximately $58.8 million in cash consideration, including transaction costs incurred, and the conversion of a $12.5 million mortgage note that the Company had funded during the first quarter of 2016.

Financing Activities

Cash flows provided by financing activities for the nine months ended September 30, 2017 and 2016 were approximately $99.2 million and $60.7 million, respectively. During the nine months ended September 30, 2017, the Company completed a public offering of 4,887,500 shares of its common stock, including 637,500 shares of common stock issued in connection with the exercise in full of the underwriters' option to purchase additional shares, and received net proceeds of approximately $108.9 million after deducting underwriting discount and commissions and estimated offering expenses payable by the Company. The net proceeds from the equity offering were partially used to repay $58.0 million outstanding under the Company's Revolving Credit Facility. Also, the Company entered into its Credit Facility, borrowing $60.0 million in Term Loans, and paid $17.3 million in dividends.

During the nine months ended September 30, 2016, the Company completed a public offering of 5,175,000 shares of its common stock, including 675,000 shares of common stock issued in connection with the exercise in full of the underwriters' option to purchase additional shares, and received net proceeds of approximately $86.1 million after underwriting discount and commissions and estimated offering expenses payable by the Company. The Company also paid $12.8 million in dividends during the nine months ended September 30, 2016.

Security Deposits

As of September 30, 2017, the Company held approximately $2.1 million in security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon the security deposits if there are any defaults under the leases.

Dividends

The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT.

On November 2, 2017, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.3950 per share. The dividend is payable on December 1, 2017 to stockholders of record on November 17, 2017. This rate equates to an annualized dividend of $1.58 per share.

On September 1, 2017, 2017, the Company paid a cash dividend in the amount of $0.3925 per share to stockholders of record on August 28, 2017. This rate equates to an annualized dividend of $1.57 per share.

On May 4, 2017, the Company paid a cash dividend in the amount of $0.39 per share to stockholders of record on May 19, 2017. This rate equates to an annualized dividend of $1.56 per share.

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

In March 2017, we entered into our Credit Facility which provides for $100.0 million in variable rate Term Loans. Upon closing of the Credit Facility, we borrowed $60.0 million in the aggregate on the Term Loans, with a delayed draw feature for the remaining $40.0 million, and subsequently entered into interest rate swaps to fix the interest rates on the Term Loans. See Notes 5, 6 and 10 for more information on the Term Loans and interest rate swaps.

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

Changes In Internal Control Over Financial Reporting
There were no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this quarterly report, an investor should consider the risk factors included in its Annual Report on Form 10-K for the year ended December 31, 2016, its Quarterly Reports on Form 10-Q for the three months ended June 30, 2017 and March 31, 2017, and other reports that may be filed by the Company.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

None.
ITEM 6.    EXHIBITS
The exhibits required by Item 601 of Regulation S-X which are filed with this report are listed in the Exhibit Index and are hereby incorporated in by reference.

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
Date: November 7, 2017

COMMUNITY HEALTHCARE TRUST INCORPORATED

By:	/s/ Timothy G. Wallace
Timothy G. Wallace
Chief Executive Officer and President

By:	/s/ W. Page Barnes
W. Page Barnes
Executive Vice President and Chief Financial Officer