Form 10-K
period 2017-12-31
Community Healthcare Trust Inc
filed 2018-02-22
CIK 1631569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37401

Community Healthcare Trust Incorporated
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	46-5212033 (I.R.S. Employer Identification No.)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No ☒
The aggregate market value of the shares of common stock (based upon the closing price of these shares on the New York Stock Exchange, Inc. on June 30, 2017) of the Registrant held by non-affiliates (for purposes of this calculation, all of the Registrant's directors and executive officers are deemed affiliates of the Registrant) on June 30, 2017 was approximately $317.1 million.

The Registrant had 18,179,799 shares of Common Stock, $0.01 par value per share, outstanding as of February 16, 2018.

________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. The Registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2017.

COMMUNITY HEALTHCARE TRUST INCORPORATED
FORM 10-K
December 31, 2017

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We make statements in this Annual Report on Form 10-K that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All statements other than statements of historical facts may be forward-looking statements. In particular, statements pertaining to our capital resources, property performance and results of operations contain forward-looking statements. Likewise, all of our statements regarding anticipated growth in our funds from operations and anticipated market conditions, demographics and results of operations are forward-looking statements. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “assumes,” “projects,” “forecast,” “goal” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

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

•	geographic concentrations in Illinois, Ohio, and Florida causes us to be particularly exposed to downturns in these local economies or other changes in local real estate market conditions;

•	lack of or insufficient amounts of insurance;

•	other factors affecting the real estate industry generally;

•	our failure to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our status as a REIT for U.S. federal income tax purposes; and

•	changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs.

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

Unless the context otherwise requires or indicates, references above or in this report to "we," "us," "our," "the Company," "our Company," and "Community Healthcare Trust" refer to Community Healthcare Trust Incorporated, a Maryland corporation organized to qualify as a REIT for U.S. federal income tax purposes, together with its consolidated subsidiaries, including Community Healthcare OP, LP, a Delaware limited partnership, or our "operating partnership" or our "OP," of which we are the sole general partner and own 100% of its interests.

PART I.

ITEM 1.    BUSINESS

We are a fully-integrated healthcare real estate company organized as a corporation in the State of Maryland on March 28, 2014. We own and acquire real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers in our target submarkets. We conduct our business through an UPREIT structure in which our properties are owned by our operating partnership, either directly or through subsidiaries. We are the sole general partner of our operating partnership, owning 100% of the OP units.

Real Estate Investments

As of December 31, 2017, we had investments of approximately $399.1 million in 86 real estate properties, including a mortgage note, located in 26 states, totaling over 2.0 million square feet in the aggregate. The real estate properties were approximately 91.7% leased at December 31, 2017 with a weighted average remaining lease term of approximately 7.4 years. The Company's real estate investments by geographic area are detailed in Note 2 to the Consolidated Financial Statements. The following table details the Company's real estate investments at December 31, 2017.

(Dollars in thousands)	Number of Properties	Gross Investment
Medical office buildings	32	$143,225
Physician clinics	17	49,138
Surgical centers and hospitals	13	80,265
Specialty centers	17	51,725
Behavioral facilities	6	62,010
	85	386,363
Corporate property	—	2,123
Total owned properties	85	388,486
Mortgage note receivable	1	10,633
Total real estate investments	86	$399,119

Our investments in healthcare real estate, including mortgages and other loans, are considered a single reportable segment as further discussed in Note 1 of Item 8 in this Annual Report on Form 10-K setting forth the required financial information.

Customer Concentrations

Our real estate portfolio is leased to a diverse tenant base. For the year ended December 31, 2017, none of our tenants individually accounted for 10% or more of our consolidated revenues. We have no control over the success or failure of our tenants' businesses and, at any time, any of our tenants may experience a downturn in its business that may weaken its financial condition.

Geographic Concentrations

The Company's portfolio is currently located in 26 states with approximately 36.5% of our consolidated revenues for the year ended December 31, 2017 derived from properties located in Illinois (13.5%), Ohio (12.2%), and Florida (10.8%). Such geographic concentrations could expose the Company to certain downturns in the economics of those states or other changes in the such states' respective real estate market conditions. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in any of these areas could have an effect on our overall business results. In the event of negative economic or other changes in any of these markets, our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares may be adversely affected. See each of the discussions under Item 1A, "Risk Factors," under the captions "Adverse economic or other conditions in the geographic markets in which we conduct business could negatively affect our occupancy levels and rental rates and have a material adverse effect on our operating results," and "A large percentage of our properties are located in Illinois, Ohio, and Florida, and changes in these markets may materially adversely affect us."

Competitive Strengths

We believe our management team's significant healthcare, real estate and public REIT management experience distinguishes us from other REITs and real estate operators, both public and private. Specifically, our Company's competitive strengths include, among others:

•
Strong, Diversified Portfolio.  Our focus is on investing in properties where we can develop strategic alliances with financially sound healthcare providers that offer need-based healthcare services in our target markets. Our tenant base includes many nationally recognized healthcare providers (or their affiliates) and our property portfolio has significant diversification with respect to healthcare provider, industry segment, and facility type.

•
Attractive and Disciplined Investment Focus.  We focus on healthcare facilities in our target submarkets which are off-market or lightly marketed transactions at purchase prices generally between $2 million and $25 million. We believe there is significantly less competition from existing REITs and institutional buyers for assets in these target submarkets than for comparable urban assets, thereby increasing the potential for more attractive risk-adjusted returns. In addition, we believe that healthcare-related real estate rents and valuations are less susceptible to changes in the general economy than many other types of commercial real estate due to favorable demographic trends and the need-based rise in healthcare expenditures, even during economic downturns.

•
Extensive Relationships with Healthcare Providers, Intermediaries and Property Owners.  We believe that our management team has a strong reputation among, and a deep understanding of the real estate needs of, healthcare providers in our target submarkets. In addition, we have strategic relationships which we believe gives us the ability to meet the needs of healthcare providers by structuring transactions that are mutually advantageous to sellers, our tenants and us. We believe this ability has, and will continue to, lead to strategic acquisition opportunities, which will, in turn, produce attractive risk-adjusted returns. None of our properties to date were acquired pursuant to "calls for offers" or other auction style bidding situations. We believe our relationships provide us with additional off-market or lightly marketed acquisition opportunities, thus providing us the opportunity to continue to purchase assets outside a competitive bidding process.

•
Experienced Management Team.  Each of the members of our executive management team has between 25 and 35 years of healthcare, real estate and/or public REIT management experience. Led by Timothy G. Wallace, our Chairman, Chief Executive Officer and President, W. Page Barnes, our Executive Vice President and Chief Financial Officer, and Leigh Ann Stach, our Vice President-Financial Reporting and Chief Accounting Officer, our management team has significant experience in acquiring, owning, operating and managing healthcare facilities and providing full service real estate solutions for the healthcare industry. Prior to founding our company, Mr. Wallace was a co-founder and Executive Vice President of Healthcare Realty Trust (NYSE: HR). Between the initial public offering of HR in 1993 and his departure from HR in 2002, Mr. Wallace was integral in helping to grow HR to over $2 billion in assets. Mr. Barnes has held executive positions with acute care and behavioral hospital companies and directed healthcare lending for AmSouth Bank. Ms. Stach has experience in public healthcare REIT accounting and financial reporting.

•
Growth Oriented Capital Structure. At December 31, 2017, we had $34.0 million outstanding on our revolving credit facility and had $60.0 million outstanding on our term loans under our second amended and restated Credit Agreement (collectively, our "Credit Facility") with a 24.8% debt-to-book capitalization ratio. In the future, in addition to equity and debt issuances, we may also use OP units of our operating partnership as currency to acquire additional properties from owners seeking to defer their potential taxable gain and diversify their holdings. We believe that the borrowing capacity under our Credit Facility, combined with our ability to use OP units as acquisition currency, provides us with significant financial flexibility to make opportunistic investments and fund future growth.

•
Significant Alignment of Interests.  We have structured the compensation of our board and management team to closely align their interests with the interests of our stockholders. The Company's named executive officers have elected to take 100% of their total compensation in restricted stock since the Company's initial public offering, or IPO, in May 2015, subject to an eight-year cliff-vesting period. The Company's board of directors and non-executive management team have collectively elected to take 86%, 79% and 100%, respectively, of their total compensation in restricted stock for 2017, 2016 and 2015, subject to cliff-vesting periods of three to eight years. We believe that paying our board and management team with restricted stock that is subject to long-term cliff-vesting periods effectively aligns the interests of our board and management with those of our stockholders, creating significant incentives to maximize returns for our stockholders. In addition, concurrently with the completion of our IPO in May 2015, Mr. Wallace purchased $2,000,000 in shares of our common stock and certain of our officers and directors purchased an aggregate of $350,000 in shares of our common stock in concurrent private placements in each case at a price per share equal to the price of the shares sold in the IPO. Further, Mr. Wallace has purchased 178,213 shares of our common stock under 10b5-1 plans that he had in place since 2016, which we believe further aligns management's interests with our stockholders. Finally, we have adopted, and each officer and director has met, stock ownership guidelines that require our officers and directors to continuously own an amount of our common stock based on a multiple of such officer's annual base salary or such director's annual retainer, as applicable.

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

Growth Strategy

We intend to continue to grow our portfolio of healthcare properties primarily through acquisitions of healthcare facilities in our target submarkets that provide stable revenue growth and predictable long-term cash flows. We generally focus on individual acquisition opportunities between $5 million and $25 million in off-market or lightly marketed transactions and do not intend to participate in competitive bidding or auctions of properties. We believe that there are abundant opportunities to acquire attractive healthcare properties in our target markets either from third-party owners of existing healthcare facilities or directly with healthcare providers through sale-leaseback transactions. We believe there is significantly less competition from existing REITs and institutional buyers for assets in these target submarkets than for comparable urban assets, thereby increasing the potential for attractive risk-adjusted returns. Furthermore, we may acquire healthcare properties on a non-cash basis in a tax efficient manner through the issuance of OP units as consideration for the transaction.

We intend for our investment portfolio to be diversified among healthcare facility type and segments such as medical office buildings, physician clinics, ambulatory surgery centers, behavioral facilities, dialysis clinics, oncology centers, acute care hospitals, assisted living facilities, post-acute care hospitals, skilled nursing facilities, and specialty hospitals, as well as being diverse both geographically and with respect to our tenant base. We seek to invest in properties where we can develop strategic alliances with financially-sound healthcare providers that offer need-based healthcare services in our target markets.

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

We operate so as to maintain our status as a REIT for federal income tax purposes. As a REIT, we are not subject to corporate federal income tax with respect to taxable income distributed to our stockholders. We have also elected one subsidiary to be treated as a taxable REIT subsidiary ("TRS"), which is subject to federal and state income taxes.

Tax Status

We have qualified as a REIT for U.S. federal income tax purposes since 2015, the year we began operations, and we expect that we will remain qualified as a REIT for U.S. federal income tax purposes for the year ending December 31, 2018. Our qualification as a REIT depends upon our ability to meet, on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code of 1986, as amended, or the Code, relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and that our manner of operations will enable us to continue to meet the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes for the year ending December 31, 2018.

As a REIT, we generally will not be subject to U.S. federal income tax on our taxable income that we distribute currently to our stockholders. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute on an annual basis at least 90% of their REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. If we fail to qualify for taxation as a REIT in any taxable year and do not qualify for certain statutory relief provisions, our income for that year will be subject to tax at regular corporate rates, and we would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. Even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to state and local taxes on our income and assets and to U.S. federal income and excise taxes on our undistributed income. Additionally, any income earned by Community Healthcare Trust Services, Inc., our TRS, and any other TRSs that we form or acquire in the future will be fully subject to U.S. federal, state and local corporate income tax. See Government Regulation and Legislative Developments below for a discussion of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”) and Note 15 to the Consolidated Financial Statements for a discussion of The Tax Cuts and Jobs Act ("TCJA"), enacted on December 22, 2017, which reduced the US federal corporate tax rate from 35% to 21% effective January 1, 2018.

Government Regulation

Our healthcare tenants and their operators are subject to extensive federal, state and local government legislation and regulation. Federal laws, including but not limited to the Affordable Care Act; laws intended to combat fraud and waste such as the Anti-Kickback Statute, Stark Law, False Claims Act; Medicare and Medicaid laws and regulations; and the Health Insurance Portability and Accountability Act of 1996 may limit our tenants operational flexibility and compensation arrangements. Many states have analogous laws which may be broader than their federal counterparts, including state licensure laws, privacy rules, and Medicaid requirements. Compliance with these regulatory requirements can increase operating costs and, thereby, adversely affect the financial viability of our tenants’ businesses. Our tenants’ failure to comply with these laws and regulations could adversely affect their ability to successfully operate our properties, which could negatively impact their ability to satisfy their contractual obligations to us. As a landlord, we intend for all of our business activities and operations to conform in all material respects with all applicable laws and regulations, including healthcare laws and regulations. Our leases require the tenants and operators to comply with all applicable laws, including healthcare laws. However, we do not have any ability to audit nor do we independently verify such information.

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

There are various state and federal laws that may apply to investors including U.S. federal and state anti-kickback and fee-splitting statutes, which limit physician referrals to entities in which the physician has a financial relationship. States vary in the types of entities, if any, that their laws cover. Investment interests in those facilities may, in certain instances, prohibit referrals to the entity by physician investors. Physician investors may also face disciplinary action from licensure boards for referrals to entities in which the physician has an investment interest. Some states require disclosure of the financial relationship before referral by any physician investors, while others prohibit referrals entirely. These state laws and regulations may be broader than their federal counterparts and are the subject of state enforcement. Many state laws contain exemptions for investments in publicly traded companies provided certain requirements are met. These exemption requirements may include listing on a national stock exchange or maintaining a minimum asset value. Meeting some of these requirements may be dependent on market forces or otherwise outside our control.

Changes in laws and regulations, reimbursement enforcement activity and regulatory non-compliance by our tenants and operators can all have a significant effect on their operations and financial condition, which in turn may adversely impact us, as detailed below and set forth under Item 1A, “Risk Factors,” under the caption “The healthcare industry is heavily regulated and new laws or regulations, changes to existing laws or regulations, changes to reimbursement models or structure, loss of licensure or failure to obtain licensure could adversely impact our company and result in the inability of our tenants to make rent payments to us.” We highlight below several of the more complex laws; however this is an overview, as the complexities of the laws impacting tenants are varied and extensive.

The Affordable Care Act has continued to change how healthcare services are covered, delivered and reimbursed. The Affordable Care Act includes payment reform provisions intended to drive Medicare towards more value-based purchasing which, in turn, increases accountability for healthcare providers for the quality and costs of the healthcare services they provide. While more individuals now carry healthcare coverage as a result of the Affordable Care Act, the full effects of the changes to reimbursement models for both public and commercial coverage continue to evolve. Each kind of healthcare provider tenant has a different and complex set of laws related to reimbursement and reimbursement models, which may affect the tenant’s ability to collect revenues and meet the terms of their leases. Such varying reimbursement models and laws impact each kind of provider as well as the healthcare system as a whole. For example, for physicians, the Centers for Medicare and Medicaid Services sets an annual Medicare Sustainable Growth Rate and updates a related physician fee schedule to control spending by Medicare on physician services. The implementation of this physician fee schedule can be suspended or adjusted by Congress, as has been done regularly in the past. In addition, for ambulatory service centers, the Affordable Care Act introduced provisions that reduce the annual inflation update for payment rates by a “productivity adjustment,” which may result in a decrease in Medicare payment rates for the same procedures in a given year compared to the prior year. Other changes brought about by the Affordable Care Act could negatively impact reimbursement for any one of the kind of provider tenants as outlined below.

The Affordable Care Act also altered reimbursement from private insurers and managed care organizations. Networks continue to readjust, and all providers must ensure adequate market share in their respective areas to remain in the network created by many of the managed care organizations. Under the Affordable Care Act prior to the Trump Administration, individuals were required to obtain coverage or pay a penalty resulting in millions of more Americans obtaining coverage, usually through the healthcare exchanges (called the Marketplace) established to provide coverage in each state. The Trump Administration and Congress have removed this mandate beginning in 2019, and it is not known what effect the mandate's elimination will have on coverage rates. It is unclear at this time how the Marketplace coverage will impact each state and locale, or how that will differ with the elimination of the mandate. The Trump Administration has suggested that it plans to seek to repeal all or portions of the Affordable Care Act and replace the current legislation with new legislation. There is continued uncertainty with respect to the impact the Trump Administration may have, and it could impact coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us and/or our tenants.

Section 603 of the Bipartisan Budget Act of 2015 lowered Medicare rates, effective January 1, 2017, for services provided in off-campus, provider-based outpatient departments, to the same level of rates for physician-office settings. Section 603 does not apply to facilities that billed at the lower Medicare rates on or before November 2, 2015 (the "grandfather clause") or that had a binding written agreement in place for the construction of the off-campus site before November 2, 2015 (the "mid-build exemption"). Section 603 reflects movement by the Congress and the Center for Medicare and Medicaid Services toward “site-neutral" reimbursement” where Medicare rates across different facility-type settings are equalized. While changes such as Section 603 are expected to lower overall Medicare spending, our medical office buildings located on hospital campuses could become more valuable as hospital tenants keep their higher Medicare rates for on-campus outpatient services. However, we cannot predict the amount of benefit from these measures or if current and future federal budget negotiations will ultimately require similar site neutral changes in Medicare reimbursement rates for services provided in other facility-type settings.

Legislative Developments

Each year, legislative proposals for health policy are introduced in Congress and state legislatures, and regulatory changes are enacted by government agencies. These proposals, individually or in the aggregate, could significantly change the delivery of healthcare services, either nationally or at the state level, if implemented. Examples of significant legislation currently under consideration, recently enacted or in the process of implementation, include:

•	the Affordable Care Act and proposed amendments and repeal measures and related actions at the federal and state level;

•	the repeal of a portion of the Affordable Care Act (effective in 2019) for the mandate that all individual's purchase health insurance or pay a tax penalty;

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

•
equalization of Medicare payment rates across different facility-type settings (i.e.; the Bipartisan Budget Act of 2015, Section 603, lowered Medicare payment rates, effective January 1, 2017, for services provided in off-campus, provider-based outpatient departments to the same level of rates for physician-office settings for those facilities not grandfathered-in under the current Medicare rates as of the law’s date of enactment, November 2, 2015);

•	the continued adoption by providers of federal standards for, and the associated audits of, the meaningful-use of electronic health records and the transition to ICD-10 coding;

•	a continuing trend of provider consolidation and associated anti-trust scrutiny; and

•	tax law changes affecting non-profit providers, including the 2017 act's effect on charitable contributions.

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

Employees

At December 31, 2017, we employed 16 people. The employees are not members of any labor union, and we consider our relations with our employees to be excellent.

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

A key component of our investment strategy is to acquire additional healthcare properties in off-market or lightly marketed transactions, relying on our officers’ relationships with healthcare providers and real estate brokers. We seek to acquire properties before they are widely marketed by real estate brokers. As we expect to compete with many national, regional and local acquirers of healthcare properties, properties that are acquired in off-market or lightly marketed transactions are typically more attractive to us as a purchaser because of the absence of a formal sales process, which could lead to higher prices. In the formal sales process, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger REITs, including publicly traded and privately held REITs, private equity investors or institutions investment funds who are targeting healthcare properties may enjoy significant competitive advantages that result from, among other things, a lower cost of capital, enhanced operating efficiencies, more risk tolerance, more personnel and market penetration and familiarity with markets. As such, if we do not have access to off-market or lightly marketed deal flow in the future, our ability to locate and acquire additional properties in our target submarkets at attractive prices could be materially and adversely affected, which could materially impede our growth, and, as a result, adversely affect our operating results.

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

We may be unable to successfully acquire properties and expand our operations into new or existing target submarkets.

A component of our strategy is to pursue acquisitions of properties in new and existing target submarkets. These acquisitions could divert our officers’ attention from other pending and/or potential acquisitions, and we may be unable to retain key employees or attract highly qualified new employees in those markets. In addition, we may not possess familiarity with the dynamics and prevailing conditions of any new target submarkets, which could adversely affect our ability to successfully expand into or operate within those markets. For example, new target submarkets may have different insurance practices, reimbursement rates and local real estate zoning regulations than those with which we are familiar. We may find ourselves more dependent on third parties in new target submarkets because our physical distance could hinder our ability to directly and efficiently manage and otherwise monitor new properties in new target submarkets. In addition, our expansion into new target submarkets could result in unexpected costs or delays as well as lower occupancy rates and other adverse consequences. We may not be successful in identifying suitable properties or other assets that meet our acquisition criteria or in consummating acquisitions on satisfactory terms or at all for a number of reasons, including, among other things, significant competition from other prospective purchasers in new target submarkets, unsatisfactory results of our due diligence investigations, failure to obtain financing for the acquisition on favorable terms or at all, and our misjudgment of the value of the opportunities. We may also be unable to successfully integrate the operations of acquired properties, maintain consistent standards, controls, policies and procedures, or realize the anticipated benefits of the acquisitions within the anticipated timeframe or at all. If we are unsuccessful in expanding into new or our existing target submarkets, it could materially and adversely affect our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock.

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

Any bankruptcy filings by or relating to one of our tenants could bar all efforts by us to collect pre-bankruptcy debts from that tenant or seize its property, unless we receive an order permitting us to do so from a bankruptcy court, which we may be unable to obtain. A tenant bankruptcy could also delay our efforts to collect past due balances under the relevant leases and could ultimately preclude full collection of these sums. Furthermore, if a tenant rejects the lease while in bankruptcy, we would have only a general unsecured claim for pre-petition damages. Any unsecured claim that we hold may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. It is possible that we may recover substantially less than the full value of any unsecured claims that we hold, if any, which may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock. Furthermore, dealing with a tenant bankruptcy or other default may divert management’s attention and cause us to incur substantial legal and other costs, which could adversely affect our ability to execute our business strategies, financial condition, and results of operations, as well as our ability to make distributions to our stockholders and the market price of our common stock. See Note 5 to the Consolidated Financial Statements regarding the bankruptcy filed by one of the Company's borrowers.

We may have difficulty finding suitable replacement tenants in the event of a tenant default or non-renewal of our leases, especially for our properties located in smaller markets.

We cannot predict whether our tenants will renew existing leases beyond their current terms. We currently have 31 leases scheduled to expire in 2018 and 32 leases scheduled to expire in 2019, which represent 9.1% and 10.7% of our total annualized lease revenue, respectively, as of December 31, 2017. If any of our leases are not renewed, or are terminated prior to the contractual expiration date, we would attempt to lease those properties to another tenant at then-current market rates. However, following expiration of a lease term or if we exercise our right to replace a tenant in default, rental payments on the related properties could decline or cease altogether while we reposition the properties with a suitable replacement tenant. As such, we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our properties while they are being repositioned. Furthermore, our ability to reposition our properties with a suitable tenant could be significantly delayed or limited by state licensing, receivership, certificate of need, or CON, or other laws, as well as by the Medicare and Medicaid change-of-ownership rules. We could also incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings. In addition, our ability to locate suitable replacement tenants could be impaired by the specialized healthcare uses or contractual restrictions on use of the properties, and we may be required to spend substantial amounts to adapt the properties to other uses. Any such delays, limitations and expenses could adversely impact our ability to collect rent, obtain possession of leased properties or otherwise exercise remedies for tenant default and could have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock.

All of these risks may be greater in the target submarkets on which we focus, where there may be fewer potential replacement tenants, making it more difficult to replace tenants, especially for specialized space, like hospital or outpatient treatment facilities located in our properties, and could have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock.

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

A large percentage of our properties are located in Illinois, Ohio, and Florida, and changes in these markets may materially adversely affect us.

Of our investments in 86 properties, the properties located in Illinois, Ohio, and Florida provide, in the aggregate, approximately 36.5% of our revenues for the year ended December 31, 2017. As a result of this geographic concentration, we are particularly exposed to downturns in the economies of those states or other changes in such states’ respective real estate market conditions. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in these states could have a disproportionate effect on our overall business results. In the event of negative economic or other changes in these markets, our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock may be materially and adversely affected.

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

If we acquire an investment in a mortgage note, such investment will involve special risks relating to the particular borrower, and we will be at risk of loss on that investment, including losses as a result of a default on the mortgage note. For example, on June 23, 2017, the borrower under our only outstanding mortgage note filed for bankruptcy in the state of Louisiana. The principal balance on this mortgage note was approximately $10.6 million as of June 30, 2017 and there can be no assurance that we will recover the full value of this mortgage note. See Note 5 to the Consolidated Financial Statements for more detail on the bankruptcy. These losses may be caused by many conditions beyond our control, including economic conditions affecting real estate values, tenant defaults and lease expirations, interest rate levels, adverse rulings of bankruptcy courts, and the other economic and liability risks associated with real estate. We do not know whether the values of the property securing any of our real estate related investments will remain at the levels existing on the dates we initially make the related investment. If the values of the underlying properties drop, our risk will increase and the values of our interests may decrease.

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

Cybersecurity incidents could disrupt our business and result in the compromise of confidential information.

Our business is at risk from and may be impacted by information security incidents, including attempts to gain unauthorized access to our confidential data, ransomware, malware, and other electronic security events. Such incidents can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats. They can also result from internal compromises, such as human error or malicious acts. While we employ a number of measures to prevent, detect and mitigate these threats, there is no guarantee such efforts will be successful in preventing a cyber event. Cybersecurity incidents could disrupt our business and compromise confidential information of ours and third parties, including our tenants.

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

The Affordable Care Act's passage changed how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals and reduced Medicare program spending. The law reformed certain aspects of health insurance, expanded existing efforts to tie Medicare and Medicaid payments to performance and quality and contained provisions intended to strengthen fraud and abuse enforcement. In addition, the law now requires skilled nursing facilities and nursing facilities to implement a compliance and ethics program for all employees and agents. The complexities and ramifications of the Affordable Care Act continue to unfold within our industry. Our revenues and financial condition, and those of our tenants, could be impacted by the current law’s complexity, lack of implementing regulations or interpretive guidance, gradual implementation and possible additional changes to the law. Further, we are unable to foresee how individuals and businesses will respond to the uncertain landscape or that landscape's effect on the reimbursement rates received by our tenants, the financial success of our tenants and strategic partners, and consequently the effect on us.

The Trump Administration has suggested that it plans to seek to repeal all or portions of the Affordable Care Act and replace the current legislation with new legislation. While the Administration's efforts in 2017 were largely unsuccessful, there is continued uncertainty with respect to the impact the Trump Administration may have, and it could impact coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act. However, we cannot predict the ultimate content, timing or effect of any further healthcare reform legislation or the impact of potential legislation on us. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for medical products once approved or additional pricing pressures, and may adversely affect our operating results.

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

Our tenants may be subject to compliance issues and cyber-attack associated with the protection of personal information.

Breaches of personal information can result from deliberate attacks or unintentional events. More recently, there has been an increased level of attention focused on cyber-attacks focused on healthcare providers because of the vast amount of personally identifiable information they possess. Most healthcare providers, including all who accept Medicare and Medicaid, must comply with the Health Insurance Portability and Accountability Act, or HIPAA, regulations regarding the privacy and security of protected health information. States also maintain laws focused in this area. The HIPAA regulations impose extensive administrative requirements on our tenants with regard to how such protected health information may be used and disclosed. Further, the regulations include extensive and complex regulations which require providers to establish reasonable and appropriate administrative, technical and physical safeguards to ensure the confidentiality, integrity and availability of protected health information maintained in electronic format. Providers are obligated under HIPAA and State law to notify individuals and the government if personal information is compromised. In addition to federal regulators, state attorneys’ general are also enforcing information security breaches. Our tenants must safeguard protected health information against reasonably anticipated threats or hazards to the information. HITECH directs the Secretary of HHS to provide for periodic audits to ensure covered entities (and their business associates, as that term is defined under HIPAA) comply with the applicable HIPAA requirements, increasing the likelihood that a HIPAA violation will result in an enforcement action.

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

We also believe that there has been, and will continue to be, an increase in governmental investigations of certain healthcare providers, particularly in the areas of Medicare/Medicaid false claims and meaningful-use of electronic health records, as well as an increase in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, any settlements of such proceedings or investigations in excess of insurance coverage, whether currently asserted or arising in the future, could have a material adverse effect on a tenant’s financial condition. If a tenant is unable to obtain or maintain insurance coverage, if judgments are obtained or settlements reached in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or if a tenant is subject to an uninsurable government enforcement action or investigation, the tenant could be exposed to substantial additional liabilities, which may affect the tenant’s ability to pay rent, which in turn could have a material adverse effect on our business, financial condition and results of operations, our ability to pay distributions to our stockholders and the market price of our common stock.

Risks Related to the Real Estate Industry

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more of our properties in response to changing economic, financial and investment conditions is limited. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. In the event we decide to sell any of our properties, we cannot predict whether we will be able to sell such properties for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of any of our properties. The fact that we own properties in our target submarkets may lengthen the time required to sell our properties. We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements.

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

As a result of becoming a public company, after we are no longer an emerging growth company, we will be subject to the requirements of the Sarbanes-Oxley Act and will be obligated to obtain an audit opinion on the effectiveness of internal control over financial reporting. These internal controls may not be determined to be effective, which may harm investor confidence and, as a result, the trading price of our common stock.

The Sarbanes-Oxley Act will require our auditors to deliver an attestation report on the effectiveness of our internal control over financial reporting in conjunction with their opinion on our audited financial statements after we are no longer an emerging growth company. Substantial work on our part is required to implement appropriate processes, document the system of internal control over key processes, assess their design, remediate any deficiencies identified and test their operation. This process is expected to be both costly and challenging. We cannot give any assurances that material weaknesses will not be identified in the future in connection with our compliance with the provisions of the Sarbanes-Oxley Act. The existence of any material weakness would preclude a conclusion by management and our independent auditors that we maintained effective internal control over financial reporting. Our management may be required to devote significant time and expense to remediate any material weaknesses that may be discovered and may not be able to remediate any material weakness in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, all of which could lead to a decline in the market price of our common stock.

We incurred costs as a result of becoming a public company, and such costs may increase if and when we cease to be an emerging growth company.

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

As of December 31, 2017, we had $94.0 million in debt outstanding under our Credit Facility, including our term loans. We do not anticipate that our internally generated cash flow will be adequate to repay our anticipated indebtedness upon maturity and, therefore, we expect to repay indebtedness through refinancings and future offerings of equity and debt securities, either of which we may be unable to secure on favorable terms or at all. Our level of debt and any limitations imposed upon us by our debt agreements could have adverse consequences, including the following:

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

As of December 31, 2017, our indebtedness represented approximately 24.2% of our total assets. Our current financing policy prohibits incurring debt (secured or unsecured) in excess of 40% of our total book capitalization. However, this debt limitation policy can be changed by our board of directors without stockholder approval and there are no provisions in our bylaws that limit our ability to incur indebtedness. We could alter the balance between our total outstanding indebtedness and the value of our properties at any time. If we become more highly leveraged, the resulting increase in outstanding debt could adversely affect our ability to make debt service payments, to pay our anticipated distributions and to make the distributions required to qualify as a REIT. The occurrence of any of the foregoing risks could adversely affect our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock.

Increases in interest rates may increase our interest expense and adversely affect our cash flows and our ability to service our indebtedness and to make distributions to our shareholders.

As of December 31, 2017, we had $34 million of variable-rate indebtedness outstanding that has not been swapped for a fixed interest rate and we expect that more of our indebtedness in the future, including borrowings under our Credit Facility, some of which may be subject to variable interest rates. Increases in interest rates on any variable rate indebtedness will increase our interest expense, which could adversely affect our cash flow and our ability to pay distributions.

The Company may enter into swap agreements from time to time that may not effectively reduce its exposure to changes in interest rates.

The Company may enter into swap agreements from time to time that may not effectively reduce its exposure to changes in interest rates. The Company entered into two swap agreements during 2017 and may enter into such agreements in the future to manage some of its exposure to interest rate volatility. These swap agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements. In addition, these arrangements may not be effective in reducing the Company's exposure to changes in interest rates. In addition, we may be limited in the type and amount of hedging transactions that we may use in the future by our need to satisfy the REIT income tests under the Code. Failure to hedge effectively against interest rate changes may have an adverse effect on our business, financial condition, results of operations, our ability to make distributions to our shareholders and the market price of our common shares.

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

If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distribution to our stockholders because:

•	we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;

•	we could be subject to increased state and local taxes; and

•	unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.

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

We have formed one TRS, and in the future, may form other TRSs for various reasons, including for the purpose of leasing “qualified healthcare properties” from us pursuant to the provisions of REIT Investment Diversification and Empowerment Act of 2007, or RIDEA. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We will monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with the TRS ownership limitation and will structure any future transactions with any TRS on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above. However, there can be no assurance that we will be able to comply with such TRS ownership limitation or to avoid application of the 100% excise tax.

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

The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are taxed at individual rates is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. However, for tax years beginning after December 31, 2017, certain stockholders may be able to deduct up to 20% of "qualified REIT dividends" pursuant to Section 199A of the Code subject to certain limitations set forth in the Code.

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

In December 2017, Congress enacted a comprehensive tax reform bill (the “2017 Tax Reform Bill”). Among other things, the 2017 Tax Reform Bill reduces the top corporate tax rate from 35% to 21%, allows a deduction of up to

20% of qualified business income including qualified REIT dividends, eliminates the corporate alternative minimum tax, and places certain additional limitations on the deductibility of interest expense. Additionally, the 2017 Tax Reform Bill requires that taxpayers using the accrual method for income tax accounting take into account certain items of income for income tax purposes no later than the time such items are taken into account as revenue for financial accounting purposes on certain financial statements. To the extent that we are required to recognize any item of revenue for financial accounting purposes (such as straight-lining of rent pursuant to Accounting Standards Codification Topic 840), we may be required to recognize such item for income tax purposes. The full effect of the 2017 Tax Reform Bill on the real estate industry and our business are not yet known.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In addition to the information provided below, see Item 1, "Business," Note 2 to the Consolidated Financial Statements in Item 8 "Financial Statements and Supplementary Data," and Schedule III of Item 15 of this Annual Report on Form 10-K for more detailed information about the Company's properties as of December 31, 2017.

Scheduled Lease Expirations

As of December 31, 2017, the weighted average remaining years to maturity pursuant to the leases with our tenants was approximately 7.4 years, with expirations through 2033. The table below details scheduled lease expirations, as of December 31, 2017, for our properties for the periods indicated.

		Total Leased Square Footage		Annualized Lease Revenue
Year	Number of Leases Expiring	Amount	Percent (%)	Amount (in thousands)	Percent (%)
2018	31	154,789	8.7%	3,317	9.1%
2019	32	166,710	9.3%	3,916	10.7%
2020	39	199,984	11.2%	3,720	10.2%
2021	17	152,224	8.5%	3,061	8.4%
2022	29	180,610	10.1%	3,845	10.5%
2023	13	74,004	4.2%	1,569	4.3%
2024	5	37,433	2.1%	1,139	3.1%
2025	4	64,493	3.6%	2,144	5.8%
2026	4	98,911	5.6%	2,343	6.4%
Thereafter	29	651,562	36.5%	11,501	31.4%
Month-to-Month	4	3,740	0.2%	39	0.1%
Totals	207	1,784,460	100.0%	$36,594	100.0%

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

ITEM 4.   MINE SAFETY DISCLOSURES

None.

PART II.
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company's common stock are traded on the New York Stock Exchange under the symbol "CHCT." At February 16, 2018, there were 17 stockholders of record. The following table sets forth the high and low sales prices per share of common stock and the dividends declared and paid per share of common stock related to the years ended December 31, 2017 and 2016.

	High	Low	Dividends Declared and Paid per Share
2017
First quarter	$24.94	$21.33	$0.3900
Second quarter	$26.50	$23.76	$0.3925
Third quarter	$27.95	$23.30	$0.3950
Fourth quarter (1)	$30.64	$26.06	$0.3975

2016
First quarter	$19.39	$15.87	$0.3800
Second quarter	$21.39	$17.70	$0.3825
Third quarter	$23.71	$20.55	$0.3850
Fourth quarter	$23.69	$19.61	$0.3875
_________
(1) Our fourth quarter dividend is payable on March 2, 2018 to shareholders of record on February 16, 2018.

Future dividends will be declared and paid at the discretion of the Board of Directors. The Company’s ability to pay dividends is dependent upon its ability to generate funds from operations and cash flows, and to make accretive new investments.

Stock Performance Graph

The following graph compares, over a measurement period beginning May 21, 2015 and ending on December 31, 2017, the cumulative total return on our common stock with (i) the cumulative total return on the stocks included in the Russell 3000 Index and (ii) the cumulative total return on the stocks included in the NAREIT All Equity REIT Index. The performance graph assumes that the value of the investment in our common stock, the Russell 3000 Index and the NAREIT All Equity REIT Index was $100 at May 21, 2015, the date our common stock began publicly trading on the New York Stock Exchange, and that all dividends were reinvested.

	Period Ending
Index	5/21/2015	12/31/2015	12/31/2016	12/31/2017
Community Healthcare Trust Incorporated	$100.00	$95.98	$129.42	$167.99
Russell 3000 Index	$100.00	$95.92	$108.14	$130.99
NAREIT All Equity REIT Index	$100.00	$103.15	$112.05	$121.77

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

	Year Ended December 31,
	2017	2016	2015 (1)	For the Period from March 28, 2014 (inception) to December 31, 2014
(Amounts in thousands except per share data)
Statement of Operations Data:
Total revenues	$37,343	$25,197	$8,632	$—
Total expenses	29,956	21,328	9,759	—
Other income (expense), net	(3,877)	(1,148)	(329)	—
Net income (loss)	$3,510	$2,721	$(1,456)	$—

Diluted Income (loss) per share:
Income (loss) per diluted common share	$0.19	$0.24	$(0.31)	$—
Weighted average common shares outstanding - Diluted	14,815	11,320	4,727	200

Balance Sheet Data (as of the end of the period):
Real estate properties, gross	$388,486	$252,736	$132,967	$—
Real estate properties, net	$352,350	$234,332	$127,764	$—
Mortgage notes receivable, net	$10,633	$10,786	$10,897	$—
Total assets	$385,766	$251,529	$142,803	$2
Debt, net	$93,353	$51,000	$17,000	$—
Total stockholders' equity	$283,374	$194,007	$122,270	$2

Other Data:
Funds from operations (2)	$21,224	$15,912	$3,747	$—
Funds from operations per common share - Diluted (2)	$1.41	$1.41	$0.79	$—
Dividends paid	$24,432	17,783	$3,928	$—
Dividends declared and paid per common share	$1.565	$1.525	$0.517	$—

(1) The Company completed it initial public offering and began operations on May 27, 2015.
(2) See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of funds from operations ("FFO"), including why the Company presents FFO and a reconciliation of net income to FFO.

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

Emerging Growth Company

We have elected to be an emerging growth company, as defined in the JOBS Act since 2015. An emerging growth company may take advantage of specified reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. As an emerging growth company, among other things:

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

We may take advantage of these provisions for up to five years or such earlier time that we are no longer an emerging growth company. We will cease to be an emerging growth company upon the earliest to occur of: (i) the last day of the first fiscal year in which we have more than $1.07 billion in annual revenues; (ii) the date we qualify as a "large accelerated filer," with at least $700 million in market value of our common stock held by non-affiliates; (iii) the issuance, in any three-year period, of more than $1.0 billion of non-convertible debt securities; and (iv) the last day of the fiscal year ending after the fifth anniversary of our IPO in May 2015.

Trends and Matters Impacting Operating Results

Management monitors factors and trends that it believes are important to the Company and the REIT industry in order to gauge their potential impact on the operations of the Company. Certain of the factors and trends that management believes may impact the operations of the Company are discussed below.

Real estate investments

During 2017, the Company invested in 28 real estate properties for an aggregate purchase price of approximately $133.2 million, including cash consideration of approximately $132.6 million. Upon acquisition, the real estate properties were approximately 98.8% leased in the aggregate with lease expirations through 2032. The Company also acquired a property, adjacent to its corporate office, for a cash purchase price of approximately $0.9 million. The property is leased to a tenant but the Company intends to use the property for future expansion of its corporate office. In addition, we funded a $5.0 million mezzanine loan to the tenant of one of the properties acquired and purchased $11.45 million face value of certain promissory notes, secured by accounts receivable of our bankrupt borrower, for $8.75 million from a syndicate of banks, a $2.7 million discount to face value. See Notes 4 and 5 to the Consolidated Financial Statements for further discussion related to this note purchase and bankruptcy.

Acquisition Pipeline

The Company has three properties under definitive purchase agreements for an aggregate purchase price of approximately $16.8 million with expected returns ranging from approximately 9.0% to 9.6% . The Company anticipates these properties will close during the first quarter of 2018. However, the Company is currently performing due diligence procedures customary for these types of transactions and cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

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

Purchase Option Provisions

Certain of the Company's leases provide the lessee with a purchase option or a right of first refusal to purchase the leased property. The purchase option provisions require the lessee to purchase the leased property at an amount greater than the Company's gross investment in the leased property at the time of the purchase. No purchase options were exercised during the year ended December 31, 2017. The Company had approximately $6.3 million in two real estate properties at December 31, 2017 with purchase options that are exercisable during 2018.

Equity Offering

In July 2017, the Company completed a public offering of 4,887,500 shares of its common stock, including 637,500 shares of common stock issued in connection with the exercise in full of the underwriters' option to purchase additional shares, and received net proceeds of approximately $108.6 million after deducting underwriting discount and commissions and offering expenses paid by the Company. Proceeds from the offering were used to repay the outstanding balance on our revolving credit facility totaling $58.0 million and for additional investments. See Note 7 to the Consolidated Financial Statements.

Second Amended and Restated Credit Facility

On March 29, 2017, we entered into a second amended and restated Credit Facility (as amended and restated, the "Credit Facility"). The Credit Facility provides for a $150.0 million revolving credit facility (the "Revolving Credit Facility") and $100.0 million in term loans (the "Term Loans"). The Credit Facility, through the accordion feature, allows borrowings up to a total of $450.0 million, including the ability to add and fund additional term loans. The Revolving Credit Facility matures on August 9, 2019 and includes two 12-month options to extend the maturity date of the Revolving Credit Facility, subject to the satisfaction of certain conditions. The Term Loans include a five-year term loan facility in the aggregate principal amount of $50.0 million (the "5-Year Term Loan") which matures on March 29, 2022 and a seven-year term loan facility in the aggregate principal amount of $50.0 million (the "7-Year Term Loan") which matures on March 29, 2024. Upon closing of the Credit Facility on March 29, 2017, the

Company borrowed $30.0 million under each of the 5-Year Term Loan and the 7-Year Term Loan. Each of the 5-Year Term Loan and 7-Year Term Loan has a delayed draw feature that is available in up to three draws within 15 months from March 29, 2017, subject to a minimum draw of $10.0 million and pro forma compliance. See Note 5 to the Consolidated Financial Statements.

Lease Expirations

We expect that approximately 5% to 15% of our leases will expire in each year, given that our leases are generally three to fifteen year leases with physicians or other healthcare providers. Based on annualized rent, approximately 9.1% expire in 2018. Management expects that many of the tenants will renew their leases, but in cases where they do not renew, the Company believes it will generally be able to re-lease the space to existing or new tenants without significant loss of rental income.

Contractual Obligations

The Company’s material contractual obligations at December 31, 2017 are included in the table below. At December 31, 2017, the Company had no long-term capital lease or purchase obligations.

(Dollars in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving Credit Facility (1)	$36,820	$1,754	$35,066	$—	$—
Terms Loans (2)	74,536	2,747	5,493	34,507	31,789
Tenant improvements	3,430	3,279	151	—	—
Capital improvements	123	123	—	—	—
	$114,909	$7,903	$40,710	$34,507	$31,789
____________
(1)The amounts shown include interest at the weighted average interest rate at December 31, 2017 and the unused fee interest assuming the credit facility remains at $34.0 million through its maturity.
(2)The amounts shown include interest at the current fixed rates through the in-place cash flow hedges, and the ticking fees (or unused interest) assuming the term loans remain at $60.0 million outstanding through maturity.

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

Results of Operations

Our results of operations are most significantly impacted each year by our acquisitions in and funding of our real estate investments, as well as expenses related to our employees, professional fees and other costs related to operating the REIT and its related subsidiaries.

As of December 31, 2017, we had invested approximately $399.1 million in 86 real estate properties, including a mortgage note, which are located in 26 states and total over 2.0 million square feet. During 2017, we acquired 28 real estate properties which in the aggregate were 98.8% leased for cash consideration of approximately $133.5 million. During 2016, we acquired 17 real estate properties for cash consideration of approximately $103.2 million and funded a mortgage note receivable for approximately $12.4 million.

Year Ended December 31, 2017 Compared to December 31, 2016

The table below shows our results of operations for the year ended December 31, 2017 compared to the same period in 2016 and the effect of changes in those results from period to period on our net income.

	For the Year Ended December 31,		Increase (Decrease) to Net Income
	2017	2016	$	%
REVENUES
Rental income	$31,071	$18,999	$12,072	63.5%
Tenant reimbursements	5,071	4,564	507	11.1%
Mortgage interest	1,022	1,634	(612)	(37.5)%
Other operating	179	—	179	n/a
	37,343	25,197	12,146	48.2%
EXPENSES
Property operating	8,682	4,744	(3,938)	(83.0)%
General and administrative	3,475	3,228	(247)	(7.7)%
Depreciation and amortization	17,732	13,201	(4,531)	(34.3)%
Bad debts	67	155	88	56.8%
	29,956	21,328	(8,628)	(40.5)%
OTHER INCOME (EXPENSE)
Interest expense	(3,948)	(1,178)	(2,770)	N/M
Interest and other income, net	71	30	41	N/M
	(3,877)	(1,148)	(2,729)	N/M
NET INCOME	$3,510	$2,721	$789	29.0%
___________
N/M-not meaningful.

Revenues

Revenues increased approximately $12.1 million or 48.2%, for the year ended December 31, 2017 compared to the same period in 2016 due mainly to the following:

•	Acquisitions during 2017 contributed revenues of approximately $6.7 million in 2017;

•
Acquisitions during 2016, including one mortgage note that was subsequently converted upon the acquisition of the real estate securing the note, contributed an increase in revenues of approximately $7.0 million in 2017; and

•
Revenues for 2017 decreased approximately $1.6 million related to the properties acquired during 2015 due to a reduction in tenant reimbursement revenue impacted by a reduction in operating expenses on certain properties, as well as decrease in revenues from the loss of certain tenants.

Expenses

Property operating expenses increased approximately $3.9 million, or 83.0%, for the year ended December 31, 2017 compared to the same period in 2016 mainly due to the following:

•	Acquisitions during 2017 accounted for an increase of approximately $0.9 million in 2017;

•	Acquisitions during 2016 accounted for an increase of approximately $1.7 million in 2017;

•
We recorded contingent consideration related to three acquisitions during 2015 and 2016 and we recorded adjustments to the fair value of these contingent considerations during 2016 which resulted in a reduction to property operating expense during 2016 of approximately $1.3 million.

General and administrative expenses

General and administrative expenses increased approximately $0.2 million, or 7.7%, for the year ended December 31, 2017 compared to the same period in 2016 due mainly to compensation-related expenses and occupancy costs related to our employees and corporate office, including the amortization of non-vested restricted common shares issued under the 2014 Incentive Plan and expenses related to the addition of employees.

Depreciation and amortization expense

Depreciation and amortization expense increased approximately $4.5 million, or 34.3%, for the year ended December 31, 2017 compared to the same period in 2016 due mainly to the following:

•	Depreciation and amortization related to properties acquired during 2017 accounted for an increase of approximately $2.9 million in 2017;

•	Depreciation and amortization related to properties acquired during 2016 accounted for an increase of approximately $3.4 million in 2017; and

•	Real estate intangible assets acquired in 2015 that became fully depreciated resulted in a decrease of approximately $1.8 million in 2017.

Interest expense

Interest expense increased approximately $2.8 million for the year ended December 31, 2017 compared to the same period in 2016 due mainly to the following:

•	In the first quarter of 2017, the Company amended its Credit Facility and borrowed $60.0 million in Term Loans which resulted in additional interest expense during 2017 of approximately $2.2 million;

•	Interest related to our Revolving Credit Facility increased approximately $0.6 million due mainly to an increase in our weighted average interest rate during 2017.

Year Ended December 31, 2016 Compared to December 31, 2015

Our results of operations for 2016 compared to 2015 were significantly impacted by acquisitions of real estate and investments in mortgage notes since the completion of our initial public offering on May 27, 2015. There were no operations prior to our initial public offering in May 2015.

The table below shows our results of operations for the year ended December 31, 2016 compared to the same period in 2015 and the effect of changes in those results from period to period on our net income (loss).

	For the Year Ended December 31,		Increase (Decrease) to Net Income
	2016	2015	$	%
REVENUES
Rental income	$18,999	$6,364	$12,635	198.5%
Tenant reimbursements	4,564	1,964	2,600	132.4%
Mortgage interest	1,634	304	1,330	437.5%
	25,197	8,632	16,565	191.9%
EXPENSES
Property operating	4,744	2,012	(2,732)	(135.8)%
General and administrative	3,228	2,472	(756)	(30.6)%
Depreciation and amortization	13,201	5,204	(7,997)	(153.7)%
Bad debts	155	71	(84)	(118.3)%
	21,328	9,759	(11,569)	(118.5)%
OTHER INCOME (EXPENSE)
Interest expense	(1,178)	(364)	(814)	(223.6)%
Interest and other income, net	30	35	(5)	(14.3)%
	(1,148)	(329)	(819)	(248.9)%
NET INCOME (LOSS)	$2,721	$(1,456)	$4,177	286.9%

Revenues

Revenues for the year ended December 31, 2016 compared to the same period in 2015 increased approximately $16.6 million due to the acquisition during 2016 of 17 real estate properties and one mortgage note, which was subsequently converted upon the acquisition of the real estate securing the note, resulting in approximately $6.8 million in revenues in 2016, as well as the increase in revenue from 2015 to 2016 resulting from the acquisition of 40 real estate properties and 1 mortgage note from our initial public offering in late May 2015 through December 31, 2015, resulting in approximately $9.8 million in increased revenues.

Property operating expenses

Property operating expenses for the year ended December 31, 2016 compared to the same period in 2015 increased approximately $2.7 million due to the acquisition during 2016 of 17 real estate properties, resulting in approximately $1.2 million in property operating expenses in 2016, as well as the increase in property operating expenses from 2015 to 2016 due to the acquisition of 40 real estate properties from our initial public offering in late May 2015 through December 31, 2015, resulting in approximately $2.8 million in increased property operating expenses. Also, we recorded contingent consideration related to three of our acquisitions. Adjustments to the fair value of the contingent consideration during 2016 resulted in a reduction to property operating expense of approximately $1.3 million.

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

iquidity and Capital Resources

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

Operating Activities

Cash flows provided by operating activities for the years ended December 31, 2017, 2016 and 2015 were approximately $22.1 million, $14.9 million, and $3.0 million, respectively. Cash flows provided by operating activities for the years ended December 31, 2017, 2016 and 2015 were generally provided by contractual rents and mortgage interest, net of property operating expenses not reimbursed by the tenants and general and administrative expenses.

Investing Activities

Cash flows used in investing activities for the years ended December 31, 2017, 2016 and 2015 were approximately $147.6 million, $117.1 million, and $140.6 million, respectively. During 2017, the Company invested in 28 real estate properties and acquired a property adjacent to its corporate office for cash consideration of approximately $133.5 million, and funded or purchased notes totaling approximately $13.8 million. During 2016, the Company invested in 17 real estate properties for cash consideration of approximately $103.2 million, excluding closing costs, and funded one mortgage note for approximately $12.4 million. During 2015, the Company invested in 40 real estate properties for cash consideration of approximately $129.0 million and funded one mortgage note for approximately $10.9 million.

Financing Activities

Cash flows provided by financing activities for the years ended December 31, 2017, 2016 and 2015 were approximately $126.0 million, $101.7 million, and $139.7 million, respectively. During 2017, 2016 and 2015, the Company paid dividends totaling $24.4 million, $17.8 million and $3.9 million, respectively. During 2017, 2016 and 2015, the Company completed equity offerings (including its initial public equity offering and concurrent private placements in 2015) resulting in net proceeds, net of underwriters' discount and offering costs, of approximately $108.6 million, $86.1 million and $127.5 million, respectively. During 2017, the Company repaid, on a net basis, $17.0 million of its Revolving Credit Facility and borrowed approximately $34.0 million and $17.0 million, respectively, during 2016 and 2015. During 2017, the Company also borrowed $60 million in Term Loans under its Credit Facility. The net proceeds from these equity offerings and borrowings under its Credit Facility were used to invest in the Company's real estate assets.

Credit Facility

On March 29, 2017, we entered into a second amended and restated Credit Facility. The Credit Facility provides for a $150.0 million Revolving Credit Facility and $100.0 million in Term Loans. The Credit Facility, through the accordion feature, allows borrowings up to a total of $450.0 million, including the ability to add and fund additional term loans. At December 31, 2017, the Company had $34.0 million balance outstanding under the Revolving Credit Facility with a weighted average interest rate of approximately 3.95% and a remaining borrowing capacity of $116.0 million and had $60.0 million outstanding under its Term Loans with a fixed weighted average interest rate under the swaps of approximately 4.34% and remaining borrowing capacity of $40.0 million. The Revolving Credit Facility matures on August 9, 2019 and includes two options to extend the maturity date of the facility, subject to the satisfaction of certain conditions. The Term Loans include the 5-Year Term Loan in the aggregate principal amount of $50.0 million which matures on March 29, 2022 and the 7-Year Term Loan in the aggregate principal amount of $50.0 million which matures on March 29, 2024.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. Also, the Company’s present financing policy prohibits incurring debt (secured or unsecured) in excess of 40% of its total book capitalization. At December 31, 2017, our debt to total book capitalization ratio was approximately 24.8%. The Company, subsequent to year end, amended its Credit Facility, effective as of November 1, 2017, to modify the formula used to calculate the amount of restricted payments the Company may make under the Credit Facility. After considering the provisions of the amendment, the Company was in compliance with its financial covenants under its Credit Facility at December 31, 2017.

Universal Shelf S-3 Registration Statement

In September 2016, the Company filed a registration statement on Form S-3 that will allow us to offer debt or equity securities (or a combination thereof) of up to $750.0 million from time to time. The S-3 registration statement was declared effective as of September 26, 2016. In July 2017, the Company completed an equity offering and issued approximately 4,887,500 shares of its common stock for gross proceeds of approximately $114.6 million under its Form S-3 registration statement, resulting in approximately $635.4 million remaining to be issued under the Form S-3 registration statement.

Acquisition Pipeline

The Company has three properties under definitive purchase agreements for an aggregate purchase price of approximately $16.8 million with expected returns ranging from approximately 9.0% to 9.6%. The Company anticipates these properties will close during the first quarter of 2018. However, the Company is currently performing due diligence procedures customary for these types of transactions and cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

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

Security Deposits

As of December 31, 2017, the Company held approximately $2.4 million in security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon the security deposits if there are any defaults under the leases.

Dividends

The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT.

During 2017, 2016 and 2015, the Company paid cash dividends in the amounts of $1.565 per share, $1.525 per share and $0.517 per share, respectively.

On February 1, 2018, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.3975 per share. The dividend is payable on March 2, 2018 to stockholders of record on February 16, 2018.
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

The table below reconciles net income (loss) to FFO. Net income for the year ended December 31, 2016, included approximately $0.8 million, or $0.07 per diluted common share, respectively, of transaction costs related to the Company's acquisitions during 2016. Net loss for the year ended December 31, 2015, included approximately $1.6 million, or $0.33 per diluted common share, respectively, of transaction costs related to the Company's acquisitions and initial public offering during 2015. Transaction costs on our real estate acquisitions were capitalized beginning in 2017 due to the adoption of Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2017	2016	2015
Net income (loss)	$3,510	$2,721	$(1,456)
Real estate depreciation and amortization	17,714	13,191	5,203
Total adjustments	17,714	13,191	5,203
Funds from Operations	$21,224	$15,912	$3,747
Funds from Operations per Common Share-Basic	$1.43	$1.42	$0.79
Funds from Operations per Common Share-Diluted	$1.41	$1.41	$0.79
Weighted Average Common Shares Outstanding-Basic	14,815	11,238	4,727
Weighted Average Common Shares Outstanding-Diluted (1)	15,002	11,320	4,737
(1) Diluted weighted average common shares outstanding for FFO are calculated based on the treasury method, rather than the 2-class method.

Critical Accounting Policies

Our Consolidated Financial Statements are prepared in conformity with GAAP and the rules and regulations of the SEC. In preparing the Consolidated Financial Statements, management is required to exercise judgment and make assumptions and estimates that may impact the carrying value of assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates. Set forth below is a summary of our accounting policies that we believe are critical to the preparation of our Consolidated Financial Statements. Our accounting policies are more fully discussed in Note 1 to the Consolidated Financial Statements.

Principles of Consolidation

Our Consolidated Financial Statements may include the accounts of the Company, its wholly owned subsidiaries, joint ventures, partnerships and variable interest entities, or VIEs, where the Company controls the operating activities. All material intercompany accounts, transactions, and balances have been eliminated.

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

Accounting for Acquisitions of Real Estate Properties

Real estate property acquisitions are accounted for as a business combination or an asset acquisition. An acquisition accounted for as a business combination is recorded at fair value and related closing costs are expensed as incurred. An acquisition accounted for as an asset acquisition is recorded at its purchase price, inclusive of acquisition costs, which is allocated among the acquired assets and assumed liabilities based upon their relative fair values at the date of acquisition. The Company adopted Accounting Standards Update ("ASU") No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, on January 1, 2017, and Company expects that substantially all of its acquisitions will be accounted for as asset acquisitions.

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

Revenue Recognition

The Company derives most of its revenues from its real estate property and mortgage and other notes portfolio. The Company's rental and mortgage and other notes interest income is recognized based on contractual arrangements with its tenants and borrowers.

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

Interest income is recognized based on the interest rates, maturity dates and amortization periods in accordance with each note agreement. Fees received related to its notes are amortized to mortgage interest income or note interest income, included in other operating income on the Company's Consolidated Statements of Income, on a straight-line basis which approximates amortization under the effective interest method.

The Company also accrues operating expense recoveries based on the contractual terms of its leases and late fees based on the contractual terms of its leases or notes, which are included in rental income, mortgage interest income, or other operating income, as applicable.

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

Allowance for Credit Losses

The Company evaluates collectability of its mortgage notes and notes receivable and records allowances on the notes as necessary. A loan is impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan as scheduled, or otherwise, including both contractual interest and principal payments. This assessment also includes an evaluation of the loan collateral. If a note becomes past due, the Company will review the specific circumstances and may discontinue the accrual of interest on the loan. The note is not returned to accrual status until the debtor has demonstrated the ability to continue debt service in accordance with the contractual terms. Notes placed on non-accrual status will be accounted for on a cash basis, in which income is recognized only upon the receipt of cash, or on a cost-recovery basis, in which all cash receipts reduce the carrying value of the note, based on the Company's expectation of future collectability.

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

As of December 31, 2017, the Company's Credit Facility was based on variable interest rates while its mortgage and other notes receivable bore interest at a fixed rate.

The following table provides information regarding the sensitivity of certain of the Company’s financial instruments, as described above, to market conditions and changes resulting from changes in interest rates. For purposes of this analysis, sensitivity is demonstrated based on hypothetical 10% changes in the underlying market interest rates.

			Impact on Earnings and Cash Flows
(Dollars in thousands)	Outstanding Principal Balance at December 31, 2017	Calculated Annual Interest Expense	Assuming 10% Increase in Market Interest Rates	Assuming 10% Decrease in Market Interest Rates
Variable Rate Debt:
Credit Facility	$34,000	$1,343	$(134)	$134
5-Year Term Loan (1)	30,000	1,244	(124)	124
7-Year Term Loan (1)	30,000	1,361	(136)	136
___________
(1) As of December 31, 2017, the Company had interest rate swaps that fixed the interest rate of $30.0 million each of the 5-Year and 7-Year Term Loans.

		Fair Value
(Dollars in thousands)	Principal Balance at December 31, 2017	December 31, 2017	Assuming 10% Increase in Market Interest Rates	Assuming 10% Decrease in Market Interest Rates	December 31, 2016
Fixed Rate Receivable:
Mortgage Note Receivable (1)	$10,633	$10,633	$9,570	$11,697	$10,908
Notes Receivable (1)	$13,917	$13,828	$12,490	$15,265	$—
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Community Healthcare Trust Incorporated
Franklin, Tennessee

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Community Healthcare Trust Incorporated (the “Company”) and subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain on understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/     BDO USA, LLP
We have served as the Company's auditor since 2015.
Nashville, Tennessee
February 22, 2018

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	December 31,
	2017	2016
ASSETS
Real estate properties
Land and land improvements	$44,419	$29,884
Buildings, improvements, and lease intangibles	343,955	222,755
Personal property	112	97
Total real estate properties	388,486	252,736
Less accumulated depreciation	(36,136)	(18,404)
Total real estate properties, net	352,350	234,332
Cash and cash equivalents	2,130	1,568
Mortgage note receivable, net	10,633	10,786
Other assets, net	20,653	4,843
Total assets	$385,766	$251,529

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Debt, net	$93,353	$51,000
Accounts payable and accrued liabilities	4,056	3,541
Other liabilities	4,983	2,981
Total liabilities	102,392	57,522

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 450,000,000 shares authorized; 18,085,798 and 12,988,482 shares issued and outstanding at December 31, 2017 and 2016, respectively	181	130
Additional paid-in capital	324,303	214,323
Cumulative net income	4,775	1,265
Accumulated other comprehensive income	258	—
Cumulative dividends	(46,143)	(21,711)
Total stockholders’ equity	283,374	194,007
Total liabilities and stockholders' equity	$385,766	$251,529

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
REVENUES
Rental income	$31,071	$18,999	$6,364
Tenant reimbursements	5,071	4,564	1,964
Mortgage interest	1,022	1,634	304
Other operating	179	—	—
	37,343	25,197	8,632

EXPENSES
Property operating	8,682	4,744	2,012
General and administrative	3,475	3,228	2,472
Depreciation and amortization	17,732	13,201	5,204
Bad debts	67	155	71
	29,956	21,328	9,759
OTHER INCOME (EXPENSE)
Interest expense	(3,948)	(1,178)	(364)
Interest and other income, net	71	30	35
	(3,877)	(1,148)	(329)
NET INCOME (LOSS)	$3,510	$2,721	$(1,456)

INCOME (LOSS) PER COMMON SHARE:
Net income (loss) per common share – Basic	$0.19	$0.24	$(0.31)
Net income (loss) per common share – Diluted	$0.19	$0.24	$(0.31)
WEIGHTED AVERAGE COMMON SHARE OUTSTANDING-BASIC	14,815,258	11,238,437	4,726,925
WEIGHTED AVERAGE COMMON SHARE OUTSTANDING-DILUTED	14,815,258	11,319,505	4,726,925

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015

NET INCOME (LOSS)	$3,510	$2,721	$(1,456)
Other comprehensive income:
Unrealized losses on cash flow hedges	(144)	—	—
Reclassification of loss amounts recognized as interest expense	402	—	—
Total other comprehensive income	258	—	—
COMPREHENSIVE INCOME (LOSS)	$3,768	$2,721	$(1,456)

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Cumulative Net Income (Loss)	Accumulated Other Comprehensive Income	Cumulative Dividends	Total Stockholders' Equity
Balance at December 31, 2014	—	—	200,000	2	—	—	—	—	2
Issuance of common stock, net of offering costs	—	—	7,311,183	73	127,413	—	—	—	127,486
Stock-based compensation	—	—	85,757	1	165	—	—	—	166
Net loss	—	—	—	—	—	(1,456)	—	—	(1,456)
Dividends to common stockholders ($0.517 per share)	—	—	—	—	—	—	—	(3,928)	(3,928)
Balance at December 31, 2015	—	$—	7,596,940	$76	$127,578	$(1,456)	$—	$(3,928)	$122,270
Issuance of common stock, net of offering costs	—	—	5,175,000	52	86,073	—	—	—	86,125
Stock-based compensation	—	—	216,542	2	672	—	—	—	674
Net income	—	—	—	—	—	2,721	—	—	2,721
Dividends to common stockholders ($1.525 per share)	—	—	—	—	—	—	—	(17,783)	(17,783)
Balance at December 31, 2016	—	$—	12,988,482	$130	$214,323	$1,265	$—	$(21,711)	$194,007
Issuance of common stock, net of offering costs	—	—	4,887,500	49	108,508	—	—	—	108,557
Stock-based compensation	—	—	209,816	2	1,472	—	—	—	1,474
Unrecognized loss on cash flow hedges	—	—	—	—	—	—	(144)	—	(144)
Reclassification adjustment for losses included in net income (interest expense)	—	—	—	—	—	—	402	—	402
Net income	—	—	—	—	—	3,510	—	—	3,510
Dividends to common stockholders ($1.565 per share)	—	—	—	—	—	—	—	(24,432)	(24,432)
Balance at December 31, 2017	—	$—	18,085,798	$181	$324,303	$4,775	$258	$(46,143)	$283,374

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES
Net income (loss)	$3,510	$2,721	$(1,456)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,153	13,383	5,320
Stock-based compensation	1,474	674	166
Straight-line rent	(1,303)	(606)	(133)
Provision for bad debts, net of recoveries	67	155	71
Reduction in contingent purchase price	(5)	(1,279)	—
Deferred income tax benefit	(478)	—	—
Changes in operating assets and liabilities:
Other assets	(1,090)	(1,956)	(1,811)
Accounts payable and accrued liabilities	402	2,127	326
Other liabilities	1,397	(290)	488
Net cash provided by operating activities	22,127	14,929	2,971

INVESTING ACTIVITIES
Acquisitions of real estate	(133,505)	(103,206)	(128,950)
Acquisition and funding of mortgage and other notes receivable	(13,750)	(12,406)	(10,863)
Proceeds from repayments on notes receivable	833	104	—
Capital expenditures on existing real estate properties	(1,132)	(1,579)	(827)
Net cash used in investing activities	(147,554)	(117,087)	(140,640)

FINANCING ACTIVITIES
Net (repayments) borrowings on revolving credit facility	(17,000)	34,000	17,000
Term loan borrowings	60,000	—	—
Dividends paid	(24,432)	(17,783)	(3,928)
Proceeds from issuance of common stock	109,168	86,805	129,353
Equity issuance costs	(611)	(680)	(1,867)
Debt issuance costs	(743)	(634)	(873)
Settlement of contingent purchase price	(393)	—	—
Net cash provided by financing activities	125,989	101,708	139,685
Increase (decrease) in cash and cash equivalents	$562	$(450)	$2,016
Cash and cash equivalents, beginning of period	1,568	2,018	2
Cash and cash equivalents, end of period	$2,130	$1,568	$2,018

Supplemental Cash Flow Information:
Interest paid	$3,125	$564	$178
Invoices accrued for construction, tenant improvement and other capitalized costs	$209	$28	$52
Reclassification between accounts and notes receivable	$615	$—	$—
Conversion of mortgage note upon acquisition of real estate property	$—	$12,500	$—
Increase in fair value of cash flow hedges	$144	$—	$—
See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 1—Summary of Significant Accounting Policies

Business Overview

Community Healthcare Trust Incorporated (the ‘‘Company’’, ‘‘we’’, ‘‘our’’) was organized in the State of Maryland on March 28, 2014. The Company is a fully-integrated healthcare real estate company that owns and acquires real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers in our target submarkets. The Company conducts its business through an UPREIT structure in which its properties are owned by its operating partnership (the "OP"), either directly or through subsidiaries. The Company is the sole general partner of the OP, owning 100% of the OP units. As of December 31, 2017, the Company had investments of approximately $399.1 million in 86 real estate properties, including a mortgage note, located in 26 states, totaling approximately 2.0 million square feet in the aggregate. Square footage, property count, and occupancy percentage disclosures in the consolidated financial statements are unaudited.

Principles of Consolidation

Our Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries, and may also include joint ventures, partnerships and variable interest entities, or VIEs, where the Company controls the operating activities. Management must make judgments regarding the Company's level of influence or control over an entity and whether or not the Company is the primary beneficiary of a VIE. Consideration of various factors include, but is not limited to, the Company's ability to direct the activities that most significantly impact the entity's governing body, the size and seniority of the Company's investment, and the Company's ability to replace the manager and/or liquidate the entity. Management's ability to correctly assess its influence or control over an entity when determining the primary beneficiary of a VIE affects the presentation of these entities in the Company's Consolidated Financial Statements. If it is determined that the Company is the primary beneficiary of a VIE, the Company's Consolidated Financial Statements would include the operating results of the VIE rather than the results of the variable interest in the VIE. Untimely or inaccurate financial information provided to the Company or deficiencies in the VIEs internal control over financial reporting could impact the Company's Consolidated Financial Statements and its own internal control over financial reporting. See Notes 5 and 11 regarding VIEs identified by the Company related to its mortgage note and note receivable portfolio.

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

Notes to Consolidated Financial Statements - Continued

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

Real Estate Properties

Real estate properties are recorded at cost or at fair value if acquired in a transaction that is a business combination under FASB Accounting Standards Codification ("ASC") 805. Cost or fair value at the time of acquisition is allocated among land and land improvements, buildings and improvements, lease and other intangibles, and personal property, as applicable.

Real estate property acquisitions are accounted for as a business combination or an asset acquisition. An acquisition accounted for as a business combination is recorded at fair value and related closing costs are expensed as incurred. An acquisition accounted for as an asset acquisition is recorded at its purchase price, inclusive of acquisition costs, which is allocated among the acquired assets and assumed liabilities based upon their relative fair values at the date of acquisition. The Company adopted FASB's Accounting Standards Update ("ASU") No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, on January 1, 2017, and expects that substantially all of its acquisitions will be accounted for as asset acquisitions.

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

In recognizing identified intangible assets and liabilities of an acquired property, the value of above- or below-market leases is estimated based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between contractual amounts to be received pursuant to the leases and management’s estimate of market lease rates measured over the remaining term of the lease. In the case of a below-market lease, the Company would also evaluate any renewal options associated with that lease to determine if the intangible should include those periods. The capitalized above-market or below-market lease intangibles are amortized as a reduction from or an addition to rental income over the estimated remaining term of the respective leases.

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

Notes to Consolidated Financial Statements - Continued

periods, and costs to execute similar leases, including leasing commissions. The values assigned to in-place leases and tenant relationships are amortized over the estimated remaining term of the lease. If a lease terminates prior to its scheduled expiration, all unamortized costs related to that lease are written off.

Asset Impairments

The Company assesses the potential for impairment of identifiable, definite-lived, intangible assets and long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicates that the carrying value might not be fully recoverable. Indicators of impairment may include significant under-performance of an asset relative to historical or expected operating results; significant changes in the Company’s use of assets or the strategy for its overall business; plans to sell an asset before its depreciable life has ended; the expiration of a significant portion of leases in a property; or significant negative economic trends or negative industry trends for the Company or its operators. In addition, the Company’s review for possible impairment may include those assets subject to purchase options and those impacted by casualties, such as tornadoes and hurricanes. If management determines that the carrying value of the Company’s assets may not be fully recoverable based on the existence of any of the factors above, or others, management would measure and record an impairment charge based on the estimated fair value of the property or the estimated fair value less costs to sell the property. No indicators of impairment occurred during 2017, 2016 or 2015 to warrant management to test any of its assets for impairment. Therefore, no impairments were recorded during the years ended December 31, 2017, 2016 or 2015.

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

Notes to Consolidated Financial Statements - Continued

Lease Accounting

We, as lessor, make a determination with respect to each of our leases whether they should be accounted for as operating leases or capital leases. The classification criteria is based on estimates regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic useful life of the facilities, the existence of a bargain purchase option, and certain other terms in the lease agreements. We believe all of our leases should be accounted for as operating leases. Payments received under operating leases are accounted for in the Consolidated Statements of Income (Loss) as rental income for actual cash rent collected plus or minus straight-line adjustments, such as lease escalators. Assets subject to operating leases are reported as real estate investments in the Consolidated Balance Sheets.

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

The Company derives most of its revenues from its real estate property and mortgage note and other notes portfolio. The Company's rental and mortgage and other notes interest income is recognized based on contractual arrangements with its tenants and borrowers.

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

The Company also accrues operating expense recoveries based on the contractual terms of its leases and late fees based on the contractual terms of its leases or notes, as applicable. Income received but not yet earned is deferred until such time it is earned. Deferred revenue is included in other liabilities on the Consolidated Balance Sheets.

Interest income is recognized based on the interest rates, maturity dates and amortization periods set forth within each note agreement.

Allowance for Doubtful Accounts and Credit Losses

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

Notes to Consolidated Financial Statements - Continued

collect a receivable are exhausted, the receivable amount is charged off against the allowance. The Company does not hold any accounts receivable for sale.

The Company evaluates collectability of its notes receivable and records allowances as necessary. A note is impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan as scheduled, including both contractual interest and principal payments. This assessment also includes an evaluation of the loan collateral. If a mortgage loan becomes past due, the Company will review the specific circumstances and may discontinue the accrual of interest on the loan. The loan is not returned to accrual status until the debtor has demonstrated the ability to continue debt service in accordance with the contractual terms. Loans placed on non-accrual status will be accounted for on a cash basis, in which income is recognized only upon the receipt of cash, or on a cost-recovery basis, in which all cash receipts reduce the carrying value of the loan, based on the Company's expectation of future collectability. There were no notes that the Company had on non-accrual status or that the Company had available for sale at December 31, 2017, 2016 or 2015.

Stock-Based Compensation

The Company's 2014 Incentive Plan, as amended (the "2014 Incentive Plan") is intended to attract and retain qualified persons upon whom, in large measure, our sustained progress, growth and profitability depend, to motivate the participants to achieve long-term company goals and to more closely align the participants’ interests with those of our other stockholders by providing them with a proprietary interest in our growth and performance. The three distinct programs under the 2014 Incentive Plan are the Amended and Restated Alignment of Interest Program, the Amended and Restated Executive Officer Incentive Program and the Non-Executive Officer Incentive Program. Our executive officers, officers, employees, consultants and non-employee directors are eligible to participate in the 2014 Incentive Plan. The 2014 Incentive Plan increases, on an annual basis, the number of shares of common stock available for issuance to an amount equal to 7% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year. The 2014 Incentive Plan is administered by the Company’s compensation committee, which interprets the 2014 Incentive Plan and has broad discretion to select the eligible persons to whom awards will be granted, as well as the type, size and terms and conditions of each award, including the number of shares subject to awards and the expiration date of, and the vesting schedule or other restrictions (including, without limitation, restrictive covenants) applicable to, awards. The Company recognizes share-based payments to its directors and employees in its Consolidated Statements of Income (Loss) on a straight-line basis over the shorter of the requisite service period or retirement eligibility date based on the fair value of the award on the measurement date.

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

Notes to Consolidated Financial Statements - Continued

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

Income Taxes

The Company has elected to be taxed as a REIT, as defined under the Internal Revenue Code of 1986, as amended (the "Code"). The Company and one subsidiary have also elected for that subsidiary to be treated as a taxable REIT subsidiary ("TRS"), which is subject to federal and state income taxes. No provision has been made for federal income taxes for the REIT; however, the Company has recorded income tax expense or benefit for the TRS to the extent applicable. The Company intends at all times to qualify as a REIT under the Code. The Company must distribute at least 90% per annum of its REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles) and meet other requirements to continue to qualify as a real estate investment trust. See further discussion in Note 15.

The Company classifies interest and penalties related to uncertain tax positions, if any, in the Consolidated Statements of Income (Loss) as a component of general and administrative expenses. No such amounts were recognized during 2017, 2016 or 2015.

The Company is subject to audit by the Internal Revenue Service and by state taxing authorities for the years ended December 31, 2016, 2015 and for the period from March 28, 2014 (date of inception) through December 31, 2014.

Sales and Use Taxes

The Company must pay sales and use taxes to certain state tax authorities based on rent collected from tenants in properties located in those states. The Company is generally reimbursed for those taxes by those tenants. The Company accounts for the payments to the taxing authority and subsequent reimbursement from the tenant on a net basis, included in tenant reimbursement revenue on the Company’s Consolidated Statements of Income (Loss).

Concentration of Credit Risks

Our credit risks primarily relate to cash and cash equivalents, our mortgage note and other notes receivable and our interest rate swaps, which are discussed below. Cash and cash equivalents are primarily held in bank accounts and overnight investments. We maintain our bank deposit accounts with large financial institutions in amounts that often exceed federally-insured limits. We have not experienced any losses in such accounts.

Derivative Financial Instruments

In the normal course of business, we are subject to risk from adverse fluctuations in interest rates. We have chosen to manage this risk through the use of derivative financial instruments, or interest rate swaps. Counterparties to these contracts are major financial institutions. We are exposed to credit loss in the event of nonperformance by these counterparties. We do not use derivative instruments for trading or speculative purposes. Our objective in managing exposure to market risk is to limit the impact on cash flows. To qualify for hedge accounting, our interest rate swaps

Notes to Consolidated Financial Statements - Continued

must effectively reduce the risk exposure that they are designed to hedge. In addition, at inception of a qualifying cash flow hedging relationship, the underlying transaction or transactions must be, and be expected to remain, probable of occurring in accordance with our related assertions. All of our hedges are cash flow hedges and are recognized at their fair value in the Consolidated Balance Sheets. Changes in the fair value of the derivatives are recognized in accumulated other comprehensive income.
Earnings per Share

Basic earnings per common share is computed by dividing net income by the weighted average common shares outstanding less issued and outstanding non-vested shares of common stock. Diluted earnings per common share is calculated by including the effect of dilutive securities.

Our unvested restricted common stock outstanding contains non-forfeitable rights to dividends, and accordingly, these awards are deemed to be participating securities. These participating securities, under the 2-class method, are included in the earnings allocation in computing both basic and diluted earnings per common share.

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

Between May 2014 and September 2017, the FASB issued various ASUs changing the requirements for recognizing and reporting revenue (together, herein referred to as the “Revenue ASUs”) that may impact the Company: (i) ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), (ii) ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), (iii) ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”) and (iv) ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842) ("ASU 2017-13). ASU 2014-09 provides guidance for revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2016-08 is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. ASU 2016-12 provides practical expedients and improvements on the previously narrow scope of ASU 2014-09. ASU 2017-13 provides certain amendments to the previously issued Revenue ASUs and ASU No. 2016-02, Leases ("ASU 2016-02"). In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 defers the effective date of ASU 2014-09 by one year to fiscal years, and interim periods within, beginning after December 15, 2017. The Company adopted the Revenue ASUs on January 1, 2018. A reporting entity may apply the amendments in the Revenue ASUs using either a modified retrospective approach, by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or full retrospective approach.
The primary source of revenue for the Company is generated through leasing arrangements and financing instruments, which are excluded from the Revenue ASUs. However, we expect that the recognition of non-lease components may be impacted by items included in the Revenue ASUs that will become effective upon the adoption of ASU 2016-02 on January 1, 2019. Also, under ASU 2014-09, revenue recognition for real estate sales is largely based on the transfer of control versus continuing involvement under current guidance. The Company adopted the Revenue ASUs on January 1, 2018 using the modified retrospective method which will be reflected in its financial statements for the quarter ending March 31, 2018. Because the Company's revenues for are substantially all related

Notes to Consolidated Financial Statements - Continued

to leasing or financing activities, under its mortgage note or notes, the adoption of the Revenue ASUs should not have a material impact to the Company's consolidated financial position, results of operations or disclosures. The Company will continue to evaluate during 2018 the impact to its non-lease components upon adoption of ASU 2016-02 in 2019.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, ("ASU 2016-15"), which clarifies or provides guidance relating to eight specific cash flow classification issues. The standard should be applied retrospectively for each period presented, as appropriate. The impact of this new guidance will depend on future transactions, though the impact will only be related to the classification of those items on the statement of cash flows and will not impact the Company's total cash flows or its results of operations. There was no impact to the Company's Consolidated Financial Statements upon adoption of this standard on January 1, 2018.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718), ("ASU 2017-09"), which provides guidance about which changes in the terms or conditions of a share-based payment award require a company to apply modification accounting in Topic 718. Under ASU No. 2017-09, a company will generally be required to apply modification accounting unless the fair value or intrinsic value of the modified award, the vesting conditions of the modified award, and the classification of the modified award as equity or a liability are the same as the original award immediately before the award is modified. There was no impact to the Company's Consolidated Financial Statements upon adoption of this standard on January 1, 2018.

In February 2016, the FASB issued ASU No. 2016-02. This standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor doesn’t convey risks and rewards or control, an operating lease results. ASU 2016-02 is effective for fiscal years, and interim periods within, beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Leasing revenues will continue to be recognized on a straight-line basis over the lease term, while certain reimbursable costs currently reflected on a net basis in the financial statements may require presentation on a gross basis under the new standard. Additionally, certain non-lease components may be accounted for under the new revenue recognition guidance in the Revenue ASUs. The Company is still evaluating the complete impact of the adoption of ASU 2016-02 on January 1, 2019 to its consolidated financial position, results of operations and disclosures.

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

Notes to Consolidated Financial Statements - Continued

Note 2—Real Estate Investments

As of December 31, 2017, the Company had investments of approximately $399.1 million in 86 real estate properties, including one mortgage note receivable. The following table summarizes the Company's investments.

(Dollars in thousands)	Number of Facilities	Land and Land Improvements	Buildings, Improvements, and Lease Intangibles	Personal Property	Total	Accumulated Depreciation
Medical office buildings:
Florida	5	$4,608	$29,235	$—	$33,843	$2,493
Ohio	5	3,167	23,526	—	26,693	3,431
Texas	3	3,096	12,489	—	15,585	3,284
Illinois	2	1,134	11,823	—	12,957	1,589
Kansas	2	1,427	10,497	—	11,924	2,429
Iowa	1	2,241	8,991	—	11,232	1,148
Virginia	1	369	4,649	—	5,018	233
Other states	13	3,276	22,697	—	25,973	2,279
	32	19,318	123,907	—	143,225	16,886
Physician clinics:
Kansas	3	1,638	10,899	—	12,537	1,981
Illinois	2	2,615	6,354	—	8,969	87
Florida	3	—	5,950	—	5,950	512
Other states	9	3,221	18,461	—	21,682	3,025
	17	7,474	41,664	—	49,138	5,605
Surgical centers and hospitals
Louisiana	1	1,683	21,353	—	23,036	577
Indiana	1	523	14,405	—	14,928	360
Michigan	2	628	8,272	—	8,900	1,960
Illinois	1	2,183	5,410	—	7,593	740
Florida	1	271	7,017	—	7,288	233
Arizona	2	576	5,389	—	5,965	1,000
Other states	5	1,555	11,000	—	12,555	2,861
	13	7,419	72,846	—	80,265	7,731
Specialty centers
Illinois	2	2,057	19,575	—	21,632	215
Alabama	3	415	4,417	—	4,832	1,295
Nevada	1	276	4,402	—	4,678	273
Other states	11	1,919	18,664	—	20,583	2,854
	17	4,667	47,058	—	51,725	4,637
Behavioral facilities:
West Virginia	1	2,138	22,897	—	25,035	152
Illinois	1	1,300	18,803	—	20,103	745
Indiana	2	1,126	6,040	—	7,166	156
Other states	2	977	8,729	—	9,706	100
	6	5,541	56,469	—	62,010	1,153
Corporate property	—	—	2,011	112	2,123	124
Total owned properties	85	$44,419	$343,955	$112	$388,486	$36,136
Mortgage note receivable	1	—	—	—	10,633	—
Total real estate investments	86	$44,419	$343,955	$112	$399,119	$36,136

Notes to Consolidated Financial Statements - Continued

Depreciation expense was $7.6 million, $4.5 million and $1.5 million, respectively, as of December 31, 2017, 2016 and 2015, which is included in depreciation and amortization expense on the Company's Consolidated Statements of Income (Loss). Depreciation and amortization of real estate assets and liabilities in place as of December 31, 2017, is recognized on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives at December 31, 2017 are as follows:

Land improvements	2 - 15 years
Buildings	15 - 40 years
Building improvements	3.0 - 39.8 years
Tenant improvements	2.3 - 15.7 years
Lease intangibles	0.7 - 13.7 years
Personal property	3 -10 years

Note 3—Real Estate Leases

The Company’s properties are generally leased pursuant to non-cancelable, fixed-term operating leases with expiration dates through 2033. The Company’s leases generally require the lessee to pay minimum rent, with fixed rent renewal terms or increases based on a Consumer Price Index and may also include additional rent, which may include taxes (including property taxes), insurance, maintenance and other operating costs associated with the leased property.

Future Minimum Lease Payments

Future minimum lease payments under the non-cancelable operating leases due the Company for the years ending December 31, as of December 31, 2017, are as follows (in thousands):

2018	$35,372
2019	31,648
2020	28,839
2021	25,617
2022	22,415
2023 and thereafter	133,617
$277,508

Revenue Concentrations

The Company's real estate portfolio is leased to a diverse tenant base. At December 31, 2017 and 2016, the Company had no customers that accounted for more than 10% of its consolidated revenues.

The Company's portfolio is currently located in 26 states with approximately 36.5% of its consolidated revenues for the year ended December 31, 2017 derived from properties located in Illinois (13.5%), Ohio (12.2%), and Florida (10.8%).

Purchase Option Provisions

Certain of the Company's leases provide the lessee with a purchase option or a right of first refusal to purchase the leased property. The purchase option provisions generally require the lessee to purchase the leased property at fair value or at an amount greater than the Company's gross investment in the leased property at the time of the purchase. No purchase options were exercised during the year ended December 31, 2017. The Company had approximately $6.3 million in two real estate properties at December 31, 2017 with purchase options that are exercisable during 2018.

Notes to Consolidated Financial Statements - Continued

Straight-line rental income

Rental income is recognized as earned over the life of the lease agreement on a straight-line basis. Straight-line rent included in rental income was approximately $1.3 million, $0.6 million, and $0.1 million, respectively, for the years ended December 31, 2017, 2016 and 2015.

Operating expense recoveries

The Company accrues operating expense recoveries, or tenant reimbursements, based on the contractual terms of its leases and late fees based on the contractual terms of its leases or notes, as applicable. Operating expense recoveries were approximately $5.1 million, $4.6 million, and $2.0 million respectively, and late fees, included in rental income, were approximately $149,000, $228,000, and $40,000, respectively, for the years ended December 31, 2017, 2016 and 2015.

Deferred revenue

Income received but not yet earned is deferred until such time it is earned. Deferred revenue, included in other liabilities on the Consolidated Balance Sheets, was approximately $1.1 million, $0.8 million and $0.5 million, respectively, at December 31, 2017, 2016, and 2015.

Note 4—Real Estate Acquisitions

2017 Real Estate Acquisitions

The Company's acquisitions for 2017 included the following, all of which we accounted for as asset acquisitions:

During the fourth quarter of 2017, the Company acquired six real estate properties totaling approximately 153,000 square feet for an aggregate purchase price of approximately $40.2 million, including cash consideration of approximately $40.1 million. Upon acquisition, the properties were 100.0% leased in the aggregate with lease expirations ranging from 2021 through 2032. In addition, we purchased $11.45 million face value of certain promissory notes, secured by accounts receivable of our bankrupt borrower, for $8.75 million from a syndicate of banks, a $2.7 million discount to face value. See Note 5 for further discussion related to this note purchase and bankruptcy.

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

During the first quarter of 2017, the Company acquired 10 real estate properties totaling approximately 145,000 square feet for an aggregate purchase price of approximately $28.5 million, including cash consideration of approximately $28.4 million. Upon acquisition, the properties were 95.2% leased in the aggregate with lease expirations ranging from 2018 through 2032. The Company also acquired a property, adjacent to its corporate office, for a cash purchase price of approximately $0.9 million. The property is leased to a tenant but the Company intends to use the property for future expansion of its corporate office.

Amounts reflected in revenues and net income for the year ended December 31, 2017 for the properties acquired during 2017 were approximately $5.9 million and $2.4 million, respectively. Transaction costs totaling

Notes to Consolidated Financial Statements - Continued

approximately $1.0 million related to these acquisitions were capitalized in the period as part of the real estate assets and approximately $36,000 was expensed related to the mezzanine note and note purchased.

The following table summarizes the estimated relative fair values of the assets acquired and liabilities assumed in the property acquisitions for the year ended December 31, 2017.

	Estimated Fair Value	Estimated Useful Life
	(In thousands)	(In years)
Land and land improvements	$14,285	2 - 15
Building and building improvements	103,831	20 - 40
Intangibles:
At-market lease intangibles	16,502	4.1 - 9.3
Total intangibles	16,502
Accounts receivable and other assets assumed	32
Accounts payable, accrued liabilities and other liabilities assumed (1)	(675)
Prorated rent, interest and operating expense reimbursement amounts collected	(470)
Total cash consideration	$133,505

(1) Includes security deposits received.

2016 Real Estate Acquisitions

During the fourth quarter of 2016, the Company acquired six real estate properties totaling approximately 187,098 square feet for an aggregate purchase price of approximately $45.6 million, including cash consideration of approximately $45.2 million. Upon acquisition, the properties were 98.1% leased with lease expirations ranging from 2017 through 2031.

During the third quarter of 2016, the Company acquired four real estate properties totaling approximately 57,983 square feet for an aggregate purchase price and cash consideration of approximately $12.1 million. Upon acquisition, the properties were 100.0% leased with lease expirations ranging from 2018 through 2031.

During the second quarter of 2016, the Company acquired three real estate properties totaling approximately 153,446 square feet for an aggregate purchase price of approximately $33.5 million, including cash consideration of approximately $21.1 million and the conversion of a $12.5 million mortgage note receivable. Upon acquisition, the properties were approximately 93.7% leased in the aggregate with lease expirations ranging from 2016 through 2031. In addition, one of the properties included contingent consideration of up to $0.5 million of which the Company paid $0.4 million in settlement of the contingency during the second quarter of 2017.

During the first quarter of 2016, the Company acquired four real estate properties totaling approximately 146,443 square feet for an aggregate purchase price of approximately $25.4 million, including cash consideration of approximately $25.6 million. Upon acquisition, the properties were approximately 95.6% leased in the aggregate with lease expirations ranging from 2017 through 2026.

The Company incurred transaction costs of approximately $0.8 million for the year ended December 31, 2016 related to its acquisitions accounted for as business combinations which are included in general and administrative expenses in the accompanying Consolidated Statements of Income (Loss). Transaction costs related to its acquisition accounted for as an asset purchase were capitalized in the period as part of the real estate asset.

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

During the first quarter of 2016, the Company funded a $12.5 million mortgage note secured by an 85,000 square foot behavioral facility in Illinois which was scheduled to mature on January 31, 2027. The Company received a loan fee from the transaction totaling $93,750 which was deferred and was being recognized into income on a straight-line basis, which approximated the effective interest method, through the maturity of the mortgage note. The mortgage loan required interest only payments to us through January 2017 and had a stated fixed interest rate of 11%. The Company exercised its option to acquire the behavioral facility secured by this mortgage and acquired the facility in May 2016 as discussed in more detail above in 2016 Real Estate Acquisitions. Upon acquisition, the Company recognized into income the unamortized portion of the loan fee totaling approximately $90,000.

Note 5—Mortgage Note Receivable

The Company had one mortgage note receivable outstanding as of December 31, 2017 and 2016 with a principal balance of $10.6 million and $10.9 million, respectively, which bears interest at 9.5%. Principal and interest are due monthly based on a 20-year amortization schedule, with a balloon payment due at maturity on September 30, 2026. At December 31, 2017 and 2016, approximately $0.6 million and $87,000, respectively, in interest was due from the borrower and is included in other assets on our Consolidated Balance Sheets, of which approximately $0.5 million and $0, respectively, was past due in accordance the terms of the underlying note. The borrower and several related entities (the "Borrower") filed for voluntary bankruptcy on June 23, 2017. At the time of filing for bankruptcy, the Borrower was current on all obligations to the Company, but no payments have been received during the bankruptcy.

On February 21, 2018, the Borrower filed an amended bankruptcy exit plan (the "Amended Plan"), agreed upon by the secured lenders and the unsecured creditor's committee of the Borrower, whereby the Company will provide financing for the Borrower to exit bankruptcy (the "Exit Financing"). Based on information currently available, the Company believes that the Amended Plan will be confirmed by the court substantially in the form as filed. Assuming the Amended Plan is confirmed by the bankruptcy court, the Company will enter into a new note and fund the Exit Financing, with a newly established entity ("Newco"), that will be secured by the ownership interests, cash, accounts receivable, other assets and cash flows of nine long-term acute care or rehabilitation hospitals, which includes two specialty hospitals that were not part of the bankruptcy but will be owned and operated by Newco.

Notes to Consolidated Financial Statements - Continued

On December 28, 2017, in anticipation of the Exit Financing, the Company purchased $11.45 million face value of certain promissory notes, secured by accounts receivable of the Borrower, for $8.75 million from a syndicate of banks, a $2.7 million discount to face value. Additionally, subsequent to December 31, 2017, the Company acquired $2.2 million of certain promissory notes, secured by the operations of two facilities of the Borrower, which were not included in the bankruptcy but will be owned and operated by Newco.

Under the terms of the Exit Financing, the existing mortgage note and other promissory notes of the Borrower held by the Company will be satisfied with proceeds from the Exit Financing, which will include approximately $5.35 million of additional cash to be funded by the Company. Also, as part of the Amended Plan, the Company, through a deed in lieu of foreclosure, will receive the real estate property currently secured by the mortgage note receivable.

The Company evaluated the collectability of the mortgage note and other promissory notes that it acquired, including the underlying loan collateral. Based on information currently available, the present value of the expected future cash flows to be received was not materially different from the recorded investment balance of the mortgage note and promissory notes as of December 31, 2017, and therefore, no impairment was recognized.

During 2015, the Company identified the borrower of the mortgage note discussed above as a VIE. The underlying$11.0 million mortgage note included a purchase option in which the Company could acquire the underlying property securing the mortgage through September 30, 2016. The Company elected not to acquire the property and the purchase option expired. Management concluded that the Company was not the primary beneficiary of the VIE as we did not have the ability to make decisions or direct the activities of the VIE that would impact its economic performance.

Note 6— Debt, net

The table below details the Company's debt as of December 31, 2017 and December 31, 2016.

	Balance as of
(Dollars in thousands)	December 31, 2017	December 31, 2016	Maturity Dates

Revolving Credit Facility	$34,000	$51,000	8/19
5-Year Term Loan, net	29,685	—	3/22
7-Year Term Loan, net	29,668	—	3/24
	$93,353	$51,000

On March 29, 2017, we entered into a second amended and restated Credit Facility (as amended and restated, the "Credit Facility"). The Credit Facility is by and among Community Healthcare OP, LP, the Company, the Lenders from time to time party thereto, and SunTrust Bank, as Administrative Agent. The Company’s material subsidiaries are guarantors of the obligations under the Credit Facility. The Credit Facility provides for a $150.0 million revolving credit facility (the "Revolving Credit Facility") and $100.0 million in term loans (the "Term Loans"). The Credit Facility, through the accordion feature, allows borrowings up to a total of $450.0 million, including the ability to add and fund additional term loans. The Revolving Credit Facility matures on August 9, 2019 and includes two 12-month options to extend the maturity date of the Revolving Credit Facility, subject to the satisfaction of certain conditions. The Term Loans include a five-year term loan facility in the aggregate principal amount of $50.0 million (the "5-Year Term Loan") which matures on March 29, 2022 and a seven-year term loan facility in the aggregate principal amount of $50.0 million (the "7-Year Term Loan") which matures on March 29, 2024. Upon closing of the Credit Facility on March 29, 2017, the Company borrowed $30.0 million under each of the 5-Year Term Loan and the 7-Year Term Loan. Each of the 5-Year Term Loan and 7-Year Term Loan has a delayed draw feature that is available in up to three draws within 15 months from March 29, 2017, subject to a minimum draw of $10.0 million and pro forma compliance. The Company incurred approximately $0.8 million in fees and other costs upon closing

Notes to Consolidated Financial Statements - Continued

of the Credit Facility which are netted against the term loans and are being amortized to interest expense on a straight-line basis which approximates the effective interest method.

Amounts outstanding under the Revolving Credit Facility bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 1.75% to 2.75% or (ii) a base rate plus 0.75% to 1.75%, in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.25% of the amount of the unused portion of the Revolving Credit Facility if amounts borrowed are greater than 33.3% of the borrowing capacity under the Revolving Credit Facility and 0.35% of the unused portion of the Revolving Credit Facility if amounts borrowed are less than or equal to 33.3% of the borrowing capacity under the Revolving Credit Facility. At December 31, 2017, the Company had $34.0 million balance outstanding under the Revolving Credit Facility with a weighted average interest rate of approximately 3.95% and a remaining borrowing capacity of $116.0 million.

Amounts outstanding under the Term Loans bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 2.2% to 2.9% or (ii) a base rate plus 1.25% to 1.9%, in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.35% of the amount of the unused portion of the Term Loans. The Company entered into interest rate swaps to fix the interest rates on the term loans as discussed in Note 7. At December 31, 2017, the Company had $60.0 million outstanding under the Term Loans with a fixed weighted average interest rate under the swaps of approximately 4.34% and remaining borrowing capacity of $40.0 million.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. The Company, subsequent to year end, amended its Credit Facility, effective as of November 1, 2017, to modify the formula used to calculate the amount of restricted payments the Company may make under the Credit Facility. After considering the provisions of the amendment, the Company was in compliance with its financial covenants under its Credit Facility at December 31, 2017.

Note 7—Derivative Financial Instruments

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

Notes to Consolidated Financial Statements - Continued

As of December 31, 2017, the Company had two outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk for notional amounts totaling $60.0 million. The Company had recorded the fair value of its interest rate derivatives totaling approximately $0.3 million in other assets in its Consolidated Balance Sheets.

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and is subsequently reclassified to interest expense in the period that the hedged forecasted transaction affects earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s Term Loans. During the next twelve months, the Company estimates that an additional $0.2 million will be reclassified from other comprehensive income ("OCI") as an increase to interest expense.

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the for the year ended December 31, 2017.

(Dollars in thousands)	For the Year Ended December 31, 2017
Amount of unrealized loss recognized in OCI on derivative	$(144)
Amount of loss reclassified from accumulated OCI into interest expense	$402
Total Interest Expense presented in the Consolidated Statements of Income (Loss) in which the effects of the cash flow hedges are recorded	$3,948

Credit-risk-related Contingent Features

As of December 31, 2017, the fair value of derivatives in a net asset position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $0.3 million. As of December 31, 2017, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company terminated these interest rate swaps, it would pay or receive the approximate aggregate termination value of the swaps at the time of the termination, which was approximately $0.2 million at December 31, 2017.

Note 8—Stockholders’ Equity

Common Stock

The following table provides a reconciliation of the beginning and ending common stock balances for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31,
	2017	2016	2015
Balance, beginning of period	12,988,482	7,596,940	200,000
Issuance of common stock	4,887,500	5,175,000	7,311,183
Restricted stock issued	209,816	216,542	85,757
Balance, end of period	18,085,798	12,988,482	7,596,940

Notes to Consolidated Financial Statements - Continued

Equity Offerings

In July 2017, the Company completed a public offering of 4,887,500 shares of its common stock, including 637,500 shares of common stock issued in connection with the exercise in full of the underwriters' option to purchase additional shares, and received net proceeds of approximately $108.6 million after deducting underwriting discount and commissions and offering expenses paid by the Company. Proceeds from the offering were used to repay the outstanding balance on the revolving credit facility totaling $58.0 million and for additional investments.

In April 2016, the Company completed a follow-on public offering of 5,175,000 shares of its common stock, including 675,000 shares of common stock issued in connection with the exercise in full of the underwriters' option to purchase additional shares, and received net proceeds of approximately $86.1 million.

In May 2015, the Company completed its initial public offering of 7,187,500 shares of its common stock, including 937,500 shares of common stock issued in connection with the exercise in full of the underwriters’ option to purchase additional shares, and received net proceeds, after underwriters' discount and other expenses of approximately $125.2 million. Concurrently, the Company issued 123,683 shares of common stock in concurrent private placements to certain directors and officers of the Company and received approximately $2.3 million in net proceeds.

Universal Shelf S-3 Registration Statement

In September 2016, the Company filed a registration statement on Form S-3 that will allow us to offer debt or equity securities (or a combination thereof) of up to $750.0 million from time to time. The S-3 registration statement was declared effective as of September 26, 2016. In July 2017, the Company completed an equity offering and issued approximately 4,887,500 shares of its common stock for gross proceeds of approximately $114.6 million under its Form S-3 registration statement, resulting in approximately $635.4 million remaining to be issued under the Form S-3 registration statement.

Dividends Declared

During 2017, the Company declared and paid dividends totaling $1.565 per common share as shown in the table below.

Declaration Date	Record Date	Date Paid	Amount Per Share
February 2, 2017	February 17, 2017	March 3, 2017	$0.3875
May 4, 2017	May 19, 2017	June 2, 2017	$0.3900
August 7, 2017	August 28, 2017	September 1, 2017	$0.3925
November 2, 2017	November 17, 2017	December 1, 2017	$0.3950

During 2016, the Company declared and paid dividends totaling $1.525 per common share.

Notes to Consolidated Financial Statements - Continued

Note 9—Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted income (loss) per common share.

	Year Ended December 31,
	2017	2016	2015
(Dollars in thousands, except per share data)
Net income (loss)	$3,510	$2,721	$(1,456)
Participating securities' share in earnings	(731)	$—	$—
Net income (loss), less participating securities' share in earnings	$2,779	$2,721	$(1,456)

Weighted Average Common Shares Outstanding
Weighted average Common Shares outstanding	15,268,612	11,478,883	4,778,144
Unvested restricted shares	(453,354)	(240,446)	(51,219)
Weighted average Common Shares outstanding–Basic	14,815,258	11,238,437	4,726,925
Weighted average Common Shares–Basic	14,815,258	11,238,437	4,726,925
Dilutive potential common shares	—	81,068	—
Weighted average Common Shares outstanding –Diluted	14,815,258	11,319,505	4,726,925

Basic Income (Loss) per Common Share	$0.19	$0.24	$(0.31)

Diluted Income (Loss) per Common Share	$0.19	$0.24	$(0.31)

The dilutive effect of 9,927 shares of restricted common stock were excluded from the calculation of diluted loss per common share for the year ended December 31, 2015, because the effect was anti-dilutive due to the net loss incurred during the period.

Note 10—Incentive Plan

2014 Incentive Plan

The 2014 Incentive Plan authorizes the Company to award shares equal to 7% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year, or 909,193 shares of common stock (the "Plan Pool"), for 2017, to its employees and directors. The 2014 Incentive Plan will continue until terminated by the Company's Board of Directors or March 31, 2024. As of December 31, 2017, the Company had issued a total of 431,535 restricted shares under the Incentive Pool for compensation-related awards to its employees and directors, with 477,658 authorized shares remaining which had not been issued. Shares issued under the 2014 Incentive Plan are generally subject to long-term, fixed vesting periods of three to eight years. If an employee or director voluntarily terminates his or her relationship with the Company or is terminated for cause before the end of the vesting period, the shares are forfeited, at no cost to the Company. Once the shares have been granted, the recipient of the shares has the right to receive dividends and the right to vote the shares.

Alignment of Interest Program

The Amended and Restated Alignment of Interest Program (the “Alignment of Interest Program”), amended in late 2016 by the Company's Board of Directors, authorized the Company to issue 500,000 shares of the Company’s common stock to its employees and directors in lieu of the employee's or director's cash compensation (the "Program Pool"), at their election. As of December 31, 2017, the Company had issued a total of 80,580 restricted shares under the Program Pool in lieu of cash compensation to its employees and directors, with 419,420 authorized shares remaining which had not been issued.

The Company's Alignment of Interest Program is designed to provide the Company's employees and directors with an incentive to remain with the Company and to incentivize long-term growth and profitability. Under the Alignment

Notes to Consolidated Financial Statements - Continued

of Interest Program, employees may elect to defer up to 100% of their base salary and other compensation and directors may elect to defer up to 100% of their director fees, subject to the 2014 Incentive Plan's long-term, fixed vesting periods. The number of shares granted will be increased through a Company match depending on the length of the vesting period selected by the employee or director. Employees may select vesting periods of three years, five years, or eight years, with a 30%, 50%, and 100% Company match, respectively. Directors may select vesting periods of one year, two years, or three years, with a 20%, 40%, or 60% Company match, respectively.

Officer Incentive Programs

The Company has an Amended and Restated Executive Officer Incentive Program and a Non-Executive Officer Incentive Program (the "Officer Incentive Programs") under the Incentive Plan which are designed to provide incentives to the Company's officers that are designed to reward its officers for individual, as well as Company performance in the form of cash or restricted stock. Company performance will be based on performance targets, which may include targets such as funds from operations ("FFO"), dividend payout percentages, as well as the Company's relative total stockholder return performance over one-year and three-year periods, measured against the Company's peer group, as determined by the Company's Board of Directors each year. The officers may elect, in the year prior to an award, to receive awards under the Officer Incentive Programs in cash or restricted stock, as allowed within the applicable Officer Incentive Programs, as well as a vesting period as discussed under the Alignment of Interest Program above. Shares of common stock issued under the Officer Incentive Programs are issued under either the Plan Pool or Program Pool.

Summary

A summary of the activity under the Incentive Plan and related information for the years ended December 31, 2017, 2016, and 2015 is included in the table below.

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2017	2016	2015
Stock-based awards, beginning of year	302,299	85,757	—
Stock in lieu of compensation	80,580	104,112	41,669
Stock awards	129,236	112,430	44,088
Total Granted	209,816	216,542	85,757
Stock-based awards, end of year	512,115	302,299	85,757
Weighted average grant date fair value, per share, of:
Stock-based awards, beginning of year	$19.36	$19.65	$—
Stock-based awards granted during the year	$23.84	$19.25	$19.65
Stock-based awards, end of year	$21.20	$19.36	$19.65
Grant date fair value of shares granted during the year	$5,002	$4,168	$1,685

The Company had nonvested stock-based compensation that had not yet been recognized of approximately $8.5 million and $5.0 million, respectively, at December 31, 2017 and 2016. The vesting periods for the non-vested shares granted during 2017 ranged from three to eight years with a weighted-average amortization period remaining as of December 31, 2017 of approximately 6.8 years. Compensation expense recognized during the years ended December 31, 2017, 2016, and 2015 from the amortization of the value of shares over the vesting period was approximately $1.5 million, $0.7 million and $0.2 million, respectively.

Note 11—Other Assets

Other assets consists primarily of notes and accounts receivable, straight-line rent receivables, prepaid assets, deferred financing costs, leasing commissions, and the fair value of our interest rate swaps. Items included in "Other assets, net" on the Company's Consolidated Balance Sheets as of December 31, 2017 and 2016 are detailed in the table below.

	December 31,
(Dollars in thousands)	2017	2016
Notes receivable	$13,917	$—
Accounts and interest receivable	2,417	2,472
Straight-line rent receivables	2,179	744
Allowance for doubtful accounts	(293)	(154)
Prepaid assets	341	260
Deferred financing costs, net	618	1,010
Leasing commissions, net	483	129
Deferred tax asset	478	—
Fair value of interest rate swaps	258	—
Above-market lease intangible assets, net	—	25
Other	255	357
	$20,653	$4,843

The Company has several notes receivable with its tenants. During 2017, concurrent with the acquisition of a property, the Company entered into a $5.0 million note receivable with the tenant in the building. The $5.0 million note receivable, which matures on September 27, 2022, bears interest from 12% to 16%, increasing through the maturity date and payments aggregating approximately $1.9 million are due each year until maturity with the remaining amount due at maturity. The Company also purchased, at a $2.7 million discount to face value, certain promissory notes for $8.75 million which were held by a syndicate of banks that were also creditors of our bankrupt borrower. See Note 5. The Company identified the borrowers of both of these notes as VIEs, but management determined that the Company was not the primary beneficiary of the VIEs because we lack either directly or through related parties any material impact in the activities that impact the borrowers' economic performance. We are not obligated to provide support beyond our stated commitment to the borrowers, and accordingly our maximum exposure to loss as a result of this relationship is limited to the amount of our outstanding notes receivable as noted above. The two VIEs that we have identified at December 31, 2017 are summarized in the table below and are discussed in more detail above.

Classification	Carrying Amount (in millions)	Maximum Exposure to Loss (in millions)
Notes receivable	$5.0	$5.0
Notes receivable	$8.8	$8.8

Notes to Consolidated Financial Statements - Continued

Note 12—Intangible Assets and Liabilities

The Company has deferred financings costs and various real estate acquisition lease intangibles included in its Consolidated Balance Sheets as of December 31, 2017 and 2016 as detailed in the table below. The Company did not have any indefinite lived intangible assets or liabilities as of December 31, 2017 and 2016.

	Gross Balance at December 31,		Accumulated Amortization at December 31,		Weighted Average
(Dollars in thousands)	2017	2016	2017	2016	Remaining Life (Years)	Balance Sheet Classification
Deferred financing costs (1)	$1,508	$1,508	$890	$498	1.6	Other assets
Deferred financing costs (2)	743	—	96	—	5.3	Debt, net
Above-market lease intangibles	91	91	91	66	0	Other assets
Below-market lease intangibles	(1,280)	(1,280)	(329)	(167)	6.3	Other liabilities
At-market lease intangibles	51,870	35,368	22,517	12,394	5.2	Real estate properties
	$52,932	$35,687	$23,265	$12,791	5.1
________________
(1) Deferred financing costs related to the Revolving Credit Facility.
(2) Deferred financing costs related to the Term Loans.

Expected future amortization, net, for the next five years of the Company's intangible assets and liabilities, in place as of December 31, 2017 are included in the table below.

(in thousands)	Amortization, net
2018	$9,235
2019	6,724
2020	4,757
2021	3,376
2022	2,215

Note 13—Commitments and Contingencies

Tenant Improvements

The Company may provide tenant improvement allowances in new or renewal leases for the purpose of refurbishing or renovating tenant space. The Company may also assume tenant improvement obligations included in leases acquired in its real estate acquisitions. As of December 31, 2017 and 2016, the Company had $0.3 million in tenant improvement allowances included in Other liabilities relating to two tenants whose leases expire in 2018 and 2020. Also, at December 31, 2017, the Company had commitments for tenant improvements of approximately $3.4 million.

Capital Improvements

The Company has entered into contracts with various vendors for various capital improvement projects related to its portfolio. Some of these expenditures will be subsequently billed and reimbursed by tenants as provided for in their leases with the Company. As of December 31, 2017, the Company had commitments of approximately $0.1 million that are expected to be spent on these capital improvement projects.

Legal Proceedings

The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company's Consolidated Financial Statements.

Contingent Purchase Price Settlement

During 2017, the Company paid approximately $0.4 million in settlement of a contingent purchase price liability relating to the acquisition of a medical office building acquired during 2016. The Company has no contingent purchase price liabilities remaining at December 31, 2017.

Note 14—Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate the fair value.

Cash and cash equivalents - The carrying amount approximates the fair value.

Mortgage note receivable - The fair value is estimated using cash flow analyses which are based on an assumed market rate of interest or at a rate consistent with the rates on mortgage notes acquired by the Company and are classified as Level 2 in the hierarchy.

Notes receivable - The fair value is estimated using cash flow analyses which are based on an assumed market rate of interest or at a rate consistent with the rates on notes carried by the Company and are classified as Level 2 in the hierarchy.

Borrowings under our Credit Facility - The carrying amount approximates the fair value because the borrowings are based on variable market interest rates.

Derivative financial instruments - The fair value is estimated using discounted cash flow techniques. These techniques incorporate primarily Level 2 inputs. The market inputs are utilized in the discounted cash flow calculation considering the instrument’s term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation model for interest rate swaps are observable in active markets and are classified as Level 2 in the hierarchy.

The table below details the fair values and carrying values for our mortgage note and notes receivable and interest rate swaps at December 31, 2017 and 2016 using Level 2 inputs.

	December 31, 2017		December 31, 2016
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage note receivable	$10,633	$10,633	$10,786	$10,786
Notes receivable	$13,917	$13,828	$—	$—
Interest rate swap asset	$258	$258	$—	$—

Notes to Consolidated Financial Statements - Continued

Note 15—Other Data

Taxable Income

The Company has elected to be taxed as a REIT, as defined under the Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its taxable income to its stockholders. The Company and one subsidiary have also elected for that subsidiary to be treated as a TRS, which is subject to federal and state income taxes. All entities other than the TRS are collectively referred to as "the REIT" within this Note 15.

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

Income tax expense (benefit) and state income tax payments, net of refunds, are as follows for the years ended December 31, 2017, 2016, and 2015.

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Current	$171	$21	$—
Deferred	(478)	(10)	10
Total	$(307)	$11	$10
State income tax payments, net of refunds	$37	$—	$—

Income tax expense (benefit) primarily relates to permanent differences between federal, state and local taxable income resulting from certain state and local jurisdictions wholly or partially disallowing the deduction for dividends paid allowed at the federal level and temporary differences resulting from the bases of assets of the Company's TRS for financial reporting purposes and the bases of those assets for income tax purposes. The expense (benefit) is included in general and administrative expense on the Company's Consolidated Statements of Income (Loss).

The Tax Cuts and Jobs Act ("TCJA") was enacted on December 22, 2017. The TCJA reduced the US federal corporate tax rate from 35% to 21% effective January 1, 2018. As a result, we revalued our net deferred tax assets using the 21% US federal income tax rate. The impact of other provisions of the TCJA are still being evaluated by the Company.

On a tax-basis, the Company’s gross real estate assets totaled approximately $385.6 million and $249.5 million, respectively, as of December 31, 2017 and 2016 (unaudited).

Notes to Consolidated Financial Statements - Continued

The following table reconciles the Company’s net income (loss) to taxable income for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Net income (loss)	$3,510	$2,721	$(1,456)
Reconciling items to taxable income:
Depreciation and amortization	10,722	8,863	3,806
Straight-line rent	(1,303)	(606)	(133)
Receivable allowance	138	83	71
Stock-based compensation	749	285	121
Deferred rent	332	249	529
Contingent liability fair value adjustments	(5)	(1,278)	—
Deferred income taxes	(478)	—	—
Other	(176)	94	(86)
	9,979	7,690	4,308
Taxable income (1)	$13,489	$10,411	$2,852
Dividends paid (2)	$23,703	$17,393	$3,883
__________
(1) Before REIT dividends paid deduction.
(2) Net of dividends paid on restricted stock included as a reconciling item.

Characterization of Distributions (unaudited)

Earnings and profits (as defined under the Code), the current and accumulated amounts of which determine the taxability of distributions to stockholders, vary from net income attributable to common stockholders and taxable income because of different depreciation recovery periods, depreciation methods, and other items. Distributions in excess of earnings and profits generally constitute a return of capital. The following table shows the characterization of the distributions on the Company's common stock for the years ended December 31, 2017, 2016 and 2015. No preferred shares have been issued by the Company and no dividends have been paid to date relating to preferred shares.

	2017		2016		2015
	Per Share	%	Per Share	%	Per Share	%
Common stock:
Ordinary income	$0.914	58.4%	$1.036	68.0%	$0.396	76.6%
Return of capital	0.651	41.6%	0.489	32.0%	0.121	23.4%
Common stock distributions	$1.565	100.0%	$1.525	100.0%	$0.517	100.0%

Note 16—Related Party Transactions

2015 Concurrent Private Placements

Concurrently with the completion of the Company’s initial public offering in May 2015, Timothy G. Wallace, our Chairman, Chief Executive Officer and President, and certain of our officers and directors acquired common stock through concurrent private placements at a price per share equal to the initial public offering price. See Note 8 for further details.

Notes to Consolidated Financial Statements - Continued

2015 Reimbursement of Costs to Athena Funding Partners

AFP, which is substantially owned and controlled by Timothy G. Wallace, the Company’s Chairman, Chief Executive Officer and President, advanced or incurred on the Company’s behalf costs related to the activities prior to the Company's initial public offering in 2015, including the Company’s organization, negotiating the property acquisitions, performing due diligence related to the initial properties, performing corporate work in contemplation of the offering and preparing the prospectus. Costs incurred included expenses such as legal and accounting fees, certain costs related to performing property due diligence, certain property related costs, travel, overhead, office supplies and office rent. In 2014, the Company entered into a formation services agreement with AFP pursuant to which the Company agreed to reimburse the actual costs incurred by AFP only upon the successful completion of the initial public offering. The Company reimbursed AFP approximately $0.4 million during 2015 upon completion of the initial public offering.

Note 17—Subsequent Events

Dividend Declared
On February 1, 2018, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.3975 per share. The dividend is payable on March 2, 2018 to stockholders of record on February 16, 2018.
Restricted Stock Issuances
On January 16, 2018, pursuant to the 2014 Incentive Plan and the Alignment of Interest Program, the Company granted 94,001 shares of restricted common stock to its employees, in lieu of salary, that will cliff vest in three to eight years. Of the shares granted, 47,027 shares of restricted stock were granted in lieu of compensation from the Program Pool and 46,974 shares of restricted stock were awards granted from the Plan Pool.
Note 18—Selected Quarterly Financial Data (unaudited)

Quarterly financial information for the years ended December 31, 2017 and 2016 is summarized below.

	Quarter Ended
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
2017
Revenues	$8,007	$8,930	$9,444	$10,962
Expenses	6,499	7,256	7,838	8,363
Other income (expense)	(595)	(1,208)	(1,027)	(1,047)
Net income	$913	$466	$579	$1,552
Net income per basic common share	$0.07	$0.04	$0.02	$0.08
Net income per diluted common share	$0.07	$0.04	$0.02	$0.08

Notes to Consolidated Financial Statements - Continued

	Quarter Ended
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
2016
Revenues	$5,166	$6,196	$6,443	$7,392
Expenses (1)	4,670	5,485	5,203	5,970
Other income (expense)	(380)	(203)	(176)	(389)
Net income	$116	$508	$1,064	$1,033
Net income per basic common share	$0.02	$0.04	$0.08	$0.08
Net income per diluted common share	$0.02	$0.04	$0.08	$0.08
__________
(1) Expenses include approximately $0.8 million related to the acquisition of 14 properties accounted for as business combinations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

The management of Community Healthcare Trust Incorporated is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 using the principles and other criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

Attestation Report of Independent Registered Public Accounting Firm

Not applicable.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in the Company's Definitive Proxy Statement for its 2018 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company's Definitive Proxy Statement for its 2018 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Company's Definitive Proxy Statement for its 2018 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this items will be contained in the Company's Definitive Proxy Statement for its 2018 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this items will be contained in the Company's Definitive Proxy Statement for its 2018 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.

PART IV.
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents of Community Healthcare Trust Incorporated are included in this Annual Report on Form 10-K.

(a) Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2017 and 2016
Consolidated Statements of Income (Loss) for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
Notes to the Consolidated Financial Statements

(b) Financial Statement Schedules:
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2017, 2016 and 2015	99
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2017	100
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2017	101
All other schedules are omitted because they are either not applicable, not required or because the information is included in the Consolidated Financial Statements or notes included in this Annual Report on Form 10-K.
c) Exhibits

Exhibit Number	Description
1.1
Underwriting Agreement, dated as of July 20, 2017, among the Company, Community Healthcare OP, LP, Sandler O'Neill & Partners, L.P., Evercore Group L.L.C., SunTrust Robinson Humphrey, Inc. and each of the Underwriters party thereto (1)

3.1	Corporate Charter of Community Healthcare Trust Incorporated, as amended (2)
3.2	Bylaws of Community Healthcare Trust Incorporated, as amended (3)
4.1	Form of Certificate of Common Stock of Community Healthcare Trust Incorporated (4)
10.1	Agreement of Limited Partnership of Community Healthcare OP, LP(5)
10.2	Form of Indemnification Agreement(6)
10.3 †	Community Healthcare Trust Incorporated 2014 Incentive Plan, as amended(7)
10.4 †	Amended and Restated Community Healthcare Trust Incorporated Alignment of Interest Program(8)
10.5 †	Amended and Restated Community Healthcare Trust Incorporated Executive Officer Incentive Program(9)
10.6 †	Employment Agreement between Community Healthcare Trust Incorporated and Timothy G. Wallace(10)
10.7 †	First Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Timothy G. Wallace(11)
10.8 †	Second Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Timothy G. Wallace(12)
10.9 †	Employment Agreement between Community Healthcare Trust Incorporated and W. Page Barnes(13)
10.10 †	First Amendment to Employment Agreement between Community Healthcare Trust Incorporated and W. Page Barnes(14)
10.11 †	Second Amendment to Employment Agreement between Community Healthcare Trust Incorporated and W. Page Barnes(15)

10.12 †	Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach(16)
10.13 †	First Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach(17)
10.14 †	Second Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach(18)
10.15	Form of Restricted Stock Agreement(19)
10.16	Form of Officer Compensation Reduction Election Form(20)
10.17	Form of Director Compensation Reduction Election Form(21)
10.18
Second Amended and Restated Credit agreement dated as of March 29, 2017, by and among Community Healthcare OP, LP, the Company, the Lenders from time to time party hereto, and SunTrust Bank, as Administrative Agent(22)

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

32.1 **	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 1.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 26, 2017 (File No. 001-37401) and incorporated herein by reference.

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

(7)
The 2014 Incentive Plan filed as Exhibit 10.3 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 2, 2015 (Registration No. 333-203210), and, as to Amendment No. 1 to the 2014 Incentive Plan, as Exhibit 10.12 to Amendment No. 2 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on May 6, 2015 (Registration No. 333-203210), and, as to Amendment No. 2 to the 2014 Incentive Plan, as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 17, 2017, and, as to the Amendment No. 3 to the 2014 Incentive Plan, as Exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 17, 2017, each of which is incorporated herein by reference.

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

(11)	Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 18, 2017 (File No. 001-37401) and incorporated herein by reference.

(12)	Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 2, 2018 (File No. 001-37401) and incorporated herein by reference.

(13)
Filed as Exhibit 10.7 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 2, 2015 (Registration No. 333-203210) and incorporated herein by reference.

(14)	Filed as Exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 18, 2017 (File No. 001-37401) and incorporated herein by reference.

(15)	Filed as Exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 2, 2018 (File No. 001-37401) and incorporated herein by reference.

(16)
Filed as Exhibit 10.8 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 2, 2015 (Registration No. 333-203210) and incorporated herein by reference.

(17)	Filed as Exhibit 10.3 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 18, 2017 (File No. 001-37401) and incorporated herein by reference.

(18)	Filed as Exhibit 10.3 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 2, 2018 (File No. 001-37401) and incorporated herein by reference.

(19)
Filed as Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 28, 2015 (Registration No. 333-203210) and incorporated herein by reference.

(20)
Filed as Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 28, 2015 (Registration No. 333-203210) and incorporated herein by reference.

(21)
Filed as Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 28, 2015 (Registration No. 333-203210) and incorporated herein by reference.

(22)	Filed as Exhibit 10.1 to the Form 10-Q of the Company filed with the Securities and Exchange Commission on May 9, 2017 (File No. 001-37401) and incorporated herein by reference.
_________

*	Filed herewith.

**	Furnished herewith.

†	Denotes executive compensation plan or arrangement.
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Franklin, State of Tennessee, on February 22, 2018.
Date: February 22, 2018

COMMUNITY HEALTHCARE TRUST INCORPORATED

By:	/s/ Timothy G. Wallace
Timothy G. Wallace
Chairman of the Board and Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Timothy G. Wallace	Chairman of the Board and Chief Executive	February 22, 2018
Timothy G. Wallace	Officer and President (Principal Executive Officer)

/s/ W. Page Barnes	Executive Vice President and Chief Financial	February 22, 2018
W. Page Barnes	Officer (Principal Financial Officer)

/s/ Leigh Ann Stach	Vice President of Financial Reporting and Chief Accounting	February 22, 2018
Leigh Ann Stach	Officer (Principal Accounting Officer)

/s/ Alan Gardner	Director	February 22, 2018
Alan Gardner

/s/ Robert Hensley	Director	February 22, 2018
Robert Hensley

/s/ Alfred Lumsdaine	Director	February 22, 2018
Alfred Lumsdaine

/s/ R. Lawrence Van Horn	Director	February 22, 2018
Lawrence Van Horn

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2017, 2016 and 2015
(Dollars in thousands)

			Additions
Description		Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Uncollectible Accounts Written-off	Balance at End of Period
2017	Accounts receivable allowance	$154	$67	$151	$(79)	$293
2016	Accounts receivable allowance	$71	$155	$—	$(72)	$154
2015	Accounts receivable allowance	$—	$71	$—	$—	$71

Schedule III - Real Estate and Accumulated Depreciation at December 31, 2017
(Dollars in thousands)

			Land and Land Improvements			Buildings, Improvements, and Lease Intangibles
Property Type	Number of Properties	State	Initial Investment	Costs Capitalized Subsequent to Acquisition	Total	Initial Investment	Costs Capitalized Subsequent to Acquisition	Total	Personal Property	Total Property (1)	Accumulated Depreciation (2)	Encumbrances	Date Acquired	Original Date Constructed
Medical office buildings	32	AL, FL, GA, IL, IA, IL, IN, KS, KY, MS, NJ, NY, OH, TN, TX, VA	$19,082	$236	$19,318	$122,034	$1,873	$123,907	$—	$143,225	$16,886	$—	2015 - 2017	1950 - 2009
Physician clinics	17	AL, AZ, FL, IL, KS, NV, OH, PA, TN, TX, VA, WI	7,367	107	7,474	41,101	563	41,664	—	49,138	5,605	—	2015 - 2017	1950 - 2013
Surgical centers and hospitals	13	AZ, CO, FL, IL, IN, LA, MI, OH, PA, SC, TX	7,329	90	7,419	72,680	166	72,846	—	80,265	7,731	—	2015 - 2017	1973 - 2004
Specialty centers	17	AL, CO, GA, IL, KY, NC, NV, OH, OK, TN, TX, VA	4,658	9	4,667	46,913	145	47,058	—	51,725	4,637	—	2015 - 2017	1945 - 2015
Behavioral facilities	6	IL, IN, MS, OH, WV	5,541	—	5,541	56,366	103	56,469	—	62,010	1,153	—	2015 - 2017	1920 - 2001
Total Real Estate	85		43,977	442	44,419	339,094	2,850	341,944	—	386,363	36,012	—
Corporate property	—		—	—	—	1,579	432	2,011	112	2,123	124	—
Total Properties	85		$43,977	$442	$44,419	$340,673	$3,282	$343,955	$112	$388,486	$36,136	$—
(1) Total properties as of December 31, 2017 have an estimated aggregate total cost of $385.6 million (unaudited) for federal income tax purposes.
(2) Depreciation is provided for on a straight-line basis on land improvements over 2 years to 15 years, buildings and improvements over 2.3 years to 40.0 years, lease intangibles over 0.7 years to 13.7 years, and personal property over 3.0 years to 10.0 years.
(3) A reconciliation of Total Property and Accumulated Depreciation for the years ended December 31, 2017, 2016 and 2015 is provided below.

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
(Dollars in thousands)	Total Property	Accumulated Depreciation	Total Property	Accumulated Depreciation	Total Property	Accumulated Depreciation
Beginning Balance	$252,736	$18,404	$132,967	$5,203	$—	$—
Additions during the period:
Acquisitions	134,618	17,467	118,190	13,091	132,140	5,203
Other improvements	1,132	265	1,579	110	827	—
Retirements/dispositions:
Real estate	—	—	—	—	—	—
Ending Balance	$388,486	$36,136	$252,736	$18,404	$132,967	$5,203

Schedule IV - Mortgage Loans on Real Estate as of December 31, 2017
(Dollars in thousands)

Description of Collateral	Interest Rate	Maturity Date	Periodic Payment Terms	Original Face Amount	Carrying Amount (3)	Principal amount of loans subject to delinquent principal or interest (2)

Long-term care acute care facility in Louisiana	9.5%	9/30/2026	(1)	$11,000	$10,633	$10,633
Total Mortgage Loans					$10,633
___________
(1) Was interest only until September 30, 2016. Thereafter, principal and interest payments are due monthly through the maturity date with a balloon payment due at maturity.
(2) The borrower filed for bankruptcy in June 2017. See Note 5 to the Consolidated Financial Statements for more details on the bankruptcy.
(3) A rollforward of Mortgage loans on real estate for the years ended December 31, 2017, 2016 and 2015 is provided below.

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of period	$10,786	$10,897	$—
Additions during the period:
New or acquired mortgages, net	—	12,406	10,863
Amortization/write-off of loan and commitment fees	122	75	34
	122	12,481	10,897
Deductions during the period:
Conversion upon acquisition (a)	—	(12,500)	—
Scheduled principal payments	(275)	(92)	—
	(275)	(12,592)	—
Balance at end of period (b)	$10,633	$10,786	$10,897
___________
(a) Conversion of a $12.5 million mortgage note upon the acquisition of the property that secured the note on May 23, 2016.
(b) Total mortgage loans as of December 31, 2017 had an aggregate total cost of $10.6 million (unaudited) for federal income tax purposes.