Form 10-Q
period 2018-03-31
Community Healthcare Trust Inc
filed 2018-05-08
CIK 1631569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37401

Community Healthcare Trust Incorporated
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	46-5212033 (I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No ☒

The Registrant had 18,179,799 shares of Common Stock, $0.01 par value per share, outstanding as of May 3, 2018.

COMMUNITY HEALTHCARE TRUST INCORPORATED
FORM 10-Q
March 31, 2018

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	(Unaudited)
	March 31, 2018	December 31, 2017
ASSETS
Real estate properties
Land and land improvements	$46,066	$44,419
Buildings, improvements, and lease intangibles	356,530	343,955
Personal property	116	112
Total real estate properties	402,712	388,486
Less accumulated depreciation	(41,052)	(36,136)
Total real estate properties, net	361,660	352,350
Cash and cash equivalents	2,285	2,130
Mortgage note receivable, net	10,633	10,633
Other assets, net	25,210	20,653
Total assets	$399,788	$385,766

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Debt, net	$111,385	$93,353
Accounts payable and accrued liabilities	3,806	4,056
Other liabilities	4,987	4,983
Total liabilities	120,178	102,392

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 450,000,000 shares authorized; 18,179,799 and 18,085,798 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	182	181
Additional paid-in capital	324,918	324,303
Cumulative net income	6,647	4,775
Accumulated other comprehensive income	1,232	258
Cumulative dividends	(53,369)	(46,143)
Total stockholders’ equity	279,610	283,374
Total liabilities and stockholders' equity	$399,788	$385,766

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(Unaudited; Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
REVENUES
Rental income	$9,635	$6,618
Tenant reimbursements	1,440	1,128
Mortgage interest	—	261
Other operating	354	—
	11,429	8,007

EXPENSES
Property operating	2,364	1,738
General and administrative	1,193	770
Depreciation and amortization	4,916	3,924
Bad debts	—	67
	8,473	6,499
OTHER INCOME (EXPENSE)
Interest expense	(1,268)	(597)
Interest and other income, net	184	2
	(1,084)	(595)
NET INCOME	$1,872	$913

NET INCOME PER COMMON SHARE:
Net income per common share – Basic	$0.09	$0.07
Net income per common share – Diluted	$0.09	$0.07
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC	17,573,683	12,686,183
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-DILUTED	17,573,683	12,819,496
DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.3975	$0.3875

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(Unaudited; Dollars in thousands)

	Three Months Ended March 31,
	2018	2017

NET INCOME	$1,872	$913
Other comprehensive income (loss):
Increase (decrease) in fair value of cash flow hedges	906	(158)
Reclassification for amounts recognized as interest expense	68	6
Total other comprehensive income (loss)	974	(152)
COMPREHENSIVE INCOME	$2,846	$761

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited; Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid in Capital	Cumulative Net Income	Accumulated Other Comprehensive Income	Cumulative Dividends	Total Stockholders' Equity
Balance at December 31, 2017	$—	$181	$324,303	$4,775	$258	$(46,143)	$283,374
Stock-based compensation	—	1	615	—	—	—	616
Unrecognized gain on cash flow hedges	—	—	—	—	906	—	906
Reclassification adjustment for losses included in net income (interest expense)	—	—	—	—	68	—	68
Net income	—	—	—	1,872	—	—	1,872
Dividends to common stockholders ($0.3975 per share)	—	—	—	—	—	(7,226)	(7,226)
Balance at March 31, 2018	$—	$182	$324,918	$6,647	$1,232	$(53,369)	$279,610

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES
Net income	$1,872	$913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,133	3,998
Stock-based compensation	616	318
Straight-line rent receivable	(415)	(265)
Provision for bad debts, net of recoveries	—	67
Reduction in contingent purchase price	—	(5)
Deferred income tax benefit	(132)	—
Changes in operating assets and liabilities:
Other assets	(696)	32
Accounts payable and accrued liabilities	(309)	(578)
Other liabilities	(121)	75
Net cash provided by operating activities	5,948	4,555

INVESTING ACTIVITIES
Acquisitions of real estate	(12,721)	(29,311)
Acquisitions of notes receivable	(2,201)	—
Proceeds from the repayment of notes receivable	17	140
Capital expenditures on existing real estate properties	(1,444)	(64)
Net cash used in investing activities	(16,349)	(29,235)

FINANCING ACTIVITIES
Net repayments on revolving credit facility	(22,000)	(29,000)
Term loan borrowings	40,000	60,000
Dividends paid	(7,226)	(5,078)
Debt issuance costs	(218)	(766)
Net cash provided by financing activities	10,556	25,156
Increase in cash and cash equivalents	155	476
Cash and cash equivalents, beginning of period	2,130	1,568
Cash and cash equivalents, end of period	$2,285	$2,044

Supplemental Cash Flow Information:
Interest paid	$1,105	$780
Invoices accrued for construction, tenant improvement and other capitalized costs	$712	$46
Increase (decrease) in fair value of cash flow hedges	$906	$(158)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Business Overview
Community Healthcare Trust Incorporated (the ‘‘Company’’, ‘‘we’’, ‘‘our’’) was organized in the State of Maryland on March 28, 2014. The Company is a fully-integrated healthcare real estate company that owns and acquires real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers in our target submarkets. The Company conducts its business through an UPREIT structure in which its properties are owned by its operating partnership (the "OP"), either directly or through subsidiaries. The Company is the sole general partner of the OP, owning 100% of the OP units. As of March 31, 2018, the Company had investments of approximately $413.3 million in 89 real estate properties, including a mortgage note, located in 27 states, totaling approximately 2.0 million square feet in the aggregate.

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

This interim financial information should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Management believes that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2018. All material intercompany accounts and transactions have been eliminated.

Use of Estimates in the Condensed Consolidated Financial Statements
Preparation of the Condensed Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results may materially differ from those estimates.

Income Taxes
The Company has elected to be taxed as a real estate investment trust ("REIT"), as defined under the Internal Revenue Code of 1986, as amended (the "Code"). The Company and one subsidiary have also elected for that subsidiary to be treated as a taxable REIT subsidiary ("TRS"), which is subject to federal and state income taxes. No provision has been made for federal income taxes for the REIT; however, the Company may record income tax expense or benefit for the TRS to the extent applicable. The Company intends at all times to qualify as a REIT under the Code. The Company must distribute at least 90% per annum of its REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP) and meet other requirements to continue to qualify as a REIT.

Effective January 1, 2018, under legislation from the Tax Cuts and Jobs Act of 2017, the maximum U.S. federal corporate income tax rate was reduced from 35% to 21%. Accordingly, to the extent that the activities of our taxable REIT subsidiary generates taxable income in future periods, it may be subject to lower U.S. federal income tax rates.

Notes to Condensed Consolidated Financial Statements - Continued

The Company classifies interest and penalties related to uncertain tax positions, if any, in the Condensed Consolidated Statements of Income as a component of general and administrative expenses.

New Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which establishes a comprehensive model to account for revenues arising from contracts with customers. ASU 2014-09 applies to all contracts with customers, except those that are within the scope of other topics in the FASB's Accounting Standards Codification, such as real estate leases and financial instruments. ASU 2014-09 requires companies to perform a five-step analysis of transactions to determine when and how revenue is recognized. The Company adopted ASU 2014-09 using the "modified retrospective" method effective January 1, 2018; as such, the Company applied the guidance only to the most recent period presented in the financial statements. The primary source of revenue for the Company is generated through its leasing arrangements with its tenants, which is covered under other accounting guidance, but certain non-lease revenues could be impacted by the new guidance. While the Company has not historically sold any properties, accounting for the sales of real estate could also be impacted by this new guidance. Prior to the adoption of ASU 2014-09, gains and losses from real estate sales were adjusted at the time of the sale by the maximum exposure to loss related to continuing involvement with the real estate. After adoption, any continuing involvement is considered a separate performance obligation and the sales price is required to be allocated between the elements with continuing involvement and those without continuing involvement. As the continuing performance obligations are satisfied, additional gains and losses will be recognized. The Company recognized no change to previously reported amounts from the cumulative effect of the adoption of ASU 2014-09.
On January 1, 2018, the Company adopted ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, ("ASU 2016-15"), which clarifies or provides guidance relating to eight specific cash flow classification issues. The standard should be applied retrospectively for each period presented, as appropriate. The impact of this new guidance will depend on future transactions, though the impact will only be related to the classification of those items on the statement of cash flows and will not impact the Company's total cash flows or its results of operations. There was no impact to the Company's Consolidated Financial Statements upon adoption of this standard.

On January 1, 2018, the Company adopted ASU No. 2017-09, Compensation - Stock Compensation (Topic 718), ("ASU 2017-09"), which provides guidance about which changes in the terms or conditions of a share-based payment award require a company to apply modification accounting in Topic 718. Under ASU No. 2017-09, a company will generally be required to apply modification accounting unless the fair value or intrinsic value of the modified award, the vesting conditions of the modified award, and the classification of the modified award as equity or a liability are the same as the original award immediately before the award is modified. There was no impact to the Company's Consolidated Financial Statements upon adoption of this standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases, ("ASU 2016-02"). This standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor doesn’t convey risks and rewards or control, an operating lease results. ASU 2016-02 is effective for fiscal years, and interim periods within, beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Leasing revenues will continue to be recognized on a straight-line basis over the lease term, while certain reimbursable costs currently reflected on a net basis in the financial statements may require presentation on a gross basis under the new standard. Additionally, certain non-lease components may be accounted for under the new revenue recognition guidance in the Revenue ASUs. The Company may also be impacted by this new accounting guidance related to ground leases in which the Company would be the lessee. Pursuant to the new accounting guidance, lessees are required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The Company is still evaluating the complete impact of the adoption of ASU 2016-02 on January 1, 2019 to its consolidated financial position, results of operations and disclosures.

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

Note 2. Real Estate Investments

At March 31, 2018, the Company had investments of approximately $413.3 million in 89 real estate properties, including one mortgage note. The following table summarizes the Company's real estate investments.

(Dollars in thousands)	Number of Facilities	Land and Land Improvements	Buildings, Improvements, and Lease Intangibles	Personal Property	Total	Accumulated Depreciation
Medical office buildings:
Florida	5	$4,608	$29,241	$—	$33,849	$2,896
Ohio	5	3,167	23,527	—	26,694	3,951
Texas	3	3,096	13,898	—	16,994	3,579
Illinois	2	1,134	11,823	—	12,957	1,803
Kansas	2	1,427	10,497	—	11,924	2,541
Iowa	1	2,241	9,004	—	11,245	1,412
Other states	14	3,642	27,365	—	31,007	2,898
	32	19,315	125,355	—	144,670	19,080
Physician clinics:
Kansas	3	1,638	10,909	—	12,547	2,157
Illinois	2	2,615	6,354	—	8,969	151
Florida	4	253	9,484	—	9,737	568
Other states	9	3,194	18,472	—	21,666	3,316
	18	7,700	45,219	—	52,919	6,192
Surgical centers and hospitals:
Louisiana	1	1,683	21,353	—	23,036	711
Indiana	1	523	14,405	—	14,928	532
Michigan	2	628	8,272	—	8,900	2,057
Illinois	1	2,183	5,410	—	7,593	847
Florida	1	271	7,017	—	7,288	347
Arizona	2	576	5,389	—	5,965	1,127
Other states	5	1,555	11,000	—	12,555	3,046
	13	7,419	72,846	—	80,265	8,667
Specialty centers:
Illinois	3	3,482	24,717	—	28,199	519
Other states	16	2,609	29,913	—	32,522	4,930
	19	6,091	54,630	—	60,721	5,449
Behavioral facilities:
West Virginia	1	2,138	22,897	—	25,035	298
Illinois	1	1,300	18,803	—	20,103	862
Indiana	2	1,126	6,040	—	7,166	195
Other states	2	977	8,729	—	9,706	159
	6	5,541	56,469	—	62,010	1,514
Corporate property	—	—	2,011	116	2,127	150
Total owned properties	88	$46,066	$356,530	$116	$402,712	$41,052
Mortgage note receivable	1	—	—	—	10,633	—
Total real estate investments	89	$46,066	$356,530	$116	$413,345	$41,052

Notes to Condensed Consolidated Financial Statements - Continued

Note 3. Real Estate Leases

The Company’s properties are generally leased pursuant to non-cancelable, fixed-term operating leases with expiration dates through 2034. The Company’s leases generally require the lessee to pay minimum rent, with fixed rent renewal terms or increases based on a Consumer Price Index and and may also include additional rent, which may include taxes (including property taxes), insurance, maintenance and other operating costs associated with the leased property.

Future minimum lease payments under the non-cancelable operating leases due the Company for the years ending December 31, as of March 31, 2018, are as follows (in thousands):

2018 (nine months ending December 31)	$27,856
2019	34,317
2020	31,425
2021	28,128
2022	24,973
2023 and thereafter	147,484
$294,183

Straight-line rental income
Rental income is recognized as earned over the life of the lease agreement on a straight-line basis. Straight-line rent included in rental income was approximately $0.4 million and $0.3 million, respectively, for the three months ended March 31, 2018 and 2017.

Deferred revenue
Rent received but not yet earned is deferred until such time it is earned. Deferred revenue, included in other liabilities, was approximately $1.3 million and $1.1 million, respectively, at March 31, 2018 and December 31, 2017.

Note 4. Real Estate Acquisitions

Property Acquisitions
During the first quarter of 2018, the Company acquired three real estate properties totaling approximately 38,000 square feet for an aggregate purchase price and cash consideration of approximately $12.7 million. Upon acquisition, the properties were 100% leased in the aggregate with lease expirations ranging from 2018 through 2033. Amounts reflected in revenues and net income for the three months ended March 31, 2018 for these properties was approximately $20,230 and $13,415, respectively. Transaction costs totaling approximately $101,000 related to these acquisitions were capitalized in the period and included, as applicable, in real estate assets or other assets.

Note 5. Mortgage Note Receivable

The Company had one mortgage note receivable outstanding as of March 31, 2018 and December 31, 2017 with a principal balance of $10.6 million and an interest receivable of $0.6 million. The borrower and several related entities (the "Borrower") filed for voluntary bankruptcy on June 23, 2017. At the time of filing for bankruptcy, the Borrower was current on all obligations to the Company, but no payments were received during the bankruptcy.

On December 28, 2017 the Company purchased $11.45 million face value of certain promissory notes, secured by accounts receivable of the Borrower, for $8.75 million from a syndicate of banks, a $2.7 million discount to face value, and in the first quarter of 2018 acquired $2.2 million of certain promissory notes, secured by the operations of two facilities related to the Borrower, but were not included in the bankruptcy, for a total investment in these promissory notes of approximately $10.95 million.

Notes to Condensed Consolidated Financial Statements - Continued

On April 25, 2018, the Company provided a new $23.0 million loan to a newly formed company (Newco), secured by all assets and ownership interests in seven long-term acute care hospitals and one inpatient rehabilitation hospital that, along with a series of investments by the management of Newco, allowed Newco to acquire certain assets of the Borrower.

Also on April 25, 2018, $10.95 million for the promissory notes discussed above and approximately $0.261 million of interest on those promissory notes and approximately $0.25 million in fees and reimbursement of expenses and approximately $6.7 million principal and accrued interest related to its mortgage note receivable were satisfied with proceeds from the new loan. In addition, the Company received title to the property previously financed by the mortgage note receivable at an approximate $4.5 million valuation, and the Company did not record interest on the mortgage note receivable during the first quarter of 2018. The Company does not believe that a material impairment exists, if any, at March 31, 2018, and therefore, has not recorded any impairment related to the bankruptcy.

Note 6. Debt, net

The table below details the Company's debt as of March 31, 2018 and December 31, 2017.

	Balance as of
(Dollars in thousands)	March 31, 2018	December 31, 2017	Maturity Dates

Revolving Credit Facility	$12,000	$34,000	8/19
5-Year Term Loan, net	49,703	29,685	3/22
7-Year Term Loan, net	49,682	29,668	3/24
	$111,385	$93,353

The Company's second amended and restated credit facility (the "Credit Facility") is by and among Community Healthcare OP, LP, the Company, the lenders from time to time party thereto, and SunTrust Bank, as Administrative Agent. The Company’s material subsidiaries are guarantors of the obligations under the Credit Facility. The Credit Facility provides for a $150.0 million revolving credit facility (the "Revolving Credit Facility") and $100.0 million in term loans (the "Term Loans"). The Credit Facility, through the accordion feature, allows borrowings up to a total of $450.0 million, including the ability to add and fund additional term loans. The Revolving Credit Facility matures on August 9, 2019 and includes two 12-month options to extend the maturity date of the Revolving Credit Facility, subject to the satisfaction of certain conditions. The Term Loans include a five-year term loan facility in the aggregate principal amount of $50.0 million (the "5-Year Term Loan") which matures on March 29, 2022 and a seven-year term loan facility in the aggregate principal amount of $50.0 million (the "7-Year Term Loan") which matures on March 29, 2024.

During the first quarter of 2018, the Company entered into two amendments relating to its Credit Facility. The first amendment, which was effective as of November 1, 2017, modified the formula used to calculate the amount of restricted payments the Company may make under the Credit Facility. The second amendment, effective on March 27, 2018, reduced the pricing margins on its LIBOR borrowings on both its Revolving Credit Facility and Term Loans and increased the maximum swingline commitment from $15.0 million to $20.0 million. The Company paid $0.2 million in fees related to these amendments.

Amounts outstanding under the Revolving Credit Facility, as amended, bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 1.75% to 2.50% or (ii) a base rate plus 0.75% to 1.50%, in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.25% of the amount of the unused portion of the Revolving Credit Facility if amounts borrowed are greater than 33.3% of the borrowing capacity under the Revolving Credit Facility and 0.35% of the unused portion of the Revolving Credit Facility if amounts borrowed are less than or equal to 33.3% of the borrowing capacity

Notes to Condensed Consolidated Financial Statements - Continued

under the Revolving Credit Facility. At March 31, 2018, the Company had $12.0 million outstanding under the Revolving Credit Facility with a remaining borrowing capacity of $138.0 million.

Amounts outstanding under the Term Loans, as amended, bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 1.95% to 2.65% or (ii) a base rate plus 0.95% to 1.65%, in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.35% of the amount of the unused portion of the Term Loans. The Company entered into interest rate swaps to fix the interest rates on the original Term Loan amounts drawn in 2017. On March 29, 2018, the Company borrowed the remaining $40.0 million, in equal amounts, available under its 5-Year and 7-Year Term Loans, repaid $40.0 million of its Revolving Credit Facility, and concurrently entered into interest rate swap agreements that fixed the interest rates on the additional $40.0 million drawn, resulting in fixed interest rates under the term loans ranging from 4.5790% to 4.6255%. See Note 7 for more details on the interest rate swaps. At March 31, 2018, the Company had drawn the full $100.0 million under the Term Loans which had a fixed weighted average interest rate under the swaps of approximately 4.45%.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. Also, the Company’s present financing policy prohibits incurring debt (secured or unsecured) in excess of 40% of its total book capitalization. The Company was in compliance with its financial covenants under its Credit Facility as of March 31, 2018.

Note 7. Derivative Financial Instruments

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

Notes to Condensed Consolidated Financial Statements - Continued

As of March 31, 2018, the Company had four outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk for notional amounts totaling $100.0 million. The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017.

	Asset Derivatives Fair Value at			Liability Derivatives Fair Value at
	March 31, 2018	December 31, 2017	Balance Sheet Classification	March 31, 2018	December 31, 2017	Balance Sheet Classification
Interest rate swaps	$1,352	$258	Other assets	$119	$—	Other Liabilities

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and is subsequently reclassified to interest expense in the period that the hedged forecasted transaction affects earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s Term Loans. During the next twelve months, the Company estimates that an additional $0.1 million will be reclassified from other comprehensive income ("OCI") as an increase to interest expense.

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2018.

(Dollars in thousands)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Amount of unrealized gain (loss) recognized in OCI on derivative	$906	$(158)
Amount of loss reclassified from accumulated OCI into interest expense	$68	$6
Total Interest Expense presented in the Condensed Consolidated Statements of Income in which the effects of the cash flow hedges are recorded	$1,268	$597

Credit-risk-related Contingent Features
As of March 31, 2018, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $0.1 million. As of March 31, 2018, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of approximately $0.1 million at March 31, 2018.

Note 8. Stockholders’ Equity

Common Stock
The following table provides a reconciliation of the beginning and ending common stock balances for the three months ended March 31, 2018 and for the year ended December 31, 2017:

	Three Months Ended March 31, 2018	Year Ended December 31, 2017
Balance, beginning of period	18,085,798	12,988,482
Issuance of common stock	—	4,887,500
Restricted stock-based awards	94,001	209,816
Balance, end of period	18,179,799	18,085,798

Notes to Condensed Consolidated Financial Statements - Continued

Equity Offering
On July 26, 2017, the Company completed a public offering of 4,887,500 shares of its common stock, including 637,500 shares of common stock issued in connection with the exercise in full of the underwriters' option to purchase additional shares, and received net proceeds of approximately $108.6 million after deducting underwriting discount and commissions and offering expenses paid by the Company. Proceeds from the offering were used to repay the outstanding balance on our revolving credit facility totaling $58.0 million and for additional investments during 2017.

Note 9. Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share.

	Three Months Ended March 31, 2018
(Dollars in thousands, except per share data)	2018	2017
Net income	$1,872	$913
Participating securities' share in earnings	(241)	—
Net income, less participating securities' share in earnings	$1,631	$913

Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	18,164,132	13,089,684
Unvested restricted stock	(590,449)	(403,501)
Weighted average Common Shares outstanding–Basic	17,573,683	12,686,183
Weighted average Common Shares outstanding–Basic	17,573,683	12,686,183
Dilutive potential common shares	—	133,313
Weighted average Common Shares outstanding –Diluted	17,573,683	12,819,496

Basic Net Income per Common Share	$0.09	$0.07

Diluted Net Income per Common Share	$0.09	$0.07

Note 10. Incentive Plan

Under the Company's 2014 Incentive Plan, awards may be made in the form of restricted stock, cash or a combination of both. Compensation expense recognized from the amortization of the value of the Company's officer, employee and director shares over the applicable vesting periods during the three months ended March 31, 2018 and 2017 was approximately $0.6 million and $0.3 million, respectively.

A summary of the activity under the 2014 Incentive Plan for the three months ended March 31, 2018 and 2017 is included in the table below.

	Three Months Ended March 31,
	2018	2017
Stock-based awards, beginning of period	512,115	302,299
Stock in lieu of compensation	47,027	59,285
Stock awards	46,974	57,486
Total stock granted	94,001	116,771
Stock-based awards, end of period	606,116	419,070

Note 11. Other Assets

Other assets consists primarily of notes receivable, accounts and interest receivables, straight-line rent receivables, fair value of interest rate swaps, prepaid assets and deferred financing costs. Items included in "Other assets, net" on the Company's Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017 are detailed in the table below.

	Balance as of
(Dollars in thousands)	March 31, 2018	December 31, 2017
Notes receivable	$16,018	$13,917
Accounts and interest receivables	3,220	2,417
Straight-line rent receivables	2,457	2,179
Allowance for doubtful accounts	(191)	(293)
Prepaid assets	294	341
Deferred financing costs, net	721	618
Leasing commissions, net	455	483
Deferred tax asset	610	478
Fair value of interest rate swaps	1,352	258
Other	274	255
	$25,210	$20,653

The Company's $16.0 million in notes receivable at March 31, 2018 include mainly the following notes. Interest related to these notes is included in Other Operating Income on the Company's Condensed Consolidated Income Statements.

•
During 2017, concurrent with the acquisition of a property, the Company entered into a $5.0 million note receivable with the tenant in the building. The $5.0 million note receivable, which matures on September 27, 2022, currently bears interest at 12% per annum, increasing through the maturity date to 16% per annum, and payments aggregating approximately $1.9 million are due each year until maturity with the remaining amount due at maturity.

•
On December 27, 2017, the Company purchased, at a $2.7 million discount to face value, certain promissory notes for $8.75 million which were held by a syndicate of banks that were also creditors of our Borrower. See Note 5 for more details.

•
During the first quarter of 2018, the Company acquired $2.2 million of certain promissory notes, secured by the operations of two facilities of our Borrower, which were not included in the bankruptcy. See Note 5 for more details.

The Company identified the borrowers of these notes as VIEs, but management determined that the Company was not the primary beneficiary of the VIEs because we lack either directly or through related parties any material impact in the activities that impact the borrowers' economic performance. We are not obligated to provide support beyond our stated commitment to the borrowers, and accordingly our maximum exposure to loss as a result of this relationship is limited to the amount of our outstanding notes receivable as noted above. The VIEs that we have identified at March 31, 2018 are summarized in the table below.

Classification	Carrying Amount (in millions)	Maximum Exposure to Loss (in millions)
Notes receivable	$5.0	$5.0
Notes receivable	$8.8	$8.8
Notes receivable	$1.5	$1.5
Notes receivable	$0.7	$0.7

Note 12. Fair Value of Financial Instruments

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

Interest rate swaps - The fair value is estimated using discounted cash flow techniques. These techniques incorporate primarily level 2 inputs. The market inputs are utilized in the discounted cash flow calculation considering the instrument’s term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation model for interest rate swaps are observable in active markets and are classified as level 2 in the hierarchy.

The table below details the fair values and carrying values for our mortgage note and notes receivable and interest rate swaps at March 31, 2018 and December 31, 2017, using level 2 inputs.

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage note receivable	$10,633	$10,633	$10,633	$10,633
Notes receivable	$16,018	$16,029	$13,917	$13,828
Interest rate swap asset	$1,352	$1,352	$258	$258
Interest rate swap liability	$119	$119	$—	$—

Notes to Condensed Consolidated Financial Statements - Continued

Note 13. Subsequent Events

Dividend Declared
On May 3, 2018, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.40 per share. The dividend is payable on June 1, 2018 to stockholders of record on May 18, 2018.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements
This report and other materials that Community Healthcare Trust Incorporated (the "Company") has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by management of the Company, contain, or will contain, contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “believes”, “expects”, “may”, “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates”, “anticipates” or other similar words or expressions, including the negative thereof. Forward-looking statements are based on certain assumptions and can include future expectations, future plans and strategies, financial and operating projections or other forward-looking information. Such forward-looking statements reflect management’s current beliefs and are based on information currently available to management. Because forward-looking statements relate to future events, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company’s control. Thus, the Company’s actual results and financial condition may differ materially from those indicated in such forward-looking statements. Some factors that might cause such a difference include the following: general volatility of the capital markets and the market price of the Company’s common stock, changes in the Company’s business strategy, availability, terms and deployment of capital, the Company’s ability to refinance existing indebtedness at or prior to maturity on favorable terms, or at all, changes in the real estate industry in general, interest rates or the general economy, adverse developments related to the healthcare industry, the degree and nature of the Company’s competition, the ability to consummate acquisitions under contract and the other factors described in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and the Company’s other filings with the Securities and Exchange Commission from time to time. Readers are therefore cautioned not to place undue reliance on the forward-looking statements contained herein which speak only as of the date hereof. The Company intends these forward-looking statements to speak only as of the time of this report and the Company undertakes no obligation to update forward-looking statements, whether as a result of new information, future developments, or otherwise, except as may be required by law.

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

Real estate acquisitions

During the first quarter of 2018, the Company acquired three real estate properties totaling approximately 38,000 square feet for an aggregate purchase price and cash consideration of approximately $12.7 million. Upon acquisition, the properties were 100% leased in the aggregate with lease expirations ranging from 2018 through 2033. See Note 4 to the Condensed Consolidated Financial Statements for more details on these acquisitions.

Acquisition Pipeline

The Company has two properties under definitive purchase agreements for an aggregate expected purchase price of approximately $7.3 million. The Company's expected return on these investments range from approximately 9.0% to 9.3%. The Company anticipates these properties will close during the second quarter of 2018. However, the Company is currently performing due diligence procedures customary for these types of transactions and cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

The Company also has four properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $76.0 million. The Company's expected aggregate return on these investments in approximately 11.0%. The Company expects to close these properties through the end of 2019; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

The Company anticipates funding these investments with cash from operations, through proceeds from its Credit Facility or from net proceeds from additional debt or equity offerings.

Leased square footage

As of March 31, 2018, our real estate portfolio was approximately 91.2% leased. During the first quarter of 2018, we had expiring or terminated leases related to approximately 21,000 square feet and leased or renewed leases relating to approximately 98,000 square feet.

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

Results of Operations

The Company's results of operations for the three months ended March 31, 2018 compared to the same period in 2017 have most significantly been impacted by its real estate acquisitions. As of March 31, 2018 and 2017, the Company had investments in real estate properties, including a mortgage note, totaling approximately $413.3 million and $293.2 million, respectively.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The table below shows our results of operations for the three months ended March 31, 2018 compared to the same period in 2017 and the effect of changes in those results from period to period on our net income.

	Three Months Ended March 31,		Increase (Decrease) to Net Income
(dollars in thousands)	2018	2017	$	%
REVENUES
Rental income	$9,635	$6,618	$3,017	45.6%
Tenant reimbursements	1,440	1,128	312	27.7%
Mortgage interest	—	261	(261)	(100.0)%
Other operating	354	—	354	n/m
	11,429	8,007	3,422	42.7%
EXPENSES
Property operating	2,364	1,738	(626)	(36.0)%
General and administrative	1,193	770	(423)	(54.9)%
Depreciation and amortization	4,916	3,924	(992)	(25.3)%
Bad debts	—	67	67	100.0%
	8,473	6,499	(1,974)	(30.4)%
OTHER INCOME (EXPENSE)
Interest expense	(1,268)	(597)	(671)	(112.4)%
Interest and other income, net	184	2	182	9,100.0%
	(1,084)	(595)	(489)	(82.2)%
NET INCOME	$1,872	$913	$959	105.0%
__________
n/m-not meaningful.

Revenues

Revenues increased approximately $3.4 million, or 42.7%, for the three months ended March 31, 2018 compared to the same period in 2017 due mainly to our acquisitions which contributed an increase in revenues of approximately $3.6 million.
Expenses

Property operating expenses increased approximately $0.6 million, or 36.0%, for the three months ended March 31, 2018 compared to the same period in 2017 mainly due to the following:

•	Acquisitions accounted for an increase of approximately $0.3 million; and

•	Increases in utilities, property taxes and other property expenses related to our properties prior to 2017 of approximately $0.3 million.

General and administrative expenses increased approximately $0.4 million, or 54.9%, for the three months ended March 31, 2018 compared to the same period in 2017 due mainly to compensation-related expenses and occupancy costs related to our employees and corporate office, including the amortization of non-vested restricted common shares issued under the 2014 Incentive Plan and expenses related to the addition of employees.

Depreciation and amortization expense increased approximately $1.0 million, or 25.3%, for the three months ended March 31, 2018 compared to the same period in 2017 due mainly to the following:

•	Depreciation and amortization related to property acquisitions accounted for an increase of approximately $1.5 million; and

•	Real estate intangible assets that fully depreciated resulted in a decrease of approximately $0.5 million.

Interest expense

Interest expense increased approximately $0.7 million for the three months ended March 31, 2018 compared to the same period in 2017 due mainly to the Company's borrowings under its Term Loans under the Company's Credit Facility in the first quarters of 2017 and 2018. The Company borrowed $60.0 million in Term Loans and borrowed the remaining $40.0 million in Term Loans in the first quarter of 2018 which are at higher interest rates than the Revolving Credit Facility repaid with the Term Loan proceeds. The Company's weighted average debt balance was also higher in the first quarter of 2018 compared to the same period in 2017.

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

Management believes that net income, as defined by GAAP, is the most appropriate earnings measurement. However, management believes FFO and FFO per share to be supplemental measures of a REIT’s performance because they provide an understanding of the operating performance of the Company’s properties without giving effect to certain significant non-cash items, primarily depreciation and amortization expense. Historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time. However, real estate values instead have historically risen or fallen with market conditions. The Company believes that by excluding the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO and FFO per share can facilitate comparisons of operating performance between periods. The Company reports FFO and FFO per share because these measures are observed by management to also be the predominant measures used by the REIT industry and by industry analysts to evaluate REITs and because FFO per share is consistently reported, discussed, and compared by research analysts in their notes and publications about REITs. For these reasons, management has deemed it appropriate to disclose and discuss FFO and FFO per share. However, FFO does not represent cash generated from operating activities determined in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income attributable to common stockholders as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities as a measure of liquidity. The table below reconciles FFO to net income for the three months ended March 31, 2018 and 2017, respectively.

	Three Months Ended March 31,
(Dollars in thousands, excepts per share amounts)	2018	2017
Net income	$1,872	$913
Real estate depreciation and amortization	4,911	3,921
Total adjustments	4,911	3,921
Funds from Operations	$6,783	$4,834
Funds from Operations per Common Share-Basic	$0.39	$0.38
Funds from Operations per Common Share-Diluted	$0.38	$0.38
Weighted Average Common Shares Outstanding-Basic	17,573,683	12,686,183
Weighted Average Common Shares Outstanding-Diluted (1)	17,791,436	12,819,496

(1) Diluted weighted average common shares outstanding for FFO are calculated based on the treasury method, rather than the 2-class method used to calculate earnings per share.

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

The Company's Credit Facility provides for a $150.0 million Revolving Credit Facility and $100.0 million in Term Loans, as well as an accordion feature which allows borrowings up to a total of $450.0 million, including the ability to add and fund additional term loans. Note 6 to the Condensed Consolidated Financial Statements provides more details on the Company's Credit Facility. At March 31, 2018, the Company had borrowed $100.0 million in Term Loans and had $12.0 million outstanding under the Revolving Credit Facility with a remaining borrowing capacity of $138.0 million. At March 31, 2018, our debt to total book capitalization ratio was approximately 28.5%.

Acquisition Pipeline

The Company has two properties under definitive purchase agreements for an aggregate expected purchase price of approximately $7.3 million. The Company's expected return on these investments range from approximately 9.0% to 9.3%. The Company anticipates these properties will close during the second quarter of 2018. However, the Company is currently performing due diligence procedures customary for these types of transactions and cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

The Company also has four properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $76.0 million. The Company's expected aggregate return on these investments in approximately 11.0%. The Company expects to close these properties through the end of 2019; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

The Company anticipates funding these investments with cash from operations, through proceeds from its Credit Facility or from net proceeds from additional debt or equity offerings.

Universal Shelf S-3 Registration Statement

The Company has approximately $635.4 million remaining to be issued under its Form S-3 registration statement filed on September 13, 2016 with the Securities and Exchange Commission, and declared effective on September 26, 2016. The registration statement allows us to offer debt or equity securities (or a combination thereof) from time to time.

Operating Activities

Cash flows provided by operating activities for the three months ended March 31, 2018 and 2017 were approximately $5.9 million and $4.6 million, respectively. Cash flows provided by operating activities were generally provided by contractual rents, net of expenses, on our real estate property portfolio.

Investing Activities

Cash flows used in investing activities for the three months ended March 31, 2018 and 2017 were approximately $16.3 million and $29.2 million, respectively. During the three months ended March 31, 2018, the Company invested in three properties for an aggregate purchase price and cash consideration of approximately $12.7 million. In addition, the Company acquired $2.2 million of certain promissory notes secured by two facilities related to its Borrower, discussed in more detail in Note 5 to the Condensed Consolidated Financial Statements. During the three months ended March 31, 2017, the Company invested in 10 properties for an aggregate purchase price of approximately $28.5 million, including approximately $28.4 million in cash consideration. During the first quarter of 2017, the Company also acquired a property, adjacent to its corporate office, for a cash purchase price of approximately $0.9 million. The property is currently leased to a tenant but the Company intends to use the property for future expansion of its corporate office.

Financing Activities

Cash flows provided by financing activities for the three months ended March 31, 2018 and 2017 were approximately $10.6 million and $25.2 million, respectively. During the three months ended March 31, 2018, the Company borrowed the remaining $40.0 million under its Term Loans, which was used to repay outstanding amounts on its Revolving Credit Facility, and paid a quarterly dividend. During the three months ended March 31, 2017, the Company amended its Credit Facility, borrowing $60.0 million in Term Loans, repaid $29.0 million of its Revolving Credit Facility with proceeds from the Term Loans and paid a quarterly dividend.

Security Deposits

As of March 31, 2018, the Company held approximately $2.5 million in security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon the security deposits if there are any defaults under the leases.

Dividends

The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT.

On May 3, 2018, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.40 per share. The dividend is payable on June 1, 2018 to stockholders of record on May 18, 2018. This rate equates to an annualized dividend of $1.60 per share.

On March 2, 2018, the Company paid a cash dividend in the amount of $0.3975 per share to shareholders of record on February 16, 2018.

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

Changes In Internal Control Over Financial Reporting
There were no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this quarterly report, an investor should consider the risk factors included in its Annual Report on Form 10-K for the year ended December 31, 2017, and other reports that may be filed by the Company.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

Item 1.01.    Entry into a Material Definitive Agreement
On February 15, 2018, the Company entered into the first amendment (the "First Amendment") to its Second Amended and Restated Credit Agreement (the "Credit Facility") with a syndicate of lenders co-led by SunTrust Robinson Humphrey Inc., BB&T, and Fifth Third Bank. The First Amendment, which was effective as of November 1, 2017, modified the formula used to calculate the amount of restricted payments the Company may make under the Credit Facility.
The foregoing description is only a summary of certain provisions of the First Amendment and is qualified in its entirety by reference to the text of the First Amendment, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.
ITEM 6.    EXHIBITS
The exhibits required by Item 601 of Regulation S-X which are filed with this report are listed in the Exhibit Index and are hereby incorporated in by reference.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Corporate Charter of Community Healthcare Trust Incorporated, as amended (1)
3.2	Bylaws of Community Healthcare Trust Incorporated, as amended (2)
10.1 *	First Amendment to the Second Amended and Restated Credit Agreement
10.2	Second Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Timothy G. Wallace (3)
10.3	Second Amendment to Employment Agreement between Community Healthcare Trust Incorporated and W. Page Barnes (4)
10.4	Second Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach (5)
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

32.1 **	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1 *	Second Amendment to the Second Amended and Restated Credit Agreement
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(3)	Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 2, 2018.

(4)	Filed as Exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 2, 2018.

(5)	Filed as Exhibit 10.3 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 2, 2018.
_________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 8, 2018

COMMUNITY HEALTHCARE TRUST INCORPORATED

By:	/s/ Timothy G. Wallace
Timothy G. Wallace
Chief Executive Officer and President

By:	/s/ W. Page Barnes
W. Page Barnes
Executive Vice President and Chief Financial Officer