Form 10-Q
period 2018-06-30
Community Healthcare Trust Inc
filed 2018-08-07
CIK 1631569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37401

Community Healthcare Trust Incorporated
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	46-5212033 (I.R.S. Employer Identification No.)
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
Yes  ☐     No ☒

The Registrant had 18,199,975 shares of Common Stock, $0.01 par value per share, outstanding as of July 31, 2018.

COMMUNITY HEALTHCARE TRUST INCORPORATED
FORM 10-Q
June 30, 2018

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	(Unaudited)
	June 30, 2018	December 31, 2017
ASSETS
Real estate properties
Land and land improvements	$47,080	$44,419
Buildings, improvements, and lease intangibles	369,563	343,955
Personal property	129	112
Total real estate properties	416,772	388,486
Less accumulated depreciation	(45,682)	(36,136)
Total real estate properties, net	371,090	352,350
Cash and cash equivalents	1,784	2,130
Mortgage note receivable, net	—	10,633
Other assets, net	37,910	20,653
Total assets	$410,784	$385,766

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Debt, net	$125,417	$93,353
Accounts payable and accrued liabilities	4,439	4,056
Other liabilities	4,570	4,983
Total liabilities	134,426	102,392

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 450,000,000 shares authorized; 18,199,975 and 18,085,798 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	182	181
Additional paid-in capital	325,719	324,303
Cumulative net income	9,064	4,775
Accumulated other comprehensive income	2,039	258
Cumulative dividends	(60,646)	(46,143)
Total stockholders’ equity	276,358	283,374
Total liabilities and stockholders' equity	$410,784	$385,766

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Unaudited; Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES
Rental income	$10,220	$7,338	$19,855	$13,956
Tenant reimbursements	1,590	1,334	3,030	2,462
Mortgage interest	—	258	—	519
Other operating interest	592	—	946	—
	12,402	8,930	23,831	16,937

EXPENSES
Property operating	2,506	2,140	4,870	3,878
General and administrative	1,504	835	2,697	1,605
Depreciation and amortization	4,630	4,281	9,546	8,205
Bad debts	—	—	—	67
	8,640	7,256	17,113	13,755
OTHER INCOME (EXPENSE)
Interest expense	(1,571)	(1,209)	(2,839)	(1,806)
Other income (expense)	226	1	410	3
	(1,345)	(1,208)	(2,429)	(1,803)
NET INCOME	$2,417	$466	$4,289	$1,379

NET INCOME PER COMMON SHARE:
Net income per common share – Basic	$0.12	$0.04	$0.22	$0.11
Net income per common share – Diluted	$0.12	$0.04	$0.22	$0.11
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC	17,573,683	12,686,183	17,573,683	12,686,183
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-DILUTED	17,573,683	12,815,605	17,573,683	12,840,730
DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.4000	$0.3900	$0.7975	$0.7775

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Unaudited; Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

NET INCOME	$2,417	$466	$4,289	$1,379
Other comprehensive income (loss):
Increase (decrease) in fair value of cash flow hedges	720	(440)	1,626	(598)
Reclassification for amounts recognized as interest expense	87	156	155	162
Total other comprehensive income (loss)	807	(284)	1,781	(436)
COMPREHENSIVE INCOME	$3,224	$182	$6,070	$943

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited; Dollars in thousands, except per share amounts)

	Preferred Stock	Common Stock	Additional Paid in Capital	Cumulative Net Income	Accumulated Other Comprehensive Income	Cumulative Dividends	Total Stockholders' Equity
Balance at December 31, 2017	$—	$181	$324,303	$4,775	$258	$(46,143)	$283,374
Stock-based compensation	—	1	1,416	—	—	—	1,417
Unrecognized gain on cash flow hedges	—	—	—	—	1,626	—	1,626
Reclassification adjustment for losses included in net income (interest expense)	—	—	—	—	155	—	155
Net income	—	—	—	4,289	—	—	4,289
Dividends to common stockholders ($0.7975 per share)	—	—	—	—	—	(14,503)	(14,503)
Balance at June 30, 2018	$—	$182	$325,719	$9,064	$2,039	$(60,646)	$276,358

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$4,289	$1,379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,002	8,389
Stock-based compensation	1,417	653
Straight-line rent receivable	(807)	(535)
Straight-line rent liability	—	—
Provision for bad debts, net of recoveries	—	67
Reduction in contingent purchase price	—	(5)
Deferred income tax benefit	(112)	—
Changes in operating assets and liabilities:
Other assets	(1,309)	(641)
Accounts payable and accrued liabilities	287	(512)
Other liabilities	(739)	11
Net cash provided by operating activities	13,028	8,806

INVESTING ACTIVITIES
Acquisitions of real estate	(20,082)	(65,165)
Acquisitions of notes receivable	(2,201)	—
Funding of notes receivable	(4,833)	—
Proceeds from the repayment of notes receivable	34	294
Capital expenditures on existing real estate properties	(3,571)	(306)
Net cash used in investing activities	(30,653)	(65,177)

FINANCING ACTIVITIES
Net repayments on revolving credit facility	(8,000)	7,000
Term loan borrowings	40,000	60,000
Dividends paid	(14,503)	(10,189)
Debt issuance costs	(218)	(784)
Settlement of contingent purchase price	—	(393)
Net cash provided by financing activities	17,279	55,634
Decrease in cash and cash equivalents	(346)	(737)
Cash and cash equivalents, beginning of period	2,130	1,568
Cash and cash equivalents, end of period	$1,784	$831

Supplemental Cash Flow Information:
Interest paid	$2,555	$1,665
Invoices accrued for construction, tenant improvement and other capitalized costs	$265	$3
Reclassification between accounts and notes receivable	$—	$476
Increase (decrease) in fair value of cash flow hedges	$1,626	$(598)
Fair value of property received in foreclosure	$4,541	$—
Notes and mortgage receivable repayments utilized to originate note receivable (See footnote 5)	$18,167	$—

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Business Overview
Community Healthcare Trust Incorporated (the ‘‘Company’’, ‘‘we’’, ‘‘our’’) was organized in the State of Maryland on March 28, 2014. The Company is a fully-integrated healthcare real estate company that owns and acquires real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers in our target submarkets. As of June 30, 2018, the Company had investments of approximately $416.8 million in 91 real estate properties, located in 27 states, totaling approximately 2.1 million square feet in the aggregate.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, ("ASU 2016-02"). This standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor doesn’t convey risks and rewards or control, an operating lease results. ASU 2016-02 is effective for fiscal years, and interim periods within, beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Leasing revenues will continue to be recognized on a straight-line basis over the lease term, while certain reimbursable costs currently reflected on a net basis in the financial statements may require presentation on a gross basis under the new standard. Additionally, certain non-lease components may be accounted for under the new revenue recognition guidance in the revenue ASUs. The Company may also be impacted by this new accounting guidance related to ground leases in which the Company would be the lessee. Pursuant to the new accounting guidance, lessees are required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. In July 2018, the FASB finalized an amendment to ASC 842 that allows lessors to elect, as a practical expedient, not to allocate the total consideration to lease and non-lease components based on their relative stand-alone selling price. If adopted, the practical expedient will allow lessors to elect a combined single lease component presentation if (i) the timing and pattern of the revenue recognition of the combined single lease component is the same, and (ii) the related lease component and the combined single lease component would

Notes to Condensed Consolidated Financial Statements - Continued

be classified as an operating lease. The amendment also provides a practical expedient that allows companies to use an optional transition method that will allow companies to record a cumulative adjustment to retained earnings during the period of adoption rather than restating prior periods. The Company is still evaluating the complete impact of the adoption of ASU 2016-02 on January 1, 2019 to its consolidated financial position, results of operations and disclosures.

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

Note 2. Real Estate Investments

At June 30, 2018, the Company had investments of approximately $416.8 million in 91 real estate properties. The following table summarizes the Company's real estate investments.

(Dollars in thousands)	Number of Facilities	Land and Land Improvements	Buildings, Improvements, and Lease Intangibles	Personal Property	Total	Accumulated Depreciation
Medical office buildings:
Florida	5	$4,608	$29,272	$—	$33,880	$3,300
Ohio	5	3,167	23,625	—	26,792	4,471
Texas	3	3,096	15,319	—	18,415	3,776
Illinois	2	1,134	11,823	—	12,957	2,018
Kansas	3	2,455	14,750	—	17,205	3,764
Iowa	1	2,241	9,009	—	11,250	1,675
Other states	14	3,641	27,631	—	31,272	3,284
	33	20,342	131,429	—	151,771	22,288
Physician clinics:
Kansas	2	610	6,921	—	7,531	1,176
Illinois	2	2,615	6,354	—	8,969	216
Florida	4	253	9,484	—	9,737	654
Other states	8	2,603	17,047	—	19,650	3,160
	16	6,081	39,806	—	45,887	5,206
Surgical centers and hospitals:
Louisiana	1	1,683	21,353	—	23,036	844
Michigan	2	628	8,275	—	8,903	2,151
Illinois	1	2,183	5,410	—	7,593	954
Florida	1	271	7,029	—	7,300	462
Arizona	2	576	5,389	—	5,965	1,253
Other states	7	2,122	17,835	—	19,957	3,240
	14	7,463	65,291	—	72,754	8,904
Specialty centers:
Illinois	3	3,482	24,716	—	28,198	823
Other states	17	3,214	31,329	—	34,543	5,704
	20	6,696	56,045	—	62,741	6,527
Behavioral facilities:
West Virginia	1	2,138	22,897	—	25,035	444
Illinois	1	1,300	18,803	—	20,103	980
Indiana	2	1,126	6,040	—	7,166	234
Other states	3	1,411	12,836	—	14,247	217
	7	5,975	60,576	—	66,551	1,875
Long-term acute care hospitals:
Indiana	1	523	14,405	—	14,928	705
	1	523	14,405	—	14,928	705
Corporate property	—	—	2,011	129	2,140	177
Total real estate investments	91	$47,080	$369,563	$129	$416,772	$45,682

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

Future minimum lease payments under the non-cancelable operating leases due the Company for the years ending December 31, as of June 30, 2018, are as follows (in thousands):

2018 (six months ending December 31)	$19,038
2019	35,367
2020	32,228
2021	28,950
2022	25,744
2023 and thereafter	149,899
$291,226

Straight-line rental income
Rental income is recognized as earned over the life of the lease agreement on a straight-line basis. Straight-line rent included in rental income was approximately $0.4 million and $0.3 million, respectively, for the three months ended June 30, 2018 and 2017 and was approximately $0.8 million and $0.5 million, respectively, for the six months ended June 30, 2018 and 2017.

Deferred revenue
Rent received but not yet earned is deferred until such time it is earned. Deferred revenue, included in other liabilities, was approximately $1.2 million and $1.1 million, respectively, at June 30, 2018 and December 31, 2017.

Note 4. Real Estate Acquisitions

Property Acquisitions

During the second quarter of 2018, the Company acquired three real estate properties totaling approximately 68,000 square feet for an aggregate purchase price of approximately $11.7 million, including cash consideration of approximately $7.4 million and $4.5 million fair value of real estate received in foreclosure. Upon acquisition, two of the properties were 100% leased in the aggregate with lease expirations ranging from 2020 through 2026, and one property previously secured a mortgage note receivable held by the Company. The property is subject to a signed term sheet to be leased to a single tenant as soon as the lease can be negotiated. See Note 5 for more detail on this property. Amounts reflected in revenues and net income for the three months ended June 30, 2018 for these properties was approximately $22,500 and $4,000, respectively. Transaction costs totaling approximately $0.2 million related to these acquisitions were capitalized in the period and included in real estate assets.

During the first quarter of 2018, the Company acquired three real estate properties totaling approximately 38,000 square feet for an aggregate purchase price and cash consideration of approximately $12.7 million. Upon acquisition, the properties were 100% leased in the aggregate with lease expirations ranging from 2018 through 2033. Amounts reflected in revenues and net income for the six months ended June 30, 2018 for these properties was approximately $0.3 million and $0.3 million, respectively. Transaction costs totaling approximately $0.1 million related to these acquisitions were capitalized in the period and included in real estate assets.

Notes to Condensed Consolidated Financial Statements - Continued

Note 5. Mortgage and Other Notes Receivable

The Company had one mortgage note receivable outstanding as of December 31, 2017 with a principal balance of $10.6 million and interest receivable of $0.6 million. The borrower and several related entities (the "Borrower") filed for voluntary bankruptcy on June 23, 2017. At the time of filing for bankruptcy, the Borrower was current on all obligations to the Company, but no payments were received during the bankruptcy.

On December 28, 2017, the Company purchased $11.45 million face value of certain promissory notes, secured by accounts receivable of the Borrower, for $8.75 million from a syndicate of banks, a $2.7 million discount to face value, and in the first quarter of 2018 acquired $2.2 million of certain promissory notes, secured by the operations of two facilities related to the Borrower, but were not included in the bankruptcy, for a total investment in these promissory notes of approximately $10.95 million.

On April 25, 2018, the Company provided a $23.0 million loan, included in other assets, to a newly formed company (Newco), secured by all assets and ownership interests in seven long-term acute care hospitals and one inpatient rehabilitation hospital that, along with a series of investments by the management of Newco, allowed Newco to acquire certain assets of the Borrower.

Also on April 25, 2018, $10.95 million for the promissory notes discussed above and approximately $0.26 million of interest on those promissory notes and approximately $0.25 million in fees and reimbursement of expenses and approximately $6.7 million principal and accrued interest related to its mortgage note receivable were satisfied with proceeds from the loan. In addition, the Company received title to the property previously financed by the mortgage note receivable at an approximate $4.5 million valuation. No impairment was recognized by the Company.

Note 6. Debt, net

The table below details the Company's debt as of June 30, 2018 and December 31, 2017.

	Balance as of
(Dollars in thousands)	June 30, 2018	December 31, 2017	Maturity Dates

Revolving Credit Facility	$26,000	$34,000	8/19
5-Year Term Loan, net	49,722	29,685	3/22
7-Year Term Loan, net	49,695	29,668	3/24
	$125,417	$93,353

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

Notes to Condensed Consolidated Financial Statements - Continued

27, 2018, reduced the pricing margins on its LIBOR borrowings on both its Revolving Credit Facility and Term Loans and increased the maximum swingline commitment from $15.0 million to $20.0 million. The Company paid $0.2 million in fees related to these amendments.

Amounts outstanding under the Revolving Credit Facility, as amended, bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 1.75% to 2.50% or (ii) a base rate plus 0.75% to 1.50%, in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.25% of the amount of the unused portion of the Revolving Credit Facility if amounts borrowed are greater than 33.3% of the borrowing capacity under the Revolving Credit Facility and 0.35% of the unused portion of the Revolving Credit Facility if amounts borrowed are less than or equal to 33.3% of the borrowing capacity under the Revolving Credit Facility. At June 30, 2018, the Company had $26.0 million outstanding under the Revolving Credit Facility with a remaining borrowing capacity of $124.0 million and a weighted average interest rate of approximately 4.6%.

Amounts outstanding under the Term Loans, as amended, bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 1.95% to 2.65% or (ii) a base rate plus 0.95% to 1.65%, in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.35% of the amount of the unused portion of the Term Loans. The Company entered into interest rate swaps to fix the interest rates on the original Term Loan amounts drawn in 2017. On March 29, 2018, the Company borrowed the remaining $40.0 million, in equal amounts, available under its 5-Year and 7-Year Term Loans, repaid $40.0 million of its Revolving Credit Facility, and concurrently entered into interest rate swap agreements that fixed the interest rates on the additional $40.0 million drawn, resulting in fixed interest rates under the Term Loans ranging from 4.5790% to 4.6255%. See Note 7 for more details on the interest rate swaps. At June 30, 2018, the Company had drawn the full $100.0 million under the Term Loans which had a fixed weighted average interest rate under the swaps of approximately 4.45%.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. Also, the Company’s present financing policy prohibits incurring debt (secured or unsecured) in excess of 40% of its total book capitalization. The Company was in compliance with its financial covenants under its Credit Facility as of June 30, 2018.

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

Notes to Condensed Consolidated Financial Statements - Continued

designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates rise above the cap strike rate on the contract.

As of June 30, 2018, the Company had four outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk for notional amounts totaling $100.0 million. The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017.

	Asset Derivatives Fair Value at
	June 30, 2018	December 31, 2017	Balance Sheet Classification
Interest rate swaps	$2,039	$258	Other assets

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified to interest expense in the period that the hedged forecasted transaction affects earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s Term Loans. During the next twelve months, the Company estimates that an additional $0.1 million will be reclassified from other comprehensive income ("OCI") as a decrease to interest expense.

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Amount of unrealized gain (loss) recognized in OCI on derivative	$720	$(440)	$1,626	$(598)
Amount of loss reclassified from accumulated OCI into interest expense	$87	$156	$155	$162
Total Interest Expense presented in the Condensed Consolidated Statements of Income in which the effects of the cash flow hedges are recorded	$1,571	$1,209	$2,839	$1,806

Note 8. Stockholders’ Equity

Common Stock
The following table provides a reconciliation of the beginning and ending common stock balances for the six months ended June 30, 2018 and for the year ended December 31, 2017:

	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Balance, beginning of period	18,085,798	12,988,482
Issuance of common stock	—	4,887,500
Restricted stock-based awards	114,177	209,816
Balance, end of period	18,199,975	18,085,798

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

Note 9. Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share.

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
(Dollars in thousands, except per share data)	2018	2017	2018	2017
Net income	$2,417	$466	$4,289	$1,379
Participating securities' share in earnings	(241)	—	(481)	—
Net income, less participating securities' share in earnings	$2,176	$466	$3,808	$1,379

Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	18,187,718	13,108,974	18,175,990	13,099,382
Unvested restricted shares	(614,035)	(422,791)	(602,307)	(413,199)
Weighted average Common Shares outstanding–Basic	17,573,683	12,686,183	17,573,683	12,686,183
Weighted average Common Shares outstanding–Basic	17,573,683	12,686,183	17,573,683	12,686,183
Dilutive potential common shares	—	129,422	—	154,547
Weighted average Common Shares outstanding –Diluted	17,573,683	12,815,605	17,573,683	12,840,730

Basic Net Income per Common Share	$0.12	$0.04	$0.22	$0.11

Diluted Net Income per Common Share	$0.12	$0.04	$0.22	$0.11

Note 10. Incentive Plan

Under the Company's 2014 Incentive Plan, as amended, awards may be made in the form of restricted stock, cash or a combination of both. Compensation expense recognized from the amortization of the value of the Company's officer, employee and director shares over the applicable vesting periods during the three months ended June 30, 2018 and 2017 was approximately $0.8 million and $0.3 million, respectively, and during the six months ended June 30, 2018 and 2017 was approximately $1.4 million and $0.7 million, respectively. Included in amortization expense for the second quarter of 2018 was approximately $0.2 million related to fully amortized shares previously granted to a board member who did not stand for re-election to the Company's board.

A summary of the activity under the 2014 Incentive Plan for the three and six months ended June 30, 2018 and 2017 is included in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock-based awards, beginning of period	606,116	419,070	512,115	302,299
Stock in lieu of compensation	5,320	4,843	52,347	64,128
Stock awards	14,856	11,067	61,830	68,553
Total stock granted	20,176	15,910	114,177	132,681
Stock-based awards, end of period	626,292	434,980	626,292	434,980

Note 11. Other Assets

Items included in "Other assets, net" on the Company's Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017 are detailed in the table below.

	Balance as of
(Dollars in thousands)	June 30, 2018	December 31, 2017
Notes receivable	$28,050	$13,917
Accounts and interest receivables	2,748	2,417
Straight-line rent receivables	2,849	2,179
Allowance for doubtful accounts	(191)	(293)
Prepaid assets	435	341
Deferred financing costs, net	586	618
Leasing commissions, net	539	483
Deferred tax asset	590	478
Fair value of interest rate swaps	2,039	258
Other	265	255
	$37,910	$20,653

The Company's $28.1 million in notes receivable at June 30, 2018 include mainly the following notes. Interest related to these notes is included in Other Operating Income on the Company's Condensed Consolidated Statements of Income.

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

•
On April 25, 2018, the Company provided a $23.0 million loan to a newly formed company (Newco), secured by all assets and ownership interests in seven long-term acute care hospitals and one inpatient rehabilitation hospital that, along with a series of investments by the management of Newco, allowed Newco to acquire certain assets of the Borrower. The loan, which matures on May 1, 2031, currently bears interest at 9% per annum, with principal payments beginning in May 2021. See Note 5 for more details.

The Company identified the borrowers of these notes as variable interest entities ("VIEs"), but management determined that the Company was not the primary beneficiary of the VIEs because we lack either directly or through related parties any material impact in the activities that impact the borrowers' economic performance. We are not obligated to provide support beyond our stated commitment to the borrowers, and accordingly our maximum exposure to loss as a result of this relationship is limited to the amount of our outstanding notes receivable. The VIEs that we have identified at June 30, 2018 are summarized in the table below.

Classification	Carrying Amount (in millions)	Maximum Exposure to Loss (in millions)
Note receivable	$5.0	$5.0
Note receivable	$23.0	$23.0

Note 12. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate the fair value.

Cash and cash equivalents - The carrying amount approximates the fair value.

Mortgage note receivable - The fair value was estimated using cash flow analyses, based on an assumed market rate of interest or at a rate consistent with the rates on mortgage notes acquired by the Company and are classified as level 2 in the hierarchy.

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

The table below details the fair values and carrying values for our mortgage note and notes receivable and interest rate swaps at June 30, 2018 and December 31, 2017, using level 2 inputs.

	June 30, 2018		December 31, 2017
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage note receivable	$—	$—	$10,633	$10,633
Notes receivable	$28,050	$28,048	$13,917	$13,828
Interest rate swap asset	$2,039	$2,039	$258	$258

Note 13. Subsequent Events

Dividend Declared
On August 1, 2018, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.4025 per share. The dividend is payable on August 31, 2018 to stockholders of record on August 17, 2018.

Property Acquisition
On July 30, 2018, the Company acquired a real estate property totaling approximately 17,000 square feet for a purchase price and cash consideration of approximately $3.5 million. The building was 100% leased at acquisition with lease expirations in 2023.

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

Real estate acquisitions

During the second quarter of 2018, the Company acquired three real estate properties totaling approximately 68,000 square feet for an aggregate purchase price of approximately $11.7 million, including cash consideration of approximately $7.4 million and $4.5 million fair value of real estate received in foreclosure. Upon acquisition, two of the properties were 100% leased in the aggregate with lease expirations ranging from 2020 through 2026, and one property previously secured by a mortgage note receivable held by the Company. The property is subject to a signed term sheet to be leased to a single tenant as soon as the lease can be negotiated.

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

Acquisition Pipeline

The Company has one property under a definitive purchase agreement for an expected purchase price of approximately $3.2 million. The Company anticipates the property will close during the third quarter of 2018. However, the Company is currently performing due diligence procedures customary for these types of transactions and cannot provide assurance as to the timing of when, or whether, the transaction will actually close.

The Company also has five properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $103.0 million. The Company's expected aggregate returns on these investments range from approximately 9.4% to 11.0%. The Company expects to close these properties through the end of 2019; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

The Company anticipates funding these investments with cash from operations, through proceeds from its Credit Facility or from net proceeds from additional debt or equity offerings.

Leased square footage

As of June 30, 2018, our real estate portfolio was approximately 89.3% leased. During the first six months of 2018, we had expiring or terminated leases related to approximately 58,000 square feet and leased or renewed leases relating to approximately 109,000 square feet.

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

Results of Operations

The Company's results of operations for the three and six months ended June 30, 2018 compared to the same period in 2017 have most significantly been impacted by its real estate acquisitions. As of June 30, 2018 and 2017, the Company had investments in real estate properties, and a mortgage note in 2017, totaling approximately $416.8 million and $329.3 million, respectively.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The table below shows our results of operations for the three months ended June 30, 2018 compared to the same period in 2017 and the effect of changes in those results from period to period on our net income.

	Three Months Ended June 30,		Increase (Decrease) to Net Income
(dollars in thousands)	2018	2017	$	%
REVENUES
Rental income	$10,220	$7,338	$2,882	39.3%
Tenant reimbursements	1,590	1,334	256	19.2%
Mortgage interest	—	258	(258)	(100.0)%
Other operating interest	592	—	592	n/m
	12,402	8,930	3,472	38.9%
EXPENSES
Property operating	2,506	2,140	(366)	(17.1)%
General and administrative	1,504	835	(669)	(80.1)%
Depreciation and amortization	4,630	4,281	(349)	(8.2)%
	8,640	7,256	(1,384)	(19.1)%
OTHER INCOME (EXPENSE)
Interest expense	(1,571)	(1,209)	(362)	(29.9)%
Other income (expense)	226	1	225	n/m
	(1,345)	(1,208)	(137)	(11.3)%
NET INCOME	$2,417	$466	$1,951	418.7%
__________
n/m-not meaningful.

Revenues

Revenues increased approximately $3.5 million, or 38.9%, for the three months ended June 30, 2018 compared to the same period in 2017 due mainly to acquisitions of real estate and interest on notes receivable.
Expenses

Property operating expenses increased approximately $0.4 million, or 17.1%, for the three months ended June 30, 2018 compared to the same period in 2017 mainly due to acquisitions of real estate.

General and administrative expenses increased approximately $0.7 million, or 80.1%, for the three months ended June 30, 2018 compared to the same period in 2017 due mainly to compensation-related expenses and occupancy costs related to our employees and corporate office, including the amortization of non-vested restricted common shares issued under our 2014 Incentive Plan, as amended, and expenses related to the addition of employees.

Depreciation and amortization expense increased approximately $0.3 million, or 8.2%, for the three months ended June 30, 2018 compared to the same period in 2017 due mainly to acquisitions which accounted for an increase of approximately $1.1 million, offset by a decrease in amortization due to fully depreciated real estate lease intangibles which generally have a shorter life than building.

Interest expense

Interest expense increased approximately $0.4 million for the three months ended June 30, 2018 compared to the same period in 2017 due mainly to the Company's borrowings under its Term Loans under the Company's Credit Facility. The Company borrowed $60.0 million in Term Loans in the first quarter of 2017 and borrowed the remaining $40.0 million in Term Loans in the first quarter of 2018 which are at higher interest rates than the Revolving Credit Facility repaid with the Term Loan proceeds. The Company's weighted average debt balance and weighted average interest rate on the revolving credit facility were also higher in the second quarter of 2018 compared to the same period in 2017.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The table below shows our results of operations for the six months ended June 30, 2018 compared to the same period in 2017 and the effect of changes in those results from period to period on our net income.

	Six Months Ended June 30,		Increase (Decrease) to Net Income
(dollars in thousands)	2018	2017	$	%
REVENUES
Rental income	$19,855	$13,956	$5,899	42.3%
Tenant reimbursements	3,030	2,462	568	23.1%
Mortgage interest	—	519	(519)	(100.0)%
Other operating interest	946	—	946	n/m
	23,831	16,937	6,894	40.7%
EXPENSES
Property operating	4,870	3,878	(992)	(25.6)%
General and administrative	2,697	1,605	(1,092)	(68.0)%
Depreciation and amortization	9,546	8,205	(1,341)	(16.3)%
Bad debts	—	67	67	100.0%
	17,113	13,755	(3,358)	(24.4)%
OTHER INCOME (EXPENSE)
Interest expense	(2,839)	(1,806)	(1,033)	57.2%
Other income (expense)	410	3	407	n/m
	(2,429)	(1,803)	(626)	34.7%
NET INCOME	$4,289	$1,379	$2,910	211.0%
__________
n/m-not meaningful.

Revenues

Revenues increased approximately $6.9 million, or 40.7%, for the six months ended June 30, 2018 compared to the same period in 2017 due mainly to acquisitions of real estate and interest on notes receivable.
Expenses

Property operating expenses increased approximately $1.0 million, or 25.6%, for the six months ended June 30, 2018 compared to the same period in 2017 mainly due to acquisitions of real estate and increases in property taxes.

General and administrative expenses increased approximately $1.1 million, or 68.0%, for the six months ended June 30, 2018 compared to the same period in 2017 due mainly to compensation-related expenses and occupancy costs related to our employees and corporate office, including the amortization of non-vested restricted common shares issued under our 2014 Incentive Plan, as amended, and expenses related to the addition of employees.

Depreciation and amortization expense increased approximately $1.3 million, or 16.3%, for the six months ended June 30, 2018 compared to the same period in 2017 due mainly to acquisitions which accounted for an increase of approximately $2.5 million, offset by a decrease in amortization due to fully depreciated real estate lease intangibles which generally have a shorter depreciable life than a building.

Interest expense

Interest expense increased approximately $1.0 million, or 57.2%, for the six months ended June 30, 2018 compared to the same period in 2017 due mainly to the Company's borrowings under its Term Loans under the Company's Credit Facility. The Company borrowed $60.0 million in Term Loans in the first quarter of 2017 and borrowed the remaining $40.0 million in Term Loans in the first quarter of 2018 which are at higher interest rates than the Revolving Credit Facility repaid with the Term Loan proceeds. The Company's weighted average debt balance and weighted average interest rate on the revolving credit facility were also higher in the second quarter of 2018 compared to the same period in 2017.

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

Management believes that net income, as defined by GAAP, is the most appropriate earnings measurement. However, management believes FFO and FFO per share to be supplemental measures of a REIT’s performance because they provide an understanding of the operating performance of the Company’s properties without giving effect to certain significant non-cash items, primarily depreciation and amortization expense. Historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time. However, real estate values instead have historically risen or fallen with market conditions. The Company believes that by excluding the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO and FFO per share can facilitate comparisons of operating performance between periods. The Company reports FFO and FFO per share because these measures are observed by management to also be the predominant measures used by the REIT industry and by industry analysts to evaluate REITs and because FFO per share is consistently reported, discussed, and compared by research analysts in their notes and publications about REITs. For these reasons, management has deemed it appropriate to disclose and discuss FFO and FFO per share. However, FFO does not represent cash generated from operating activities determined in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income attributable to common stockholders as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities as a measure of liquidity. The table below reconciles FFO to net income for the three and six months ended June 30, 2018 and 2017, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, excepts per share amounts)	2018	2017	2018	2017
Net income	$2,417	$466	4,289	$1,379
Real estate depreciation and amortization	4,624	4,276	9,535	8,197
Total adjustments	4,624	4,276	9,535	8,197
Funds from Operations	$7,041	$4,742	$13,824	$9,576
Funds from Operations per Common Share-Basic	$0.40	$0.37	$0.79	$0.75
Funds from Operations per Common Share-Diluted	$0.40	$0.37	$0.78	$0.75
Weighted Average Common Shares Outstanding-Basic	17,573,683	12,686,183	17,573,683	12,686,183
Weighted Average Common Shares Outstanding-Diluted (1)	17,799,823	12,815,605	17,812,408	12,840,730

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

Sources and Uses of Cash

The Company derives most of its revenues from its real estate property and notes portfolio (including mortgage), collecting rental income, operating expense reimbursements and interest based on contractual arrangements with its tenants and borrowers. These sources of revenue represent our primary source of liquidity to fund our dividends, general and administrative expenses, property operating expenses, interest expense on our Credit Facility and other expenses incurred related to managing our existing portfolio and investing in additional properties. To the extent additional resources are needed, the Company will fund its investment activity generally through equity or debt issuances either in the public or private markets or through proceeds from our Credit Facility.

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

The Company's Credit Facility provides for a $150.0 million Revolving Credit Facility and $100.0 million in Term Loans, as well as an accordion feature which allows borrowings up to a total of $450.0 million, including the ability to add and fund additional term loans. Note 6 to the Condensed Consolidated Financial Statements provides more details on the Company's Credit Facility. At June 30, 2018, the Company had borrowed $100.0 million in Term Loans and had $26.0 million outstanding under the Revolving Credit Facility with a remaining borrowing capacity of $124.0 million. At June 30, 2018, our debt to total book capitalization ratio was approximately 31.2%.

Acquisition Subsequent to June 30, 2018

On July 30, 2018, the Company acquired a real estate property totaling approximately 17,000 square feet for a purchase price and cash consideration of approximately $3.5 million. The building was 100% leased at acquisition with lease expirations in 2023. The Company funded the acquisition with cash from operations and proceeds from its Credit Facility.

Acquisition Pipeline

The Company has one property under a definitive purchase agreement for an expected purchase price of approximately $3.2 million. The Company anticipates the property will close during the third quarter of 2018. However, the Company is currently performing due diligence procedures customary for these types of transactions and cannot provide assurance as to the timing of when, or whether, the transaction will actually close.

The Company also has five properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $103.0 million. The Company's expected aggregate returns on these investments range from approximately 9.4% to 11.0%. The Company expects to close these properties through the end of 2019; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

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

Operating Activities

Cash flows provided by operating activities for the six months ended June 30, 2018 and 2017 were approximately $13.0 million and $8.8 million, respectively. Cash flows provided by operating activities were generally provided by contractual rents, net of expenses, on our real estate property portfolio.

Investing Activities

Cash flows used in investing activities for the six months ended June 30, 2018 and 2017 were approximately $30.7 million and $65.2 million, respectively. During the six months ended June 30, 2018, the Company invested in six properties for an aggregate purchase price and cash consideration of approximately $20.1 million and $4.5 million fair value of real estate received in foreclosure. In addition, the Company acquired $2.2 million of certain promissory notes secured by two facilities related to its Borrower, discussed in more detail in Note 5 to the Condensed Consolidated Financial Statements. During the six months ended June 30, 2017, the Company invested in 20 properties for an aggregate purchase price of approximately $64.7 million, including approximately $64.3 million in cash consideration. The Company also acquired a property, adjacent to its corporate office, for a cash purchase price of approximately $0.9 million. The property is currently leased to a tenant but the Company intends to use the property for future expansion of its corporate office.

Financing Activities

Cash flows provided by financing activities for the six months ended June 30, 2018 and 2017 were approximately $17.3 million and $55.6 million, respectively. During the six months ended June 30, 2018, the Company borrowed the remaining $40.0 million under its Term Loans, had net repayments on its Revolving Credit Facility of $8.0 million, and paid dividends totaling $14.5 million. During the six months ended June 30, 2017, the Company amended its Credit Facility, borrowed $60.0 million in Term Loans, and paid dividends totaling $10.2 million.

Security Deposits

As of June 30, 2018, the Company held approximately $2.5 million in security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon the security deposits if there are any defaults under the leases.

Dividends

The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT.

On August 1, 2018, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.4025 per share. The dividend is payable on August 31, 2018 to stockholders of record on August 17, 2018. This rate equates to an annualized dividend of $1.61 per share.

On June 1, 2018, the Company paid a cash dividend in the amount of $0.40 per share to shareholders of record on May 18, 2018.

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

Changes In Internal Control Over Financial Reporting
There were no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 7, 2018

COMMUNITY HEALTHCARE TRUST INCORPORATED

By:	/s/ Timothy G. Wallace
Timothy G. Wallace
Chief Executive Officer and President

By:	/s/ W. Page Barnes
W. Page Barnes
Executive Vice President and Chief Financial Officer