Form 10-Q
period 2018-09-30
Community Healthcare Trust Inc
filed 2018-11-06
CIK 1631569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37401

Community Healthcare Trust Incorporated
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	46-5212033 (I.R.S. Employer Identification No.)
3326 Aspen Grove Drive
Suite 150
Franklin, Tennessee 37067
(Address of Principal Executive Offices) (Zip Code)
(615) 771-3052
(Registrant’s Telephone Number, Including Area Code)
Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Emerging-growth company ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No ☒

The Registrant had 18,533,802 shares of Common Stock, $0.01 par value per share, outstanding as of October 31, 2018.

COMMUNITY HEALTHCARE TRUST INCORPORATED
FORM 10-Q
Septemer 30, 2018

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	(Unaudited)
	September 30, 2018	December 31, 2017
ASSETS
Real estate properties
Land and land improvements	$47,748	$44,419
Buildings, improvements, and lease intangibles	376,310	343,955
Personal property	132	112
Total real estate properties	424,190	388,486
Less accumulated depreciation	(50,607)	(36,136)
Total real estate properties, net	373,583	352,350
Cash and cash equivalents	1,006	2,130
Mortgage note receivable, net	—	10,633
Other assets, net	40,711	20,653
Total assets	$415,300	$385,766

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Debt, net	$127,449	$93,353
Accounts payable and accrued liabilities	3,818	4,056
Other liabilities	4,716	4,983
Total liabilities	135,983	102,392

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 450,000,000 shares authorized; 18,533,802 and 18,085,798 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	185	181
Additional paid-in capital	333,468	324,303
Cumulative net income	11,063	4,775
Accumulated other comprehensive income	2,612	258
Cumulative dividends	(68,011)	(46,143)
Total stockholders’ equity	279,317	283,374
Total liabilities and stockholders' equity	$415,300	$385,766

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(Unaudited; Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES
Rental income	$10,225	$8,012	$30,080	$21,968
Tenant reimbursements	1,701	1,158	4,731	3,620
Mortgage interest	—	255	—	774
Other operating interest	679	19	1,625	19
	12,605	9,444	36,436	26,381

EXPENSES
Property operating	2,627	2,225	7,497	6,103
General and administrative	1,395	1,069	4,092	2,674
Depreciation and amortization	4,925	4,544	14,471	12,749
Bad debts	68	—	68	67
	9,015	7,838	26,128	21,593
OTHER INCOME (EXPENSE)
Interest expense	(1,643)	(1,091)	(4,482)	(2,897)
Other income	52	64	462	67
	(1,591)	(1,027)	(4,020)	(2,830)
NET INCOME	$1,999	$579	$6,288	$1,958

NET INCOME PER COMMON SHARE:
Net income per common share – Basic	$0.10	$0.02	$0.31	$0.10
Net income per common share – Diluted	$0.10	$0.02	$0.31	$0.10
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC	17,669,681	16,241,986	17,695,688	13,884,476
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-DILUTED	17,669,681	16,241,986	17,695,688	13,884,476
DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$0.4025	$0.3925	$1.2000	$1.1700

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(Unaudited; Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

NET INCOME	$1,999	$579	$6,288	$1,958
Other comprehensive income (loss):
Increase (decrease) in fair value of cash flow hedges	527	(74)	2,152	(672)
Reclassification for amounts recognized as interest expense	46	124	201	286
Total other comprehensive income (loss)	573	50	2,353	(386)
COMPREHENSIVE INCOME	$2,572	$629	$8,641	$1,572

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited; Dollars in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid in Capital	Cumulative Net Income	Accumulated Other Comprehensive Income	Cumulative Dividends	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	—	$—	18,085,798	$181	$324,303	$4,775	$258	$(46,143)	$283,374
Stock-based compensation	—	—	94,001	1	615	—	—	—	616
Unrecognized gain on cash flow hedges	—	—	—	—	—	—	906	—	906
Reclassification adjustment for losses included in net income (interest expense)	—	—	—	—	—	—	68	—	68
Net income	—	—	—	—	—	1,872	—	—	1,872
Dividends to common stockholders ($0.3975 per share)	—	—	—	—	—	—	—	(7,226)	(7,226)
Balance at March 31, 2018	—	$—	18,179,799	$182	$324,918	$6,647	$1,232	$(53,369)	$279,610
Stock-based compensation	—	—	20,176	—	801	—	—	—	801
Unrecognized gain on cash flow hedges	—	—	—	—	—	—	720	—	720
Reclassification adjustment for losses included in net income (interest expense)	—	—	—	—	—	—	87	—	87
Net income	—	—	—	—	—	2,417	—	—	2,417
Dividends to common stockholders ($0.40 per share)	—	—	—	—	—	—	—	(7,277)	(7,277)
Balance at June 30, 2018	—	$—	18,199,975	$182	$325,719	$9,064	$2,039	$(60,646)	$276,358
Issuance of common stock, net of issuance costs	—	—	234,000	2	7,062	—	—	—	7,064
Stock-based compensation	—	—	99,827	1	687	—	—	—	688
Unrecognized gain on cash flow hedges	—	—	—	—	—	—	527	—	527
Reclassification adjustment for losses included in net income (interest expense)	—	—	—	—	—	—	46	—	46
Net income	—	—	—	—	—	1,999	—	—	1,999
Dividends to common stockholders ($0.425 per share)	—	—	—	—	—	—	—	(7,365)	(7,365)
Balance at September 30, 2018	—	$—	18,533,802	$185	$333,468	$11,063	$2,612	$(68,011)	$279,317

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$6,288	$1,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,929	13,053
Stock-based compensation	2,105	1,050
Straight-line rent receivable	(1,165)	(953)
Provision for bad debts, net of recoveries	68	67
Reduction in contingent purchase price	—	(5)
Deferred income tax benefit	(103)	—
Changes in operating assets and liabilities:
Other assets	(3,400)	(636)
Accounts payable and accrued liabilities	(373)	(404)
Other liabilities	(427)	1,234
Net cash provided by operating activities	17,922	15,364

INVESTING ACTIVITIES
Acquisitions of real estate	(26,820)	(93,442)
Acquisitions of notes receivable	(2,201)	(5,000)
Funding of notes receivable	(4,833)	—
Proceeds from the repayment of notes receivable	50	296
Capital expenditures on existing real estate properties	(4,220)	(545)
Net cash used in investing activities	(38,024)	(98,691)

FINANCING ACTIVITIES
Net repayments on revolving credit facility	(6,000)	(51,000)
Term loan borrowings	40,000	60,000
Dividends paid	(21,868)	(17,288)
Net proceeds from issuance of common stock	7,147	109,168
Equity issuance costs	(83)	(465)
Debt issuance costs	(218)	(784)
Settlement of contingent purchase price	—	(393)
Net cash provided by financing activities	18,978	99,238
Decrease in cash and cash equivalents	(1,124)	15,911
Cash and cash equivalents, beginning of period	2,130	1,568
Cash and cash equivalents, end of period	$1,006	$17,479

Supplemental Cash Flow Information:
Interest paid	$3,823	$2,390
Invoices accrued for construction, tenant improvement and other capitalized costs	$102	$3
Reclassification between accounts and notes receivable	$—	$615
Reclassification of registration statement costs incurred in prior year to equity issuance costs	$34	$148
Increase (decrease) in fair value of cash flow hedges	$2,152	$(672)
Fair value of property received in foreclosure	$4,541	$—
Notes and mortgage receivable repayments utilized to originate note receivable (See footnote 5)	$18,167	$—
See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Business Overview
Community Healthcare Trust Incorporated (the ‘‘Company’’, ‘‘we’’, ‘‘our’’) was organized in the State of Maryland on March 28, 2014. The Company is a fully-integrated healthcare real estate company that owns and acquires real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers in our target submarkets. As of September 30, 2018, the Company had investments of approximately $424.2 million in 93 real estate properties, located in 28 states, totaling approximately 2.1 million square feet in the aggregate.

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

Notes to Condensed Consolidated Financial Statements - Continued

New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which establishes a comprehensive model to account for revenues arising from contracts with customers. ASU 2014-09 applies to all contracts with customers, except those that are within the scope of other topics in the FASB's Accounting Standards Codification, such as real estate leases and financial instruments. ASU 2014-09 requires companies to perform a five-step analysis of transactions to determine when and how revenue is recognized. The Company adopted ASU 2014-09 using the "modified retrospective" method effective January 1, 2018; as such, the Company applied the guidance only to the most recent period presented in the financial statements. The primary source of revenue for the Company is generated through its leasing arrangements with its tenants, which is covered under other accounting guidance, but certain non-lease revenues could be impacted by the new guidance. While the Company has not historically sold any properties, accounting for the sales of real estate could also be impacted by this new guidance. Prior to the adoption of ASU 2014-09, gains and losses from real estate sales were adjusted at the time of the sale by the maximum exposure to loss related to continuing involvement with the real estate. After adoption, any continuing involvement is considered a separate performance obligation and the sales price is required to be allocated between the elements with continuing involvement and those without continuing involvement. As the continuing performance obligations are satisfied, additional gains and losses will be recognized. The Company recognized no change to previously reported amounts from the cumulative effect of the adoption of ASU 2014-09.
On January 1, 2018, the Company adopted ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, which clarifies or provides guidance relating to eight specific cash flow classification issues. The standard should be applied retrospectively for each period presented, as appropriate. The impact of this new guidance will depend on future transactions, though the impact will only be related to the classification of those items on the statement of cash flows and will not impact the Company's total cash flows or its results of operations. There was no impact to the Company's Condensed Consolidated Financial Statements upon adoption of this standard.

On January 1, 2018, the Company adopted ASU No. 2017-09, Compensation - Stock Compensation (Topic 718), ("ASU 2017-09"), which provides guidance about which changes in the terms or conditions of a share-based payment award require a company to apply modification accounting in Topic 718. Under ASU No. 2017-09, a company will generally be required to apply modification accounting unless the fair value or intrinsic value of the modified award, the vesting conditions of the modified award, and the classification of the modified award as equity or a liability are the same as the original award immediately before the award is modified. There was no impact to the Company's Condensed Consolidated Financial Statements upon adoption of this standard.

Recently Issued Accounting Pronouncements
Lease Accounting
In February 2016, the FASB issued ASU No. 2016-02, Leases, ("ASU 2016-02") which will supersede the existing standards for lease accounting (Topic 840, Leases) by requiring lessees to record most leases on their balance sheets and making targeted changes to lessor accounting and reporting. The new standard will require lessees to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months and classify such leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method (finance leases) or on a straight-line basis over the term of the lease (operating leases). Leases with a term of 12 months or less and that do not include a purchase option that the lessee is reasonably certain to exercise will be accounted for similarly to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. The new standard will require more extensive quantitative and qualitative disclosures as compared to Topic 840 for both lessees and lessors. ASU 2016-02 is effective for the Company on January 1, 2019.

The Company expects to adopt this new standard using the transition method in ASU 2018-11, Leases (Topic 842):

Notes to Condensed Consolidated Financial Statements - Continued

Targeted Improvements, ("ASU 2018-11"). ASU No. 2018-11 (1) simplifies transition requirements for both lessees and lessors by adding an option that permits an organization to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in its financial statements and (2) provides a practical expedient for lessors that permits lessors to make an accounting policy election to not separate non-lease components from the associated lease components, if the following two criteria are met: (1) the timing and pattern of transfer of the lease and non-lease components are the same and (2) the lease component would be classified as an operating lease if accounted for separately. For leases where we are the lessor, we plan to elect the optional transition relief and apply the practical expedients provided by ASU 2018-11. Under this transition, the Company will initially apply the new standard on January 1, 2019, and the comparative periods will continue to be reported in accordance with Topic 840. Under the new standard, the accounting by a lessor is largely unchanged from that of the previous standard.

The Company has historically only capitalized direct leasing costs, such as leasing commissions. While the new standard revises the treatment of indirect leasing costs and permits the capitalization and amortization only of direct leasing costs, the Company does not expect an impact to its financial statements related to the capitalization of leasing costs.

The Company is currently only a lessee under one ground lease. The new standard will require the Company to record a right of use asset and a lease liability on its consolidated balance sheet with minimal impact on the recognition of ground lease expense. As such, the Company expects the adoption of this new standard will have no material impact on its financial statements related to this ground lease.

The Company is continuing to assess the FASB's activities related to the new leasing standards and the potential impact on its financial results upon adoption.

Financial Instruments-Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses, which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, companies will be required to use a new current expected credit loss ("CECL") model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, companies will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. Companies will have to disclose significantly more information, including information they use to track credit quality by year of origination for most financing receivables. Companies will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This standard is effective for the Company on January 1, 2020 with early adoption permitted. In August 2018, the FASB issued a proposal that would amend the ASU to clarify that receivables arising from leases would not be within the scope of the ASU but rather would be accounted for under the leasing standard. The Company continues to monitor the FASB's activity relating to this ASU.

Note 2. Real Estate Investments

At September 30, 2018, the Company had investments of approximately $424.2 million in 93 real estate properties. The following table summarizes the Company's real estate investments.

(Dollars in thousands)	Number of Facilities	Land and Land Improvements	Buildings, Improvements, and Lease Intangibles	Personal Property	Total	Accumulated Depreciation
Medical office buildings:
Florida	5	$4,608	$29,275	$—	$33,883	$3,705
Ohio	6	3,637	26,396	—	30,033	4,816
Texas	3	3,108	15,455	—	18,563	3,988
Illinois	2	1,136	11,831	—	12,967	2,234
Kansas	3	2,455	14,875	—	17,330	3,904
Iowa	1	2,241	9,010	—	11,251	1,940
Other states	14	3,711	27,872	—	31,583	3,671
	34	20,896	134,714	—	155,610	24,258
Physician clinics:
Kansas	2	610	6,921	—	7,531	1,279
Illinois	2	2,615	6,354	—	8,969	280
Florida	4	253	9,484	—	9,737	740
Other states	9	2,708	20,464	—	23,172	3,382
	17	6,186	43,223	—	49,409	5,681
Surgical centers and hospitals:
Louisiana	1	1,683	21,353	—	23,036	977
Michigan	2	637	8,276	—	8,913	2,245
Illinois	1	2,183	5,410	—	7,593	1,060
Florida	1	271	7,037	—	7,308	578
Arizona	2	576	5,389	—	5,965	1,379
Other states	7	2,122	17,835	—	19,957	3,533
	14	7,472	65,300	—	72,772	9,772
Specialty centers:
Illinois	3	3,482	24,727	—	28,209	1,318
Other states	17	3,214	31,331	—	34,545	6,213
	20	6,696	56,058	—	62,754	7,531
Behavioral facilities:
West Virginia	1	2,138	22,897	—	25,035	589
Illinois	1	1,300	18,803	—	20,103	1,098
Indiana	2	1,126	6,040	—	7,166	272
Other states	3	1,411	12,836	—	14,247	325
	7	5,975	60,576	—	66,551	2,284
Long-term acute care hospitals:
Indiana	1	523	14,405	—	14,928	877
	1	523	14,405	—	14,928	877
Corporate property	—	—	2,034	132	2,166	204
Total real estate investments	93	$47,748	$376,310	$132	$424,190	$50,607

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

Future minimum lease payments under the non-cancelable operating leases due the Company for the years ending December 31, as of September 30, 2018, are as follows (in thousands):

2018 (three months ending December 31)	$9,818
2019	36,745
2020	33,614
2021	30,302
2022	26,962
2023 and thereafter	151,598
$289,039

Straight-line rental income
Rental income is recognized as earned over the life of the lease agreement on a straight-line basis. Straight-line rent included in rental income was approximately $0.4 million and $0.4 million, respectively, for the three months ended September 30, 2018 and 2017 and was approximately $1.2 million and $1.0 million, respectively, for the nine months ended September 30, 2018 and 2017.

Deferred revenue
Rent received but not yet earned is deferred until such time it is earned. Deferred revenue, included in other liabilities, was approximately $1.4 million and $1.1 million, respectively, at September 30, 2018 and December 31, 2017.

Note 4. Real Estate Acquisitions

Property Acquisitions

During the third quarter of 2018, the Company acquired two real estate properties totaling approximately 37,000 square feet for an aggregate purchase price and cash consideration of approximately $6.7 million. Upon acquisition, the properties were 93.4% leased in the aggregate with lease expirations ranging from 2021 through 2023. Amounts reflected in revenues and net income for the three months ended September 30, 2018 for these properties were approximately $106,049 and $17,825, respectively. Transaction costs totaling approximately $0.1 million related to these acquisitions were capitalized in the period and included in real estate assets.

During the second quarter of 2018, the Company acquired three real estate properties totaling approximately 68,000 square feet for an aggregate purchase price of approximately $11.7 million, including cash consideration of approximately $7.3 million and $4.5 million fair value of real estate received in foreclosure. Upon acquisition, two of the properties were 100% leased in the aggregate with lease expirations ranging from 2020 through 2026, and one property previously secured a mortgage note receivable held by the Company. See Note 5 for more detail on this property. Amounts reflected in revenues and net income for the nine months ended September 30, 2018 for these properties were approximately $0.5 million and $0.3 million, respectively. Transaction costs totaling approximately $0.2 million related to these acquisitions were capitalized in the period and included in real estate assets.

During the first quarter of 2018, the Company acquired three real estate properties totaling approximately 38,000 square feet for an aggregate purchase price and cash consideration of approximately $12.7 million. Upon

Notes to Condensed Consolidated Financial Statements - Continued

acquisition, the properties were 100% leased in the aggregate with lease expirations ranging from 2018 through 2033. Amounts reflected in revenues and net income for the nine months ended September 30, 2018 for these properties were approximately $0.8 million and $0.3 million, respectively. Transaction costs totaling approximately $0.1 million related to these acquisitions were capitalized in the period and included in real estate assets.

Note 5. Mortgage and Other Notes Receivable

The Company had one mortgage note receivable outstanding as of December 31, 2017 with a principal balance of $10.6 million and interest receivable of $0.6 million, which is included in other assets. The borrower and several related entities (the "Borrower") filed for voluntary bankruptcy on June 23, 2017. At the time of filing for bankruptcy, the Borrower was current on all obligations to the Company, but no payments were received during the bankruptcy.

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

Note 6. Debt, net

The table below details the Company's debt as of September 30, 2018 and December 31, 2017.

	Balance as of
(Dollars in thousands)	September 30, 2018	December 31, 2017	Maturity Dates

Revolving Credit Facility	$28,000	$34,000	8/19
5-Year Term Loan, net	49,741	29,685	3/22
7-Year Term Loan, net	49,708	29,668	3/24
	$127,449	$93,353

The Company's second amended and restated credit facility (the "Credit Facility") is by and among Community Healthcare OP, LP, the Company, the lenders from time to time party thereto, and SunTrust Bank, as Administrative Agent. The Company’s material subsidiaries are guarantors of the obligations under the Credit Facility. The Credit Facility provides for a $150.0 million revolving credit facility (the "Revolving Credit Facility") and $100.0 million in term loans (the "Term Loans"). The Credit Facility, through the accordion feature, allows borrowings up to a total of $450.0 million, including the ability to add and fund additional term loans. The Revolving Credit Facility matures on August 9, 2019 and includes two 12-month options to extend the maturity date of the Revolving Credit Facility, subject to the satisfaction of certain conditions. The Term Loans include a five-year term loan facility in the aggregate principal amount of $50.0 million (the "5-Year Term Loan"), which matures on March 29, 2022, and a

Notes to Condensed Consolidated Financial Statements - Continued

seven-year term loan facility in the aggregate principal amount of $50.0 million (the "7-Year Term Loan"), which matures on March 29, 2024.

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

Amounts outstanding under the Revolving Credit Facility, as amended, bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 1.75% to 2.50% or (ii) a base rate plus 0.75% to 1.50%, in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.25% of the amount of the unused portion of the Revolving Credit Facility if amounts borrowed are greater than 33.3% of the borrowing capacity under the Revolving Credit Facility and 0.35% of the unused portion of the Revolving Credit Facility if amounts borrowed are less than or equal to 33.3% of the borrowing capacity under the Revolving Credit Facility. At September 30, 2018, the Company had $28.0 million outstanding under the Revolving Credit Facility with a remaining borrowing capacity of $122.0 million and a weighted average interest rate of approximately 4.29%.

Amounts outstanding under the Term Loans, as amended, bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 1.95% to 2.65% or (ii) a base rate plus 0.95% to 1.65%, in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.35% of the amount of the unused portion of the Term Loans. The Company entered into interest rate swaps to fix the interest rates on the original Term Loan amounts drawn in 2017. On March 29, 2018, the Company borrowed the remaining $40.0 million, in equal amounts, available under its 5-Year and 7-Year Term Loans, repaid $40.0 million of its Revolving Credit Facility, and concurrently entered into interest rate swap agreements that fixed the interest rates on the additional $40.0 million drawn, resulting in fixed interest rates under the Term Loans ranging from 4.5790% to 4.6255%. See Note 7 for more details on the interest rate swaps. At September 30, 2018, the Company had drawn the full $100.0 million under the Term Loans which had a fixed weighted average interest rate under the swaps of approximately 4.45%.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. Also, the Company’s present financing policy prohibits incurring debt (secured or unsecured) in excess of 40% of its total book capitalization. The Company was in compliance with its financial covenants under its Credit Facility as of September 30, 2018.

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

Notes to Condensed Consolidated Financial Statements - Continued

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

As of September 30, 2018, the Company had four outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk for notional amounts totaling $100.0 million. The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017.

	Asset Derivatives Fair Value at
	September 30, 2018	December 31, 2017	Balance Sheet Classification
Interest rate swaps	$2,612	$258	Other assets

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified to interest expense in the period that the hedged forecasted transaction affects earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s Term Loans. During the next twelve months, the Company estimates that an additional $0.3 million will be reclassified from other comprehensive income ("OCI") as a decrease to interest expense.

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Amount of unrealized gain (loss) recognized in OCI on derivative	$527	$(74)	$2,152	$(672)
Amount of loss reclassified from accumulated OCI into interest expense	$46	$124	$201	$286
Total Interest Expense presented in the Condensed Consolidated Statements of Income in which the effects of the cash flow hedges are recorded	$1,643	$1,091	$4,482	$2,897

Note 8. Stockholders’ Equity

Common Stock
The following table provides a reconciliation of the beginning and ending common stock balances for the nine months ended September 30, 2018 and for the year ended December 31, 2017:

Notes to Condensed Consolidated Financial Statements - Continued

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
Balance, beginning of period	18,085,798	12,988,482
Issuance of common stock	234,000	4,887,500
Restricted stock-based awards	214,004	209,816
Balance, end of period	18,533,802	18,085,798

ATM Program
On August 7, 2018, the Company entered into an at-the-market offering program ("ATM Program") with Sandler O’Neill & Partners, L.P., Evercore Group L.L.C., SunTrust Robinson Humphrey, Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, Fifth Third Securities, Inc. and Janney Montgomery Scott LLC, as sales agents (collectively, the “Agents”), under which the Company may issue and sell shares of its common stock, par value $0.01 per share (the “Common Stock”), having an aggregate gross sales price of up to $100.0 million (the “Shares”) from time to time through or to one or more of the Agents, as may be determined by the Company in its sole discretion, subject to the terms and conditions of the Agreement and applicable law.

During the third quarter of 2018, the Company issued, through its ATM Program, 234,000 shares of common stock at an average gross sales price of $31.17 per share and received net proceeds of approximately $7.1 million. As of September 30, 2018, the Company had approximately $92.7 million remaining that may be issued under the ATM Program.

Equity Offering
On July 26, 2017, the Company completed a public offering of 4,887,500 shares of its common stock, including 637,500 shares of common stock issued in connection with the exercise in full of the underwriters' option to purchase additional shares, and received net proceeds of approximately $108.7 million after deducting underwriting discount and commissions and offering expenses paid by the Company.

Note 9. Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share.

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
(Dollars in thousands, except per share data)	2018	2017	2018	2017
Net income	$1,999	$579	$6,288	$1,958
Participating securities' share in earnings	(287)	(200)	(769)	(526)
Net income, less participating securities' share in earnings	$1,712	$379	$5,519	$1,432

Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	18,330,340	16,719,150	18,228,006	14,319,231
Unvested restricted shares	(660,659)	(477,164)	(532,318)	(434,755)
Weighted average Common Shares outstanding–Basic	17,669,681	16,241,986	17,695,688	13,884,476
Dilutive potential common shares	—	—	—	—
Weighted average Common Shares outstanding –Diluted	17,669,681	16,241,986	17,695,688	13,884,476

Basic Net Income per Common Share	$0.10	$0.02	$0.31	$0.10

Diluted Net Income per Common Share	$0.10	$0.02	$0.31	$0.10

Note 10. Incentive Plan

Under the Company's 2014 Incentive Plan, as amended, awards may be made in the form of restricted stock, cash or a combination of both. Compensation expense recognized from the amortization of the value of the Company's officer, employee and director shares over the applicable vesting periods during the three months ended September 30, 2018 and 2017 was approximately $0.7 million and $0.4 million, respectively, and during the nine months ended September 30, 2018 and 2017 was approximately $2.1 million and $1.1 million, respectively. Amortization expense in the second quarter of 2018 included approximately $0.2 million related to fully-amortized shares previously granted to a board member who did not stand for re-election to the Company's board.

A summary of the activity under the 2014 Incentive Plan for the three and nine months ended September 30, 2018 and 2017 is included in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock-based awards, beginning of period	609,660	434,980	512,115	302,299
Stock in lieu of compensation	17,420	16,452	69,767	80,580
Stock awards	82,407	60,683	144,237	129,236
Total stock granted	99,827	77,135	214,004	209,816
Vested shares	—	—	(16,632)	—
Stock-based awards, end of period	709,487	512,115	709,487	512,115

Note 11. Other Assets

Items included in Other assets, net on the Company's Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017 are detailed in the table below.

	Balance as of
(Dollars in thousands)	September 30, 2018	December 31, 2017
Notes receivable	$28,034	$13,917
Accounts and interest receivables	4,494	2,417
Straight-line rent receivables	3,208	2,179
Allowance for doubtful accounts	(250)	(293)
Prepaid assets	623	341
Deferred financing costs, net	452	618
Leasing commissions, net	560	483
Deferred tax asset	581	478
Fair value of interest rate swaps	2,612	258
Other	397	255
	$40,711	$20,653

The Company's $28.0 million in notes receivable at September 30, 2018 include mainly the following notes. Interest related to these notes is included in Other Operating Income on the Company's Condensed Consolidated Statements of Income.

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

The Company identified the borrowers of these notes as variable interest entities ("VIEs"), but management determined that the Company was not the primary beneficiary of the VIEs because we lack either directly or through related parties any material impact in the activities that impact the borrowers' economic performance. We are not obligated to provide support beyond our stated commitment to the borrowers, and accordingly our maximum exposure to loss as a result of this relationship is limited to the amount of our outstanding notes receivable. The VIEs that we have identified at September 30, 2018 are summarized in the table below.

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

The table below details the fair values and carrying values for our mortgage note and notes receivable and interest rate swaps at September 30, 2018 and December 31, 2017, using level 2 inputs.

	September 30, 2018		December 31, 2017
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage note receivable	$—	$—	$10,633	$10,633
Notes receivable	$28,034	$28,032	$13,917	$13,828
Interest rate swap asset	$2,612	$2,612	$258	$258

Note 13. Subsequent Events

Dividend Declared
On November 1, 2018, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.4050 per share. The dividend is payable on November 30, 2018 to stockholders of record on November 16, 2018.

Subsequent Disposition
On October 29, 2018, the Company disposed of a 61,000 square foot physician clinic in Winfield, Alabama and received net proceeds of approximately $3.2 million. The Company received the tenant's notice of its intent to exercise the purchase option in October 2018. The Company expects to recognize a gain on this transaction.

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

Overview
References such as "we," "us," "our," and "the Company" mean Community Healthcare Trust Incorporated, a Maryland corporation, and its consolidated subsidiaries.

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

Real estate acquisitions

During the third quarter of 2018, the Company acquired two real estate properties totaling approximately 37,000 square feet for an aggregate purchase price and cash consideration of approximately $6.7 million. Upon acquisition, the properties were 93.4% leased in the aggregate with lease expirations ranging from 2021 through 2023.

During the second quarter of 2018, the Company acquired three real estate properties totaling approximately 68,000 square feet for an aggregate purchase price of approximately $11.7 million, including cash consideration of approximately $7.3 million and $4.5 million fair value of real estate received in foreclosure. Upon acquisition, two of the properties were 100% leased in the aggregate with lease expirations ranging from 2020 through 2026, and one property previously secured a mortgage note receivable held by the Company.

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

Acquisition Pipeline

The Company has 11 properties under definitive purchase agreements for an aggregate expected purchase price of approximately $24.0 million. The Company's expected aggregate returns on these investments range from approximately 9.0% to 9.5%. The Company anticipates the properties will close during the fourth quarter of 2018. However, the Company is currently performing due diligence procedures customary for these types of transactions and cannot provide assurance as to the timing of when, or whether, the transaction will actually close.

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

Leased square footage

As of September 30, 2018, our real estate portfolio was approximately 89.3% leased. During the first nine months of 2018, we had expiring or terminated leases related to approximately 73,000 square feet and leased or renewed leases relating to approximately 167,000 square feet.

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

Results of Operations

The Company's results of operations for the three and nine months ended September 30, 2018 compared to the same period in 2017 have most significantly been impacted by its real estate acquisitions. As of September 30, 2018 and 2017, the Company had investments in real estate properties, and a mortgage note in 2017, totaling approximately $424.2 million and $358.0 million, respectively.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The table below shows our results of operations for the three months ended September 30, 2018 compared to the same period in 2017 and the effect of changes in those results from period to period on our net income.

	Three Months Ended September 30,		Increase (Decrease) to Net Income
(dollars in thousands)	2018	2017	$	%
REVENUES
Rental income	$10,225	$8,012	$2,213	27.6%
Tenant reimbursements	1,701	1,158	543	46.9%
Mortgage interest	—	255	(255)	(100.0)%
Other operating interest	679	19	660	n/m
	12,605	9,444	3,161	33.5%
EXPENSES
Property operating	2,627	2,225	(402)	(18.1)%
General and administrative	1,395	1,069	(326)	(30.5)%
Depreciation and amortization	4,925	4,544	(381)	(8.4)%
Bad debts	68	—	(68)	—%
	9,015	7,838	(1,177)	(15.0)%
OTHER INCOME (EXPENSE)
Interest expense	(1,643)	(1,091)	(552)	(50.6)%
Other income	52	64	(12)	18.8%
	(1,591)	(1,027)	(564)	(54.9)%
NET INCOME	$1,999	$579	$1,420	245.3%
__________
n/m-not meaningful.

Revenues

Revenues increased approximately $3.2 million, or 33.5%, for the three months ended September 30, 2018 compared to the same period in 2017 due mainly to acquisitions of real estate and interest on notes receivable.

Expenses

Property operating expenses increased approximately $0.4 million, or 18.1%, for the three months ended September 30, 2018 compared to the same period in 2017 mainly due to acquisitions of real estate.

General and administrative expenses increased approximately $0.3 million, or 30.5%, for the three months ended September 30, 2018 compared to the same period in 2017 due mainly to compensation-related expenses and occupancy costs related to our employees, including the amortization of non-vested restricted common shares issued under our 2014 Incentive Plan, as amended, and expenses related to the addition of employees.

Depreciation and amortization expense increased approximately $0.4 million, or 8.4%, for the three months ended September 30, 2018 compared to the same period in 2017 due mainly to acquisitions which accounted for an increase of approximately $1.1 million, offset by a decrease of approximately $0.8 million in amortization due to fully depreciated real estate lease intangibles which generally have a shorter depreciable life than a building.

Interest expense

Interest expense increased approximately $0.6 million, or 50.6%, for the three months ended September 30, 2018 compared to the same period in 2017 due mainly to the Company's borrowings under its Term Loans under the Company's Credit Facility. The Company borrowed $60.0 million in Term Loans in the first quarter of 2017 and borrowed the remaining $40.0 million in Term Loans in the first quarter of 2018 which are at higher interest rates than the Revolving Credit Facility repaid with the Term Loan proceeds. The Company's weighted average debt balance and weighted average interest rate on the revolving credit facility were also higher in the third quarter of 2018 compared to the same period in 2017.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The table below shows our results of operations for the nine months ended September 30, 2018 compared to the same period in 2017 and the effect of changes in those results from period to period on our net income.

	Nine Months Ended September 30,		Increase (Decrease) to Net Income
(dollars in thousands)	2018	2017	$	%
REVENUES
Rental income	$30,080	$21,968	$8,112	36.9%
Tenant reimbursements	4,731	3,620	1,111	30.7%
Mortgage interest	—	774	(774)	(100.0)%
Other operating interest	1,625	19	1,606	n/m
	36,436	26,381	10,055	38.1%
EXPENSES
Property operating	7,497	6,103	(1,394)	(22.8)%
General and administrative	4,092	2,674	(1,418)	(53.0)%
Depreciation and amortization	14,471	12,749	(1,722)	(13.5)%
Bad debts	68	67	(1)	(1.5)%
	26,128	21,593	(4,535)	(21.0)%
OTHER INCOME (EXPENSE)
Interest expense	(4,482)	(2,897)	(1,585)	54.7%
Other income	462	67	395	n/m
	(4,020)	(2,830)	(1,190)	42.0%
NET INCOME	$6,288	$1,958	$4,330	221.1%
__________
n/m-not meaningful.

Revenues

Revenues increased approximately $10.1 million, or 38.1%, for the nine months ended September 30, 2018 compared to the same period in 2017 due mainly to acquisitions of real estate and interest on notes receivable.
Expenses

Property operating expenses increased approximately $1.4 million, or 22.8%, for the nine months ended September 30, 2018 compared to the same period in 2017 mainly due to acquisitions of real estate which increased property operating expenses by approximately $1.2 million and increases in property taxes and maintenance and repairs on the remaining portfolio of approximately $0.2 million.

General and administrative expenses increased approximately $1.4 million, or 53.0%, for the nine months ended September 30, 2018 compared to the same period in 2017 due mainly to compensation-related expenses and occupancy costs related to our employees, including the amortization of non-vested restricted common shares issued under our 2014 Incentive Plan, as amended, and expenses related to the addition of employees.

Depreciation and amortization expense increased approximately $1.7 million, or 13.5%, for the nine months ended September 30, 2018 compared to the same period in 2017 due mainly to acquisitions which accounted for an increase of approximately $3.1 million, offset by a decrease in amortization of approximately $1.4 million due to fully depreciated real estate lease intangibles which generally have a shorter depreciable life than a building.

Interest expense

Interest expense increased approximately $1.6 million, or 54.7%, for the nine months ended September 30, 2018 compared to the same period in 2017 due mainly to the Company's borrowings under its Term Loans under the Company's Credit Facility. The Company borrowed $60.0 million in Term Loans in the first quarter of 2017 and borrowed the remaining $40.0 million in Term Loans in the first quarter of 2018 which are at higher interest rates than the Revolving Credit Facility repaid with the Term Loan proceeds.

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

The table below reconciles FFO to net income for the three and nine months ended September 30, 2018 and 2017, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, excepts per share amounts)	2018	2017	2018	2017
Net income	$1,999	$579	6,288	$1,958
Real estate depreciation and amortization	4,918	4,539	14,453	12,736
Total adjustments	4,918	4,539	14,453	12,736
Funds from Operations	$6,917	$5,118	$20,741	$14,694
Funds from Operations per Common Share-Basic	$0.39	$0.32	$1.17	$1.06
Funds from Operations per Common Share-Diluted	$0.39	$0.31	$1.16	$1.05
Weighted Average Common Shares Outstanding-Basic	17,669,681	16,241,986	17,695,688	13,884,476
Weighted Average Common Shares Outstanding-Diluted (1)	17,947,568	16,401,718	17,839,014	14,035,185

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

The Company's Credit Facility provides for a $150.0 million Revolving Credit Facility and $100.0 million in Term Loans, as well as an accordion feature which allows borrowings up to a total of $450.0 million, including the ability to add and fund additional term loans. Note 6 to the Condensed Consolidated Financial Statements provides more details on the Company's Credit Facility. At September 30, 2018, the Company had borrowed $100.0 million in

Term Loans and had $28.0 million outstanding under the Revolving Credit Facility with a remaining borrowing capacity of $122.0 million. At September 30, 2018, our debt to total book capitalization ratio was approximately 31.3%.

Acquisition Pipeline

The Company has 11 properties under definitive purchase agreements for an aggregate expected purchase price of approximately $24.0 million. The Company's expected aggregate returns on these investments range from approximately 9.0% to 9.5%. The Company anticipates the properties will close during the fourth quarter of 2018. However, the Company is currently performing due diligence procedures customary for these types of transactions and cannot provide assurance as to the timing of when, or whether, the transaction will actually close.

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

Universal Shelf S-3 Registration Statement

The Company has approximately $628.1 million remaining to be issued under its Form S-3 registration statement filed on September 13, 2016 with the Securities and Exchange Commission, and declared effective on September 26, 2016. The registration statement allows us to offer debt or equity securities (or a combination thereof) from time to time.

ATM Program

During the third quarter of 2018, the Company issued, through its ATM Program, 234,000 shares of common stock at an average gross sales price of $31.17 per share and received net proceeds of approximately $7.1 million, as discussed in more detail in Note 8 to the Condensed Consolidated Financial Statements. The proceeds were used to repay outstanding balances under the Company's Credit Facility and for general corporate purposes.

Operating Activities

Cash flows provided by operating activities for the nine months ended September 30, 2018 and 2017 were approximately $17.9 million and $15.4 million, respectively. Cash flows provided by operating activities were generally provided by contractual rents, net of expenses, on our real estate property portfolio.

Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2018 and 2017 were approximately $38.0 million and $98.7 million, respectively. During the nine months ended September 30, 2018, the Company invested in eight properties for an aggregate cash consideration of approximately $26.8 million and $4.5 million fair value of real estate received in foreclosure. In addition, the Company acquired $2.2 million of certain promissory notes secured by two facilities related to its Borrower, discussed in more detail in Note 5 to the Condensed Consolidated Financial Statements. During the nine months ended September 30, 2017, the Company invested in 22 properties for an aggregate purchase price of approximately $93.0 million, including approximately $92.6 million in cash consideration. The Company also acquired a property, adjacent to its corporate office, for a cash purchase price of approximately $0.9 million. The property is currently leased to a tenant but the Company intends to use the property for future expansion of its corporate office.

Financing Activities

Cash flows provided by financing activities for the nine months ended September 30, 2018 and 2017 were approximately $19.0 million and $99.2 million, respectively. During the nine months ended September 30, 2018, the Company borrowed the remaining $40.0 million under its Term Loans, had net repayments on its Revolving Credit Facility of $6.0 million, received net proceeds under its at-the-market equity offering program of approximately $7.1 million, and paid dividends totaling $21.9 million. During the nine months ended September 30, 2017, the Company amended its Credit Facility, borrowed $60.0 million in Term Loans, had net repayments on its Revolving Credit Facility of $51.0 million, paid dividends totaling $17.3 million, and completed an equity offering for net proceeds of approximately $108.7 million. The net proceeds from the equity offering were partially used to repay $58.0 million outstanding under the Company's Revolving Credit Facility.

Security Deposits

As of September 30, 2018, the Company held approximately $2.5 million in security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon the security deposits if there are any defaults under the leases.

Dividends

The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT.

On November 1, 2018, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.4050 per share. The dividend is payable on November 30, 2018 to stockholders of record on November 16, 2018. This rate equates to an annualized dividend of $1.62 per share.

On August 31, 2018, the Company paid a cash dividend in the amounts of $0.4025 per share to shareholders of record on August 17, 2018.

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

Changes In Internal Control Over Financial Reporting
There were no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
Sales Agency Agreement, dated August 7, 2018, by and among Community Healthcare Trust Incorporated and Sandler O'Neill & Partners, L.P., Evercore Group L.L.C., SunTrust Robinson Humphrey, Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, Fifth Third Securities, Inc. and Janney Montgomery Scott LLC, as sales agents (3)

31.1 *
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

(3)	Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on August 7, 2018.
_________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 6, 2018

COMMUNITY HEALTHCARE TRUST INCORPORATED

By:	/s/ Timothy G. Wallace
Timothy G. Wallace
Chief Executive Officer and President

By:	/s/ W. Page Barnes
W. Page Barnes
Executive Vice President and Chief Financial Officer