Form 10-K
period 2018-12-31
Community Healthcare Trust Inc
filed 2019-02-26
CIK 1631569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37401

Community Healthcare Trust Incorporated
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	46-5212033 (I.R.S. Employer Identification No.)
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No ☒
The aggregate market value of the shares of common stock (based upon the closing price of these shares on the New York Stock Exchange, Inc. on June 30, 2018) of the Registrant held by non-affiliates (for purposes of this calculation, all of the Registrant's directors and executive officers are deemed affiliates of the Registrant) on June 30, 2018 was approximately $516.3 million.

The Registrant had 18,719,192 shares of common stock, $0.01 par value per share, outstanding as of February 20, 2019.

________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. The Registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2018.

COMMUNITY HEALTHCARE TRUST INCORPORATED
FORM 10-K
December 31, 2018

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

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. You should not place undue reliance on any forward-looking statements, which speak only as of the date of this report. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this Annual Report on Form 10-K, except as required by applicable law. For a further discussion of these and other factors that could impact our future results, performance or transactions, see “Part I, Item 1A. Risk Factors."

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

Real Estate Investments

As of December 31, 2018, we had investments of approximately $444.9 million in 103 real estate properties located in 29 states, totaling approximately 2.2 million square feet in the aggregate. The real estate properties were approximately 88.8% leased at December 31, 2018 with a weighted average remaining lease term of approximately 6.8 years. The Company's real estate investments by geographic area are detailed in Note 2 to the Consolidated Financial Statements. The following table details the Company's real estate investments at December 31, 2018:

(Dollars in thousands)	Number of Properties	Gross Investment
Medical office buildings	35	$164,133
Physician clinics	20	49,625
Surgical centers and hospitals	15	75,788
Specialty centers	25	71,726
Behavioral facilities	7	66,551
Long-term acute care hospitals	1	14,928
	103	442,751
Corporate property	—	2,179
Total real estate investments	103	$444,930

Our investments in healthcare real estate are considered a single reportable segment as further discussed in Note 1 of Item 8 in this Annual Report on Form 10-K setting forth the required financial information.

Customer Concentrations

Our real estate portfolio is leased to a diverse tenant base. For the year ended December 31, 2018, none of our tenants individually accounted for 10% or more of our consolidated revenues. We have no control over the success or failure of our tenants' businesses and, at any time, any of our tenants may experience a downturn in its business that may weaken its financial condition.

Geographic Concentrations

The Company's portfolio is currently located in 29 states with approximately 42.4% of our consolidated revenues for the year ended December 31, 2018 derived from properties located in Illinois (18.9%), Ohio (13.4%), and Florida (10.1%). Such geographic concentrations could expose the Company to certain downturns in the economics of those states or other changes in the such states' respective real estate market conditions. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in any of these areas could have an effect on our overall business results. In the event of negative economic or other changes in any of these markets, our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares may be adversely affected. See each of the discussions under Item 1A, "Risk Factors," under the captions "Adverse economic or other conditions in the geographic markets in which we conduct business could negatively affect our occupancy levels and rental rates and have a material adverse effect on our operating results," and "A large percentage of our properties are located in Illinois, Ohio, and Florida, and changes in these markets may materially adversely affect us."

2018 Real Estate Investments

In 2018, the Company acquired 19 properties totaling approximately 286,000 square feet for an aggregate purchase price of approximately $55.1 million. The Company’s expected returns on these investments range from approximately 9% to 11%. As part of a bankruptcy settlement involving a tenant, the Company also provided a $23.0 million loan to a newly formed company, secured by all of the assets and ownership interests in seven long-term acute care hospitals and one inpatient rehabilitation hospital. See Notes 4 and 5 to the Consolidated Financial Statements for more detail on these investments.

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

•
Attractive and Disciplined Investment Focus.  We focus on healthcare facilities in our target submarkets which are off-market or lightly marketed transactions at purchase prices generally between $5 million and $30 million. We believe there is significantly less competition from existing REITs and institutional buyers for assets in these target submarkets than for comparable urban assets, thereby increasing the potential for more attractive risk-adjusted returns. In addition, we believe that healthcare-related real estate rents and valuations are less susceptible to changes in the general economy than many other types of commercial real estate due to favorable demographic trends and the need-based rise in healthcare expenditures, even during economic downturns.

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

•
Experienced Management Team.  Each of the members of our executive management team has over 30 years of healthcare, real estate and/or public REIT management experience. Led by Timothy G. Wallace, our Chairman, Chief Executive Officer and President, W. Page Barnes, our Executive Vice President and Chief Financial Officer, and Leigh Ann Stach, our Vice President-Financial Reporting and Chief Accounting Officer, our management team has significant experience in acquiring, owning, operating and managing healthcare facilities and providing full service real estate solutions for the healthcare industry. Prior to founding our company, Mr. Wallace was a co-founder and Executive Vice President of Healthcare Realty Trust (NYSE: HR). Between the initial public offering of HR in 1993 and his departure from HR in 2002, Mr. Wallace was integral in helping to grow HR to over $2 billion in assets. Mr. Barnes has held executive positions with acute care and behavioral hospital companies and directed healthcare lending for

AmSouth Bank. Ms. Stach has experience in public healthcare REIT accounting and financial reporting.

•
Growth Oriented Capital Structure. At December 31, 2018, we had $43.0 million outstanding on our revolving credit facility and had $100.0 million outstanding on our term loans under our second amended and restated Credit Agreement (collectively, our "Credit Facility") with a 35.2% debt-to-book capitalization ratio. In the future, in addition to equity and debt issuances, we may also use OP units of our operating partnership as currency to acquire additional properties from owners seeking to defer their potential taxable gain and diversify their holdings. We believe that the borrowing capacity under our Credit Facility, combined with our ability to use OP units as acquisition currency, provides us with significant financial flexibility to make opportunistic investments and fund future growth.

•
Significant Alignment of Interests.  We have structured the compensation of our board and management team to closely align their interests with the interests of our stockholders. The Company's named executive officers have elected to take 100% of their total compensation in restricted stock since the Company's initial public offering, or IPO, in May 2015, subject to an eight-year cliff-vesting period. The Company's board of directors have elected to take 88% of their total compensation in restricted stock since the Company's IPO, subject to a three-year cliff-vesting period. We believe that paying our board and management team with restricted stock that is subject to long-term cliff-vesting periods effectively aligns the interests of our board and management with those of our stockholders, creating significant incentives to maximize returns for our stockholders. In addition, concurrently with the completion of our IPO in May 2015 and our follow-on offering in 2016, Mr. Wallace purchased over $2.6 million in shares of our common stock and certain of our officers and directors purchased an aggregate of $450,000 in shares of our common stock in concurrent private placements in each case at a price per share equal to the price of the shares sold in the IPO or follow-on offering, as applicable. Further, Mr. Wallace has purchased 178,213 shares of our common stock under 10b5-1 plans that he had in place between 2016 and 2017, which we believe further aligns management's interests with our stockholders. Finally, we have adopted, and each officer and director has met, stock ownership guidelines that require our officers and directors to continuously own an amount of our common stock based on a multiple of such officer's annual base salary or such director's annual retainer, as applicable, other than one member of our board that joined the board during 2018.

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

Growth Strategy

We intend to continue to grow our portfolio of healthcare properties primarily through acquisitions of healthcare facilities in our target submarkets that provide stable revenue growth and predictable long-term cash flows. We generally focus on individual acquisition opportunities between $5 million and $30 million in off-market or lightly marketed transactions and do not intend to participate in competitive bidding or auctions of properties. We believe that there are abundant opportunities to acquire attractive healthcare properties in our target markets either from third-party owners of existing healthcare facilities or directly with healthcare providers through sale-leaseback transactions. We believe there is significantly less competition from existing REITs and institutional buyers for assets in these target submarkets than for comparable urban assets, thereby increasing the potential for attractive risk-adjusted returns. Furthermore, we may acquire healthcare properties on a non-cash basis in a tax efficient manner through the issuance of OP units as consideration for the transaction.

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

Tax Status

We have qualified as a REIT for U.S. federal income tax purposes since 2015, the year we began operations, and we expect that we will remain qualified as a REIT for U.S. federal income tax purposes for the year ending December 31, 2019. Our qualification as a REIT depends upon our ability to meet, on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code of 1986, as amended, or the Code, relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and that our manner of operations will enable us to continue to meet the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes for the year ending December 31, 2019.

As a REIT, we generally will not be subject to U.S. federal income tax on our taxable income that we distribute currently to our stockholders. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute on an annual basis at least 90% of their REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. If we fail to qualify for taxation as a REIT in any taxable year and do not qualify for certain statutory relief provisions, our income for that year will be subject to tax at regular corporate income tax rates, and we would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. Even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to state and local taxes on our income and assets and to U.S. federal income and excise taxes on our undistributed income. Additionally, any income earned by Community Healthcare Trust Services, Inc., our TRS, and any other TRSs that we form or acquire in the future will be fully subject to U.S. federal, state and local corporate income tax. See Government Regulation and Legislative Developments below for a discussion of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”) and Note 15 to the Consolidated Financial Statements for a discussion of the Tax Cuts and Jobs Act ("TCJA"), enacted on December 22, 2017, which reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018.

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

The Affordable Care Act also altered reimbursement from private insurers and managed care organizations. Networks continue to readjust, and all providers must ensure adequate market share in their respective areas to remain in the network created by many of the managed care organizations. Under the Affordable Care Act prior to the Trump Administration, individuals were required to obtain coverage or pay a penalty resulting in millions of more Americans obtaining coverage, usually through the healthcare exchanges (called the Marketplace) established to provide coverage in each state. The Trump Administration and Congress removed this mandate beginning in 2019. The Administration has also loosened rules to allow greater flexibility among insurers in the benefits offered, both lowering the costs of some plans but also limiting the coverage such plans offer. It is unclear at this time if increased competition from lowcost plans will damage the Marketplace, and how these changes will affect coverage rates in any particular state or locale. While the Trump Administration had decreased its focus on repealing the Affordable Care Act, a December 2018 federal court ruled the law unconstitutional. This decision is still being appealed by several states. There is continued uncertainty with respect to the impact the Trump Administration and the federal judiciary may have on the Affordable Care Act, and it could impact coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us and/or our tenants.

Section 603 of the Bipartisan Budget Act of 2015 lowered Medicare rates, effective January 1, 2017, for services provided in off-campus, provider-based outpatient departments, to the same level of rates for physician-office settings. Section 603 does not apply to facilities that billed at the lower Medicare rates on or before November 2, 2015 (the "grandfather clause") or that had a binding written agreement in place for the construction of the off-campus site before November 2, 2015 (the "mid-build exemption"). Section 603 reflects movement by the Congress and the Center for Medicare and Medicaid Services ("CMS") toward “site-neutral reimbursement” where Medicare rates across different facility-type settings are equalized. CMS finalized rules in 2018 to implement these changes. While changes such as Section 603 are expected to lower overall Medicare spending, our medical office buildings located on hospital campuses could become more valuable as hospital tenants keep their higher Medicare rates for on-campus outpatient services. However, we cannot predict the amount of benefit from these measures or if current and future federal budget negotiations will ultimately require similar site neutral changes in Medicare reimbursement rates for services provided in other facility-type settings.

Legislative Developments

Each year, legislative proposals for health policy are introduced in Congress and state legislatures, and regulatory changes are enacted by government agencies. These proposals, individually or in the aggregate, could significantly change the delivery of healthcare services, either nationally or at the state level, if implemented. Examples of significant legislation currently under consideration, recently enacted or in the process of implementation, include:

•	the Affordable Care Act and proposed amendments and any further repeal measures and related actions at the federal and state level;

•	the repeal of a portion of the Affordable Care Act (effective in 2019) for the mandate that all individual's purchase health insurance or pay a tax penalty;

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

•	the continued adoption by providers of federal standards for, and the associated audits of, the meaningful-use of electronic health records and the transition to ICD-10 coding;

•	an increased flexibility from the Trump Administration to grant Medicaid waivers, including work and job training requirements, which could decrease Medicaid coverage;

•	a continuing trend of provider consolidation and associated antitrust scrutiny; and

•	tax law changes affecting non-profit providers, including the 2017 act's effect on charitable contributions.

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

Employees

At December 31, 2018, we employed 16 people. The employees are not members of any labor union, and we consider our relations with our employees to be excellent.

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

ITEM 1A.    RISK FACTORS

Risks Related to Our Business

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

We cannot assure you that we will complete any pending acquisitions on the terms described in this report or other reports the Company may file or furnish in future SEC filings, because these transactions are subject to a variety of conditions, including, in the case of properties under contract, the execution of a mutually agreed-upon lease between us and the proposed tenant, our satisfactory completion of due diligence and the satisfaction of customary closing conditions. These transactions, whether or not successful, require substantial time and attention from management. Furthermore, the pending acquisitions require significant expense, including expenses for due diligence, legal and accounting fees and other costs. If we are unable to complete any potential acquisitions, we would still incur the costs associated with pursuing those investments, but would not generate the revenues and net operating income that we currently anticipate, which would adversely affect our ability to make distributions to our stockholders and could have a material adverse impact on our financial condition, results of operations and the market price of our common shares.

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

We cannot predict whether our tenants will renew existing leases beyond their current terms. At December 31, 2018, we had 38 leases scheduled to expire in 2019 and 37 leases scheduled to expire in 2020, which represent 9.6% and 9.1% of our total annualized lease revenue, respectively, for the year ended December 31, 2018. If any of our leases are not renewed, or are terminated prior to the contractual expiration date, we would attempt to lease those properties to another tenant at then-current market rates. However, following expiration of a lease term or if we exercise our right to replace a tenant in default, rental payments on the related properties could decline or cease altogether while we reposition the properties with a suitable replacement tenant. As such, we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our properties while they are being repositioned. Furthermore, our ability to reposition our properties with a suitable tenant could be significantly delayed or limited by state licensing, receivership, certificate of need, or CON, or other laws, as well as by the Medicare and Medicaid change-of-ownership rules. We could also incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings. In addition, our ability to locate suitable replacement tenants could be impaired by the specialized healthcare uses or contractual restrictions on use of the properties, and we may be required to spend substantial amounts to adapt the properties to other uses. Any such delays, limitations and expenses could adversely impact our ability to collect rent, obtain possession of leased properties or otherwise exercise remedies for tenant default and could have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock.

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

Of our investments in 103 properties, the properties located in Illinois, Ohio, and Florida provide, in the aggregate, approximately 42.4% of our annualized rent as of December 31, 2018. As a result of this geographic concentration, we are particularly exposed to downturns in the economies of those states or other changes in such states’ respective real estate market conditions. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in these states could have a disproportionate effect on our overall business results. In the event of negative economic or other changes in these markets, our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock may be materially and adversely affected.

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

Our investments in mortgage notes involve special risks relating to the particular borrower, and we will be at risk of loss on that investment, including losses as a result of a default on the mortgage note. These losses may be caused by many conditions beyond our control, including economic conditions affecting real estate values, tenant defaults and lease expirations, interest rate levels, adverse rulings of bankruptcy courts, and the other economic and liability risks associated with real estate. We do not know whether the values of the property securing any of our real estate related investments will remain at the levels existing on the dates we initially make the related investment. If the values of the underlying properties drop, our risk will increase and the values of our interests may decrease.

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

Cybersecurity incidents could disrupt our business and result in the unavailability or compromise of confidential information.

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

The Affordable Care Act's passage changed how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals and reduced Medicare program spending. The law reformed certain aspects of health insurance, expanded existing efforts to tie Medicare and Medicaid payments to performance and quality and contained provisions intended to strengthen fraud and abuse enforcement. In addition, the law requires skilled nursing facilities and nursing facilities to implement a compliance and ethics program for all employees and agents. The complexities and ramifications of the Affordable Care Act continue to unfold within our industry. Our revenues and financial condition, and those of our tenants, could be impacted by the current law’s complexity, lack of implementing regulations or interpretive guidance, gradual implementation and possible additional changes to the law. Further, we are unable to foresee how individuals and businesses will respond to the uncertain landscape or that landscape's effect on the reimbursement rates received by our tenants, the financial success of our tenants and strategic partners, and consequently the effect on us.

The Trump Administration has attempted to repeal portions of the Affordable Care Act and replace the current legislation with new legislation. While the Administration's efforts in 2017 and 2018 were largely unsuccessful, there is continued uncertainty with respect to the impact the Trump Administration may have, and it could impact coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act. Futher, a federal district court has recently ruled the Affordable Care Act unconstitutional, and the fate of the legislation remains subject to further appeal before federal appellate courts and perhaps the U.S. Supreme Court.

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

Sources of revenue for our tenants typically include Medicare, Medicaid, private insurance payers and health maintenance organizations. Healthcare providers continue to face increased government and private payer pressure to control or reduce healthcare costs and significant reductions in healthcare reimbursement, including reduced reimbursements and changes to payment methodologies under the Affordable Care Act. In some cases, private insurers rely upon all or portions of the Medicare payment systems to determine payment rates which may result in decreased reimbursement from private insurers. The Affordable Care Act and associated regulations continue to encourage increasing enrollment in plans offered by private insurers who choose to participate in state-run exchanges, but recent changes by the Trump Administration affecting Medicaid and the availability of lower cost, lower coverage plans creates uncertainty around private insurer costs and, thereby, payment rates to providers.

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

•	the federal False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government, including under the Medicare and Medicaid programs;

•	the federal Civil Monetary Penalties Law, which authorizes the Department of Health and Human Services, or HHS, to impose monetary penalties for certain fraudulent acts; and

•	state anti-kickback, anti-inducement, anti-referral and insurance fraud laws which may be generally similar to, and potentially more expansive than, the federal laws set forth above.

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

Breaches of personal information can result from deliberate attacks or unintentional events. More recently, there has been an increased level of attention focused on cyber-attacks focused on healthcare providers because of the vast amount of personally identifiable information they possess. Public awareness of privacy and security issues is increasing. Most healthcare providers, including all who accept Medicare and Medicaid, must comply with the Health Insurance Portability and Accountability Act, as amended (HIPAA), regulations regarding the privacy and security of protected health information. All 50 states also maintain laws focused on the privacy, security and notification requirements with regard to personally identifiable information, including health information. The

HIPAA regulations impose extensive administrative requirements on our tenants and their business associate vendors with regard to how such protected health information may be used and disclosed. Further, the regulations include extensive and complex regulations which require providers to establish reasonable and appropriate administrative, technical and physical safeguards to ensure the confidentiality, integrity and availability of protected health information. Providers are obligated under HIPAA and state law to notify individuals and the government if personal information is compromised. In addition to federal regulators, state attorneys general are also enforcing information security breaches. As of 2018, all 50 states have breach notification laws. In addition to state laws regarding confidentiality of medical information, several states are now focused on expanding state privacy laws. California recently enacted an expansion privacy law, to be effective January 1, 2020, whose effects on our tenant's businesses are still undetermined. These laws require our tenants to safeguard protected health information, and potentially other information, against reasonably anticipated threats or hazards to the information. HIPAA directs the Secretary of HHS to provide for periodic audits to ensure covered entities (and their business associates, as that term is defined under HIPAA) comply with the applicable HIPAA requirements.

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

As of December 31, 2018, we had $143.0 million outstanding under our Credit Facility, including our term loans. We do not anticipate that our internally generated cash flow will be adequate to repay our anticipated indebtedness upon maturity and, therefore, we expect to repay indebtedness through refinancings and future offerings of equity and debt securities, either of which we may be unable to secure on favorable terms or at all. Our level of debt and any limitations imposed upon us by our debt agreements could have adverse consequences, including the following:

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

As of December 31, 2018, our indebtedness represented approximately 34.6% of our total assets. Our current financing policy prohibits incurring debt (secured or unsecured) in excess of 40% of our total book capitalization. However, this debt limitation policy can be changed by our board of directors without stockholder approval and there are no provisions in our bylaws that limit our ability to incur indebtedness. We could alter the balance between our total outstanding indebtedness and the value of our properties at any time. If we become more highly leveraged, the resulting increase in outstanding debt could adversely affect our ability to make debt service payments, to pay our anticipated distributions and to make the distributions required to qualify as a REIT. The occurrence of any of the foregoing risks could adversely affect our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock.

Increases in interest rates may increase our interest expense and adversely affect our cash flows and our ability to service our indebtedness and to make distributions to our shareholders.

As of December 31, 2018, we had $43 million of variable-rate indebtedness outstanding that had not been swapped for a fixed interest rate and we expect that more of our indebtedness in the future, including borrowings under our Credit Facility, some of which may be subject to variable interest rates. Increases in interest rates on any variable rate indebtedness will increase our interest expense, which could adversely affect our cash flow and our ability to pay distributions.

The Company may enter into swap agreements from time to time that may not effectively reduce its exposure to changes in interest rates.

The Company may enter into swap agreements from time to time that may not effectively reduce its exposure to changes in interest rates. The Company entered into four swap agreements during 2017 and 2018 and may enter into such agreements in the future to manage some of its exposure to interest rate volatility. These swap agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements. In addition, these arrangements may not be effective in reducing the Company's exposure to changes in interest rates. In addition, we may be limited in the type and amount of hedging transactions that we may use in the future by our need to satisfy the REIT income tests under the Code. Failure to hedge effectively against interest rate changes may have an adverse effect on our business, financial condition, results of operations, our ability to make distributions to our shareholders and the market price of our common shares.

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

Our charter authorizes us to indemnify our present and former directors and officers for actions taken by them in those and other capacities to the maximum extent permitted by Maryland present and former law. Our bylaws obligate us to indemnify each present and former director or officer, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us. In addition, we may be obligated to advance the defense costs incurred by our director and officers. We have entered into indemnification agreements with our officers and directors, granting them express indemnification rights. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist absent the current provisions in our charter, bylaws and indemnification agreements or that might exist with other companies.

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

We believe that our operating partnership should be treated either as an entity disregarded from us or, after the admission of additional partners, if any, as a “partnership” for U.S. federal income tax purposes. As a disregarded entity or a partnership, our operating partnership will not be subject to U.S. federal income tax on its income. Instead, each of its partners will be allocated, and may be required to pay tax with respect to, its share of our operating partnership’s income. We cannot assure you that the IRS will not challenge the status of our operating partnership, or that a court would not sustain such a challenge. If the Internal Revenue Service, or IRS, were successful in treating our operating partnership as an entity taxable as a corporation, our operating partnership would be liable for U.S. federal and state corporate income taxes on its taxable income and we would fail to meet the gross income tests and certain of the asset tests applicable to REITs under the Code and cease to qualify as a REIT.

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

We have formed one TRS, and in the future, may form other TRSs for various reasons, including for the purpose of leasing “qualified healthcare properties” from us pursuant to the provisions of the REIT Investment Diversification and Empowerment Act of 2007, or RIDEA. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We will monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with the TRS ownership limitation and will structure any future transactions with any TRS on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above. However, there can be no assurance that we will be able to comply with such TRS ownership limitation or to avoid application of the 100% excise tax.

TRSs will increase our overall tax liability.

Our one TRS, and any TRSs that we may form or acquire in the future, including a TRS formed or acquired to lease “qualified healthcare properties” from us under the provisions of RIDEA, will be subject to federal and state income tax on its taxable income. Accordingly, although our ownership of a TRS may allow us to participate in income we otherwise could not receive directly as a REIT, such income would be fully subject to federal and state income tax.

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

Rents paid to us by third-party tenants and any TRS tenant that we may form or acquire in the future pursuant to the leases of our properties will constitute substantially all of our gross income. In order for such rent to qualify as “rents from real property” for purposes of the gross income tests applicable to REITs, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. If our leases are not respected as true leases for U.S. federal income tax purposes, we could fail to qualify as a REIT.

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

A non-U.S. stockholder generally is subject to U.S. income tax on our capital gain distributions attributable to our sales of U.S. real property interests under FIRPTA. However, if our common stock is regularly traded on an established securities market, such distributions will not be subject to such tax if such stockholder did not, at any time during the one-year period preceding the distribution, directly or indirectly own more than 5% of the value of our outstanding common stock. While we expect our stock will be regularly traded on an established securities market, if it is not so traded, or if we are unable to determine the level of ownership of a particular non-U.S. stockholder, we may be required to withhold 21% of any distribution to such stockholder that we designate as a capital gain dividend.

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

Effective January 1, 2018, among other things, the TCJA reduced the top corporate tax rate from 35% to 21%, allowed a deduction of up to 20% of qualified business income including qualified REIT dividends, eliminated the corporate alternative minimum tax, and placed certain additional limitations on the deductibility of interest expense. Additionally, the TCJA required that taxpayers using the accrual method for income tax accounting take into account certain items of income for income tax purposes no later than the time such items are taken into account as revenue for financial accounting purposes on certain financial statements. The application of this rule may require the accrual of income with respect to certain debt instruments on mortgage-based securities, such as original issue discount or mortgage discount, earlier than would be the case under the general tax rules, although the precise application of this rule is unclear at this time. The full effect of the TCJA on the real estate industry and our business are not yet known.

Risks Related to our Common Stock

The trading volume of our common stock may be volatile, and you may not be able to resell shares of our common stock at prices equal to or greater than the price you paid or at all.

Our common stock is listed on the NYSE. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur, and investors in our common stock may from time to time experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. If the market price of our common stock declines significantly, you may be unable to resell your shares at or above the price at which you purchased such shares. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future.

Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results or dividends;

•	changes in our FFO or earnings estimates;

•	publication of research reports about us or the real estate industry;

•	increases in market interest rates that lead purchasers of our shares to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any additional debt we incur in the future;

•	additions or departures of key management personnel;

•	actions by institutional stockholders;

•	speculation in the press or investment community;

•	the realization of any of the other risk factors presented in this report;

•	the extent of investor interest in our securities;

•	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	our underlying asset value;

•	investor confidence in the stock and bond markets generally;

•	changes in tax laws;

•	future equity issuances by us;

•	failure to meet earnings estimates;

•	failure to meet and maintain REIT qualification;

•	changes in our credit ratings; and

•	general market and economic conditions.

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

One of the factors that will influence the market price of our common stock will be the dividend yield on the common stock (as a percentage of the price of our common stock) relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates but are increasing, may lead prospective purchasers of our common stock to expect a higher dividend yield (with a resulting decline in the trading prices of our common stock) and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our common stock to decrease.

Our issuance of equity securities or the perception that such issuances might occur could materially adversely affect us, including the per share trading price of our common stock.

The vesting of any restricted shares granted to certain directors, executive officers and other employees under our 2014 Incentive Plan, as amended, (the "2014 Incentive Plan") and our Amended and Restated Alignment of Interest Program, the issuance of our common stock or OP Units in connection with future property, portfolio or business acquisitions and other issuances of our common stock could have an adverse effect on the market price of our common stock, and the existence of our common stock issuable under our 2014 Incentive Plan may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities. In addition, future issuances of our common stock may be dilutive to existing stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In addition to the information provided below, see Item 1, "Business," Note 2 to the Consolidated Financial Statements in Item 8 "Financial Statements and Supplementary Data," and Schedule III of Item 15 of this Annual Report on Form 10-K for more detailed information about the Company's properties as of December 31, 2018.

Scheduled Lease Expirations

As of December 31, 2018, the weighted average remaining years to maturity pursuant to the leases with our tenants was approximately 6.8 years, with expirations through 2034. The table below details scheduled lease expirations, as of December 31, 2018, for our properties for the periods indicated.

		Total Leased Square Footage		Annualized Lease Revenue
Year	Number of Leases Expiring	Amount	Percent (%)	Amount (in millions)	Percent (%)
2019	38	169,388	8.8%	$3,941	9.6%
2020	37	194,355	10.1%	3,744	9.1%
2021	23	172,701	8.9%	3,501	8.5%
2022	29	193,158	10.0%	4,185	10.2%
2023	36	210,555	10.9%	4,115	10.0%
2024	6	42,856	2.2%	1,178	2.9%
2025	11	116,188	6.0%	3,480	8.5%
2026	8	132,491	6.9%	3,179	7.7%
2027	2	18,651	1.0%	434	1.1%
2028	3	41,573	2.2%	592	1.4%
Thereafter	28	633,448	32.7%	12,662	30.8%
Month-to-Month	4	5,600	0.3%	85	0.2%
Totals	225	1,930,964	100.0%	$41,096	100.0%

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

ITEM 4.   MINE SAFETY DISCLOSURES

None.

PART II.
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company's common stock are traded on the New York Stock Exchange under the symbol "CHCT." At February 20, 2019, there were 20 stockholders of record.

Future dividends will be declared and paid at the discretion of the Board of Directors. The Company’s ability to pay dividends is dependent upon its ability to generate funds from operations and cash flows, and to make accretive new investments.

Stock Performance Graph

The following graph compares, over a measurement period beginning May 21, 2015 and ending on December 31, 2018, the cumulative total return on our common stock with the cumulative total return on the stocks included in (i) the Russell 3000 Index and (ii) the NAREIT All Equity REIT Index. The performance graph assumes that the value of the investment in our common stock, the Russell 3000 Index and the NAREIT All Equity REIT Index was $100 at May 21, 2015, the date our common stock began publicly trading on the New York Stock Exchange, and that all dividends were reinvested. There can be no assurance that our common stock performance will continue in the future with the same or similar trends depicted in the stock performance graph below. We will not make or endorse any predictions as to future stock performance.

	Period Ending
Index	5/21/2015	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Community Healthcare Trust Incorporated	$100.00	$95.98	$129.42	$167.99	$182.80
Russell 3000 Index	$100.00	$95.92	$108.14	$130.99	$124.12
NAREIT All Equity REIT Index	$100.00	$103.15	$112.05	$121.77	$116.84

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

	Year Ended December 31,
	2018	2017	2016	2015 (1)	For the Period from March 28, 2014 (inception) to December 31, 2014
(Amounts in thousands except per share data)
Statement of Operations Data:
Total revenues	$48,630	$37,343	$25,197	$8,632	$—
Total expenses	$35,190	$30,434	$21,328	$9,759	$—
Net income (loss)	$4,403	$3,510	$2,721	$(1,456)	$—

Diluted Income (loss) per share:
Income (loss) per diluted common share	$0.19	$0.19	$0.24	$(0.31)	$—
Weighted average common shares outstanding - Diluted	17,669	14,815	11,320	4,727	200

Balance Sheet Data (as of the end of the period):
Real estate properties, gross	$444,930	$388,486	$252,736	$132,967	$—
Real estate properties, net	$389,632	$352,350	$234,332	$127,764	$—
Mortgage notes receivable, net	$—	$10,633	$10,786	$10,897	$—
Total assets	$426,570	$385,766	$251,529	$142,803	$2
Debt, net	$147,766	$93,353	$51,000	$17,000	$—
Total stockholders' equity	$271,659	$283,374	$194,007	$122,270	$2

Other Data:
Funds from operations (2)	$23,769	$21,224	$15,912	$3,747	$—
Funds from operations per common share - Diluted (2)	$1.32	$1.41	$1.41	$0.79	$—
Dividends paid	$29,375	24,432	17,783	$3,928	$—
Dividends declared and paid per common share	$1.605	$1.565	$1.525	$0.517	$—

(1) The Company completed its initial public offering and began operations on May 27, 2015.
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

Real estate investments

During 2018, the Company invested in 19 real estate properties for an aggregate purchase price of approximately $55.1 million, including cash consideration of approximately $45.2 million, fair value of real estate received in foreclosure of approximately $4.5 million, and the assumption of mortgage debt on one of the properties of $5.4 million. Upon acquisition, the real estate properties were approximately 87.0% leased in the aggregate with lease expirations through 2033.

2019 Real estate acquisitions
In February 2019, the Company acquired two real estate properties totaling approximately 83,000 square feet for an aggregate purchase price and cash consideration of approximately $32.7 million. Upon acquisition, the properties were 100.0% leased in the aggregate with lease expirations in 2029.

Acquisition Pipeline

The Company has five properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $103.0 million. The Company's expected aggregate returns on these investments range from approximately 9.4% to 11.0%. The Company expects to close these properties through the end of 2019; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

The Company anticipates funding these investments with cash from operations, through proceeds from its Credit Facility or from net proceeds from additional debt or equity offerings.

Impairment of Note Receivable

During the second half of 2018, the Company started experiencing payment issues with the old operator of Highlands Hospital ("Highlands"). The Company learned in December 2018, that these issues were caused by a diversion of funds creating a material breach of our agreements. The Company took aggressive actions to protect its position and, in 2019, signed a Transition Agreement to transition the property to a new operator. In addition, the Company has signed a new lease with the new operator, effective upon the transfer of the licenses, which is anticipated to happen in the second quarter of 2019.

The Company has approximately $30.0 million invested at Highlands with $25.0 million in real estate and $5.0 million in a mezzanine loan that was incidental to the acquisition of the real estate.

Due to transitioning the property to a new operator, the Company has fully impaired the $5.0 million loan ($0.280 per diluted share of FFO) since the old operator will not repay the mezzanine loan and recorded a tax benefit of $1.3 million ($0.074 per diluted share of FFO). However, the new lease the Company has signed with the new operator is based on a $30.0 million valuation and the new rental rate is approximately equal to the rental rate with the old operator plus the interest on the mezzanine loan.

The Company is receiving monthly payments under the Transition Agreement which approximate the rental rate with the old operator plus the interest on the mezzanine loan. These payments are to continue as long as the Transition Agreement is in place. The Transition Agreement will terminate when the licenses are transferred to the new operator, at which time the new lease will become effective.

During 2018, the Company did not receive, and thus did not recognize as revenue:

◦	approximately one and a half monthly rental payments in cash, reimbursement of expenses and late fees totaling approximately $0.3 million ($0.018 per diluted share of FFO); and

◦	approximately four months of interest payments and late fees totaling approximately $0.2 million ($0.011 per diluted share of FFO).

In addition, since the Company entered into the Transition Agreement which anticipates the termination the lease with the old operator, the Company has written-off straight-line rent of approximately $0.2 million ($0.012 per diluted share of FFO) at December 31, 2018.
The Transition Agreement includes provisions for the Company to receive payment for the amounts it was due and not paid. The Company anticipates collecting the amounts enumerated above.

The transition is ongoing and should be concluded no later than the end of the second quarter of 2019 at which time the lease with the new operator should become effective. While there may be some short-term effect from timing of receipts or reimbursement of expenses, the Company does not anticipate any material adverse effect to its cash flows or net income on a going forward basis.

Purchase Option Provisions

Certain of the Company's leases provide the lessee with a purchase option or a right of first refusal to purchase the leased property. The purchase option provisions generally require the lessee to purchase the leased property at fair value or at an amount greater than the Company's gross investment in the leased property at the time of the purchase. At December 31, 2018, the Company had a gross investment of approximately $3.3 million in one real estate property with a purchase option exercisable at December 31, 2018 and has an aggregate gross investment at December 31, 2018 in four additional properties totaling approximately $5.3 million with purchase options that become exercisable during 2019.

ATM Program

On August 7, 2018, the Company entered into an at-the-market offering program ("ATM Program") with Sandler O'Neill & Partners, L.P., Evercore Group L.L.C., SunTrust Robinson Humphrey, Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, Fifth Third Securities Inc. and Janney Montgomery Scott LLC, as sales agents (collectively, the "Agents"), under which the Company may issue and sell shares of its common stock, having an aggregate gross sales price of up to $100.0 million, from time to time through or to one or more of the Agents, as may be determined by the Company in its sole discretion, subject to the terms and conditions of the Agreement and applicable law.

During 2018, the Company issued, through its ATM Program, 334,700 shares of common stock at an average gross sales price of $31.07 per share and received net proceeds of approximately $10.0 million after deducting commissions and offering expenses paid by the Company, as discussed in Note 8 to the Consolidated Financial Statements. The proceeds were used to repay outstanding balances under the Company's Credit Facility, to fund investments, and for general corporate purposes.

Credit Facility

The Company's Credit Facility is by and among Community Healthcare OP, LP, the Company, the lenders from time to time party thereto, and SunTrust Bank, as Administrative Agent. The Credit Facility provides for a $150.0 million revolving credit facility (the "Revolving Credit Facility") and $100.0 million in term loans (the "Term Loans"). The Credit Facility, through the accordion feature, allows borrowings up to a total of $450.0 million, including the ability to add and fund additional term loans. The Revolving Credit Facility matures on August 9, 2019 and includes two 12-month options to extend the maturity date of the Revolving Credit Facility, subject to the satisfaction of certain conditions. The Term Loans include a five-year term loan facility in the aggregate principal amount of $50.0 million (the "5-Year Term Loan"), which matures on March 29, 2022, and a seven-year term loan facility in the aggregate principal amount of $50.0 million (the "7-Year Term Loan"), which matures on March 29, 2024. At December 31, 2018, the Company had $43.0 million outstanding under the Revolving Credit Facility with a remaining borrowing capacity of $107.0 million and a weighted average interest rate of approximately 4.41%. At December 31, 2018, the Company had drawn the full $100.0 million under the Term Loans which had a fixed weighted average interest rate under the swaps of approximately 4.45%. See Note 6 to the Consolidated Financial Statements for more details on the Credit Facility.

Lease Expirations

As of December 31, 2018, approximately 8.5% to 10.2% of our leases will expire in each of the next 5 years. Management expects that many of the tenants will renew their leases, but in cases where they do not renew, the

Company believes it will generally be able to re-lease the space to existing or new tenants without significant loss of rental income.

Contractual Obligations

The Company’s material contractual obligations at December 31, 2018 are included in the table below. At December 31, 2018, the Company had no long-term capital lease or purchase obligations.

(Dollars in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving Credit Facility (1)	$44,407	$44,407	$—	$—	$—
Terms Loans (2)	118,992	4,445	61,703	52,844	—
Mortgage note payable	8,101	631	1,894	5,576	—
Tenant improvements (3)	2,806	2,806	—	—	—
Capital improvements	377	377	—	—	—
	$174,683	$52,666	$63,597	$58,420	$—
____________
(1)The amounts shown include interest at the weighted average interest rate at December 31, 2018 and the unused fee interest assuming the credit facility remains at $43.0 million through its maturity.
(2)The amounts shown include interest at the current fixed rates through the in-place cash flow hedges assuming the term loans remain at $100.0 million outstanding through maturity.
(3)In addition to the amounts in the table above, the Company has tenant improvement allowances included in leases with its tenants totaling approximately $1.4 million that it could be obligated to reimburse the tenants for if the tenants completed such improvements.

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

As of December 31, 2018, we had invested approximately $444.9 million in 103 real estate properties, which are located in 29 states and total approximately 2.2 million square feet. During 2018, we acquired 19 real estate properties which in the aggregate were 87.0% leased for cash consideration of approximately $45.2 million. During 2017, we acquired 28 real estate properties for cash consideration of approximately $133.5 million.

Year Ended December 31, 2018 Compared to December 31, 2017

The table below shows our results of operations for the year ended December 31, 2018 compared to the same period in 2017 and the effect of changes in those results from period to period on our net income.

	For the Year Ended December 31,		Increase (Decrease) to Net Income
	2018	2017	$	%
REVENUES
Rental income	$40,149	$31,071	$9,078	29.2%
Tenant reimbursements	6,377	5,071	1,306	25.8%
Mortgage interest	—	1,022	(1,022)	(100.0)%
Other operating interest	2,104	179	1,925	n/m
	48,630	37,343	11,287	30.2%
EXPENSES
Property operating	9,944	8,682	(1,262)	(14.5)%
General and administrative	5,707	4,020	(1,687)	(42.0)%
Depreciation and amortization	19,539	17,732	(1,807)	(10.2)%
	35,190	30,434	(4,756)	(15.6)%

INCOME BEFORE INCOME TAXES AND OTHER ITEMS	13,440	6,909	6,531	n/m
Gain on sale of real estate	295	—	295	n/m
Interest expense	(6,299)	(3,948)	(2,351)	(59.5)%
Impairment of note receivable	(5,000)	—	(5,000)	n/m
Income tax benefit	1,547	478	1,069	n/m
Interest and other income, net	420	71	349	n/m
NET INCOME	$4,403	$3,510	$893	n/m
___________
n/m-not meaningful.

Revenues

Revenues increased approximately $11.3 million or 30.2%, for the year ended December 31, 2018 compared to the same period in 2017 due mainly to the following:

•	Acquisitions during 2018 contributed revenues of approximately $2.5 million in 2018; and

•	Acquisitions during 2017 contributed an increase in revenues of approximately $8.5 million in 2018.

Expenses

Property operating expenses increased approximately $1.3 million, or 14.5%, for the year ended December 31, 2018 compared to the same period in 2017 mainly due to the following:

•	Acquisitions during 2018 accounted for an increase of approximately $0.5 million in 2018; and

•	Acquisitions during 2017 accounted for an increase of approximately $0.9 million in 2018.

General and administrative expenses increased approximately $1.7 million, or 42.0%, for the year ended December 31, 2018 compared to the same period in 2017 due mainly to compensation-related expenses and occupancy costs related to our employees and corporate office, including the amortization of non-vested restricted common shares issued under the 2014 Incentive Plan and expenses related to the addition of employees.

Depreciation and amortization expense increased approximately $1.8 million, or 10.2%, for the year ended December 31, 2018 compared to the same period in 2017 due mainly to the following:

•	Depreciation and amortization related to properties acquired during 2018 accounted for an increase of approximately $1.2 million in 2018;

•	Depreciation and amortization related to properties acquired during 2017 accounted for an increase of approximately $3.3 million in 2018; and

•	Real estate intangible assets acquired in 2015 and 2016 that became fully depreciated resulted in a decrease of approximately $2.7 million in 2018.

Gain on sale of real estate

During the fourth quarter of 2018, the Company disposed of a 61,000 square foot physician clinic in Alabama, received net proceeds of approximately $3.2 million, and recognized a gain of approximately $0.3 million. The Company disposed of the property pursuant to the tenant's exercise of its purchase option on the property.

Interest expense

Interest expense increased approximately $2.4 million, or 59.5%, for the year ended December 31, 2018 compared to the same period in 2017 due mainly to the following:

•
In the first quarter of 2017, the Company borrowed $60.0 million in Term Loans and borrowed the remaining $40.0 million in Term Loans in the first quarter of 2018. These Term Loans resulted in additional interest expense in 2018 of approximately $1.9 million;

•
The Company amended its Credit Facility in the first quarter of 2017 and in the first quarter of 2018 resulting in additional financing fees which the Company deferred and are amortizing through the maturity date of the Credit Facility. The Company recognized additional amortization in 2018 related to these fees of approximately $0.1 million; and

•	Interest expense related to our Revolving Credit Facility increased approximately $0.3 million due mainly to higher interest rates and a higher weighted average debt balance in 2018 compared to 2017.

Impairment of note receivable

The Company recorded a $5.0 million impairment related to a mezzanine note with one of its operators. See Note 11 to the Consolidated Financial Statements for details.

Income tax benefit

The Company recorded income tax benefits generally related to the impairment of a mezzanine note in 2018 and deferred compensation in both 2018 and 2017.

Year Ended December 31, 2017 Compared to December 31, 2016

The table below shows our results of operations for the year ended December 31, 2017 compared to the same period in 2016 and the effect of changes in those results from period to period on our net income.

	For the Year Ended December 31,		Increase (Decrease) to Net Income
	2017	2016	$	%
REVENUES
Rental income	$31,071	$18,999	$12,072	63.5%
Tenant reimbursements	5,071	4,564	507	11.1%
Mortgage interest	1,022	1,634	(612)	(37.5)%
Other operating interest	179	—	179	n/m
	37,343	25,197	12,146	48.2%
EXPENSES
Property operating	8,682	4,744	(3,938)	(83.0)%
General and administrative	4,020	3,383	(637)	(18.8)%
Depreciation and amortization	17,732	13,201	(4,531)	(34.3)%
	30,434	21,328	(9,106)	(42.7)%

INCOME BEFORE INCOME TAXES AND OTHER ITEMS	6,909	3,869	3,040	n/m
Interest expense	(3,948)	(1,178)	(2,770)	n/m
Income tax benefit	478	—	478	n/m
Interest and other income, net	71	30	41	n/m
NET INCOME	$3,510	$2,721	$789	29.0%
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

General and administrative expenses

General and administrative expenses increased approximately $0.6 million or 18.8%, for the year ended December 31, 2017 compared to the same period in 2016 due mainly to compensation-related expenses and occupancy costs related to our employees and corporate office, including the amortization of non-vested restricted common shares issued under the 2014 Incentive Plan and expenses related to the addition of employees.

Depreciation and amortization expense

Depreciation and amortization expense increased approximately $4.5 million or 34.3%, for the year ended December 31, 2017 compared to the same period in 2016 due mainly to the following:

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

Income tax benefit

The Company recorded an income tax benefit related to deferred compensation in 2017.

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

Sources and Uses of Cash

The Company derives most of its revenues from its real estate property and notes receivable portfolio, collecting rental income, operating expense reimbursements and note interest based on contractual arrangements with its tenants and borrowers. These sources of revenue represent our primary source of liquidity to fund our dividends, general and administrative expenses, property operating expenses, interest expense on our Credit Facility and other expenses incurred related to managing our existing portfolio and investing in additional properties. To the extent additional resources are needed, the Company will fund its investment activity generally through equity or debt issuances either in the public or private markets or through proceeds from our Credit Facility.

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

Operating Activities

Cash flows provided by operating activities for the years ended December 31, 2018, 2017 and 2016 were approximately $24.4 million, $22.1 million, and $14.9 million, respectively. Cash flows provided by operating activities for the years ended December 31, 2018, 2017 and 2016 were generally provided by contractual rents and mortgage interest, net of property operating expenses not reimbursed by the tenants and general and administrative expenses.

Investing Activities

Cash flows used in investing activities for the years ended December 31, 2018, 2017 and 2016 were approximately $53.5 million, $147.6 million, and $117.1 million, respectively. During 2018, the Company invested in 19 real estate properties for an aggregate cash consideration of approximately $45.2 million and $4.5 million fair value of real estate received in foreclosure. In addition, the Company acquired $2.2 million of certain promissory notes secured by two facilities related to its Borrower, discussed in more detail in Note 5 to the Consolidated Financial Statements. During 2017, the Company invested in 28 real estate properties and acquired a property adjacent to its corporate office for cash consideration of approximately $133.5 million and funded or purchased notes totaling approximately $13.8 million. During 2016, the Company invested in 17 real estate properties for cash consideration of approximately $103.2 million and funded one mortgage note for approximately $12.4 million.

Financing Activities

Cash flows provided by financing activities for the years ended December 31, 2018, 2017 and 2016 were approximately $29.3 million, $126.0 million, and $101.7 million, respectively. During 2018, 2017 and 2016, the Company paid dividends totaling $29.4 million, $24.4 million and $17.8 million, respectively. During 2018, 2017 and 2016, the Company completed equity offerings, including offerings under its at-the-market program in 2018, resulting in net proceeds, net of underwriters' discount and offering costs, of approximately $10.0 million, $108.6 million and $86.1 million, respectively. During 2018, the Company borrowed, on a net basis, $9.0 million on its Revolving Credit Facility, in 2017, the Company repaid, on a net basis, approximately $17.0 million, and in 2017, the Company borrowed, on a net basis $34.0 million. During 2018 and 2017, the Company also borrowed $40.0 million and $60.0 million in Term Loans under its Credit Facility. The net proceeds from these equity offerings and borrowings under its Credit Facility were used to invest in the Company's real estate assets.

Credit Facility

The Company's Credit Facility is by and among Community Healthcare OP, LP, the Company, the lenders from time to time party thereto, and SunTrust Bank, as Administrative Agent. The Credit Facility provides for a $150.0 million Revolving Credit Facility and $100.0 million in Term Loans. The Credit Facility, through the accordion feature, allows borrowings up to a total of $450.0 million, including the ability to add and fund additional term loans. The Revolving Credit Facility matures on August 9, 2019 and includes two 12-month options to extend the maturity date of the Revolving Credit Facility, subject to the satisfaction of certain conditions. The Term Loans include a five-year term loan facility in the aggregate principal amount of $50.0 million, which matures on March 29, 2022, and a seven-year term loan facility in the aggregate principal amount of $50.0 million, which matures on March 29, 2024.

At December 31, 2018, the Company had $43.0 million outstanding under the Revolving Credit Facility with a remaining borrowing capacity of $107.0 million and a weighted average interest rate of approximately 4.41%. At December 31, 2018, the Company had drawn the full $100.0 million under the Term Loans which had a fixed weighted average interest rate under the swaps of approximately 4.45%.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. The Company was in compliance with its financial covenants under its Credit Facility as of December 31, 2018. See Note 6 to the Consolidated Financial Statements for more details on the Credit Facility.

In addition, the Company was in compliance with its current internal financing policy that generally limits incurring debt (secured or unsecured) in excess of 40% of its total book capitalization.

Universal Shelf S-3 Registration Statement

In September 2016, the Company filed a registration statement on Form S-3 that will allow us to offer debt or equity securities (or a combination thereof) of up to $750.0 million from time to time. The Company has approximately $625.0 million remaining that could be issued under the Form S-3 registration statement.

2019 Real estate acquisitions
In February 2019, the Company acquired two real estate properties totaling approximately 83,000 square feet for an aggregate purchase price and cash consideration of approximately $32.7 million. Upon acquisition, the properties were 100.0% leased in the aggregate with lease expirations in 2029.

Acquisition Pipeline

The Company has five properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $103.0 million. The Company's expected aggregate returns on these investments range from approximately 9.4% to 11.0%. The Company expects to close these properties through the end of 2019; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

The Company anticipates funding these investments with cash from operations, through proceeds from its Credit Facility or from net proceeds from additional debt or equity offerings.

Security Deposits

As of December 31, 2018, the Company held approximately $1.2 million in security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon the security deposits if there are any defaults under the leases.

Dividends

The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT.

During 2018, 2017 and 2016, the Company paid cash dividends in the amounts of $1.605 per share, $1.565 per share and $1.525 per share, respectively.

On February 7, 2019, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.4075 per share. The dividend is payable on March 1, 2019 to stockholders of record on February 22, 2019.
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

The table below reconciles net income to FFO. Net income for the year ended December 31, 2016, included approximately $0.8 million, or $0.07 per diluted common share, of transaction costs related to the Company's acquisitions during 2016. Transaction costs on our real estate acquisitions were capitalized beginning in 2017 due to the adoption of Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2018	2017	2016
Net income	$4,403	$3,510	$2,721
Real estate depreciation and amortization	19,661	17,714	13,191
Gain from sale of depreciable real estate	(295)	—	—
Total adjustments	19,366	17,714	13,191
Funds from Operations	$23,769	$21,224	$15,912
Funds from Operations per Common Share-Basic	$1.35	$1.43	$1.42
Funds from Operations per Common Share-Diluted	$1.32	$1.41	$1.41
Weighted Average Common Shares Outstanding-Basic	17,669	14,815	11,238
Weighted Average Common Shares Outstanding-Diluted (1)	17,943	15,002	11,320
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

Asset Impairments

The Company may need to assess the potential for impairment of identifiable, definite-lived, intangible assets and long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicates that the carrying value might not be fully recoverable. Indicators of impairment may include significant under-

performance of an asset relative to historical or expected operating results; significant changes in the Company’s use of assets or the strategy for its overall business; plans to sell an asset before its depreciable life has ended; the expiration of a significant portion of leases in a property; or significant negative economic trends or negative industry trends for the Company or its operators. In addition, the Company’s review for possible impairment may include those assets subject to purchase options and those impacted by casualties, such as tornadoes and hurricanes. If management determines that the carrying value of the Company’s assets may not be fully recoverable based on the existence of any of the factors above, or others, management would measure and record an impairment charge based on the estimated fair value of the property or the estimated fair value less costs to sell the property.

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

As of December 31, 2018, the Company's Revolving Credit Facility and Term Loans were based on variable interest rates while its notes receivable and mortgage note payable bore interest at a fixed rate. The Company has entered into interest rate swaps to fix the interest rates on its Term Loans.

The following table provides information regarding the sensitivity of certain of the Company’s financial instruments, as described above, to market conditions and changes resulting from changes in interest rates. For purposes of this analysis, sensitivity is demonstrated based on hypothetical 10% changes in the underlying market interest rates.

			Impact on Earnings and Cash Flows
(Dollars in thousands)	Outstanding Principal Balance at December 31, 2018	Calculated Annual Interest Expense	Assuming 10% Increase in Market Interest Rates	Assuming 10% Decrease in Market Interest Rates
Variable Rate Debt:
Revolving Credit Facility	$43,000	$1,897	$(190)	$190
5-Year Term Loan (1)	$50,000	$2,074	$—	$—
7-Year Term Loan (1)	$50,000	$2,268	$—	$—
___________
(1) As of December 31, 2018, the Company had interest rate swaps that fixed the interest rates of each of the 5-Year and 7-Year Term Loans, therefore, changes in the interest rate will not impact our earnings or cash flows.

		Fair Value
(Dollars in thousands)	Outstanding Principal Balance at December 31, 2018	December 31, 2018	Assuming 10% Increase in Market Interest Rates	Assuming 10% Decrease in Market Interest Rates	December 31, 2017
Fixed Rate Receivables/Payable:
Mortgage Note Receivable (1)	$—	$—	$—	$—	$10,633
Notes Receivable (1)	$24,110	$23,936	$21,543	$26,330	$16,018
Mortgage Note Payable (1)	$5,391	$5,307	$4,776	$5,838	$—
___________
(1) Level 2 - Fair value based on quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. The Company has material contracts that are indexed to USD-LIBOR and is monitoring this activity and evaluating the related risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Community Healthcare Trust Incorporated
Franklin, Tennessee

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Community Healthcare Trust Incorporated (the “Company”) and subsidiaries as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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
Nashville, Tennessee
February 26, 2019

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	December 31,
	2018	2017
ASSETS
Real estate properties
Land and land improvements	$50,270	$44,419
Buildings, improvements, and lease intangibles	394,527	343,955
Personal property	133	112
Total real estate properties	444,930	388,486
Less accumulated depreciation	(55,298)	(36,136)
Total real estate properties, net	389,632	352,350
Cash and cash equivalents	2,007	2,130
Restricted cash	385	—
Mortgage note receivable, net	—	10,633
Other assets, net	34,546	20,653
Total assets	$426,570	$385,766

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Debt, net	$147,766	$93,353
Accounts payable and accrued liabilities	3,196	4,056
Other liabilities	3,949	4,983
Total liabilities	154,911	102,392

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 450,000,000 shares authorized; 18,634,502 and 18,085,798 shares issued and outstanding at December 31, 2018 and 2017, respectively	186	181
Additional paid-in capital	337,180	324,303
Cumulative net income	9,178	4,775
Accumulated other comprehensive income	633	258
Cumulative dividends	(75,518)	(46,143)
Total stockholders’ equity	271,659	283,374
Total liabilities and stockholders' equity	$426,570	$385,766

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016
REVENUES
Rental income	$40,149	$31,071	$18,999
Tenant reimbursements	6,377	5,071	4,564
Mortgage interest	—	1,022	1,634
Other operating interest	2,104	179	—
	48,630	37,343	25,197

EXPENSES
Property operating	9,944	8,682	4,744
General and administrative	5,707	4,020	3,383
Depreciation and amortization	19,539	17,732	13,201
	35,190	30,434	21,328

INCOME BEFORE INCOME TAXES AND OTHER ITEMS	13,440	6,909	3,869
Gain on sale of real estate	295	—	—
Interest expense	(6,299)	(3,948)	(1,178)
Impairment of note receivable	(5,000)	—	—
Income tax benefit	1,547	478	—
Interest and other income, net	420	71	30
NET INCOME	$4,403	$3,510	$2,721

INCOME PER COMMON SHARE
Net income per common share – Basic	$0.19	$0.19	$0.24
Net income per common share – Diluted	$0.19	$0.19	$0.24
WEIGHTED AVERAGE COMMON SHARE OUTSTANDING-BASIC	17,668,696	14,815,258	11,238,437
WEIGHTED AVERAGE COMMON SHARE OUTSTANDING-DILUTED	17,668,696	14,815,258	11,319,505

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016

NET INCOME	$4,403	$3,510	$2,721
Other comprehensive income:
Increase (decrease) in fair value of cash flow hedges	182	(144)	—
Reclassification of amounts recognized as interest expense	193	402	—
Total other comprehensive income	375	258	—
COMPREHENSIVE INCOME	$4,778	$3,768	$2,721

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Cumulative Net Income (Loss)	Accumulated Other Comprehensive Income	Cumulative Dividends	Total Stockholders' Equity
Balance at December 31, 2015	—	$—	7,596,940	$76	$127,578	$(1,456)	$—	$(3,928)	$122,270
Issuance of common stock, net of offering costs	—	—	5,175,000	52	86,073	—	—	—	86,125
Stock-based compensation	—	—	216,542	2	672	—		—	674
Net loss	—	—	—	—	—	2,721		—	2,721
Dividends to common stockholders ($1.525 per share)	—	—	—	—	—	—		(17,783)	(17,783)
Balance at December 31, 2016	—	$—	12,988,482	$130	$214,323	$1,265	$—	$(21,711)	$194,007
Issuance of common stock, net of offering costs	—	—	4,887,500	49	108,508	—	—	—	108,557
Stock-based compensation	—	—	209,816	2	1,472	—	—	—	1,474
Unrecognized loss on cash flow hedges	—	—	—	—	—	—	(144)	—	(144)
Reclassification adjustment for losses included in net income (interest expense)	—	—	—	—	—	—	402	—	402
Net income	—	—	—	—	—	3,510	—	—	3,510
Dividends to common stockholders ($1.565 per share)	—	—	—	—	—	—	—	(24,432)	(24,432)
Balance at December 31, 2017	—	$—	18,085,798	$181	$324,303	$4,775	$258	$(46,143)	$283,374
Issuance of common stock, net of offering costs	—	—	334,700	3	10,027	—	—	—	10,030
Stock-based compensation	—	—	214,004	2	2,850	—	—	—	2,852
Unrecognized gain on cash flow hedges	—	—	—	—	—	—	182	—	182
Reclassification adjustment for losses included in net income (interest expense)	—	—	—	—	—	—	193	—	193
Net income	—	—	—	—	—	4,403	—	—	4,403
Dividends to common stockholders ($1.605 per share)	—	—	—	—	—	—	—	(29,375)	(29,375)
Balance at December 31, 2018	—	$—	18,634,502	$186	$337,180	$9,178	$633	$(75,518)	$271,659
See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES
Net income	$4,403	$3,510	$2,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,168	18,153	13,383
Stock-based compensation	2,852	1,474	674
Straight-line rent	(1,212)	(1,303)	(606)
Provision for bad debts, net of recoveries	60	67	155
Gain on sale of real estate property	(295)	—	—
Impairment of note receivable	5,000	—	—
Reduction in contingent purchase price	—	(5)	(1,279)
Deferred income tax benefit	(1,547)	(478)	—
Changes in operating assets and liabilities:
Other assets	(2,222)	(1,090)	(1,956)
Accounts payable and accrued liabilities	(1,251)	402	2,127
Other liabilities	(1,515)	1,397	(290)
Net cash provided by operating activities	24,441	22,127	14,929

INVESTING ACTIVITIES
Acquisitions of real estate	(45,185)	(133,505)	(103,206)
Disposition of real estate	3,176	—	—
Acquisition and funding of mortgage and other notes receivable	(2,201)	(13,750)	(12,406)
Funding of notes receivable	(4,833)	—	—
Proceeds from repayments on notes receivable	92	833	104
Capital expenditures on existing real estate properties	(4,557)	(1,132)	(1,579)
Net cash used in investing activities	(53,508)	(147,554)	(117,087)

FINANCING ACTIVITIES
Net borrowings (repayments) on revolving credit facility	9,000	(17,000)	34,000
Term loan borrowings	40,000	60,000	—
Dividends paid	(29,375)	(24,432)	(17,783)
Proceeds from issuance of common stock	10,187	109,168	86,805
Equity issuance costs	(157)	(611)	(680)
Debt issuance costs	(326)	(743)	(634)
Settlement of contingent purchase price	—	(393)	—
Net cash provided by financing activities	29,329	125,989	101,708
Increase (decrease) in cash and cash equivalents and restricted cash	$262	$562	$(450)
Cash and cash equivalents and restricted cash, beginning of period	2,130	1,568	2,018
Cash and cash equivalents and restricted cash, end of period	$2,392	$2,130	$1,568

Supplemental Cash Flow Information:
Interest paid	$5,564	$3,125	$564
Invoices accrued for construction, tenant improvement and other capitalized costs	$71	$209	$28
Reclassification between accounts and notes receivable	$861	$615	$—
Reclassification of registration statement costs incurred in prior year to equity issuance costs	$147	$—	$—
Conversion of mortgage note upon acquisition of real estate property	$—	$—	$12,500
Increase in fair value of cash flow hedges	$182	$144	$—
Fair value of property received in foreclosure	$4,541	$—	$—
Notes and mortgage receivable payments utilized to originate note receivable (see footnote 5)	$18,167	$—	$—
Interest accrued to notes receivable	$235	$—	$—
Assumption of mortgage note payable	$5,391	$—	$—
See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 1—Summary of Significant Accounting Policies

Business Overview

Community Healthcare Trust Incorporated (the ‘‘Company’’, ‘‘we’’, ‘‘our’’) was organized in the State of Maryland on March 28, 2014. The Company is a fully-integrated healthcare real estate company that owns and acquires real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers in our target submarkets. As of December 31, 2018, the Company had investments of approximately $444.9 million in 103 real estate properties located in 29 states, totaling approximately 2.2 million square feet in the aggregate. Square footage, property count, and occupancy percentage disclosures in the consolidated financial statements are unaudited.

Principles of Consolidation

Our Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries, and may also include joint ventures, partnerships and variable interest entities, or VIEs, where the Company controls the operating activities. Management must make judgments regarding the Company's level of influence or control over an entity and whether or not the Company is the primary beneficiary of a VIE. Consideration of various factors include, but is not limited to, the Company's ability to direct the activities that most significantly impact the entity's governing body, the size and seniority of the Company's investment, and the Company's ability to replace the manager and/or liquidate the entity. Management's ability to correctly assess its influence or control over an entity when determining the primary beneficiary of a VIE affects the presentation of these entities in the Company's Consolidated Financial Statements. If it is determined that the Company is the primary beneficiary of a VIE, the Company's Consolidated Financial Statements would include the operating results of the VIE rather than the results of the variable interest in the VIE. Untimely or inaccurate financial information provided to the Company or deficiencies in the VIEs internal control over financial reporting could impact the Company's Consolidated Financial Statements and its own internal control over financial reporting. See Notes 5 and 11 regarding VIEs identified by the Company related to its mortgage note and notes receivable.

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

Notes to Consolidated Financial Statements - Continued

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents includes short-term investments with original maturities of three months or less when purchased. Restricted cash consists of amounts held by our lender to provide for future real estate tax, insurance expenditures and tenant improvements related to one property. The carrying amount approximates fair value due to the short term maturity of these investments. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Company's Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

	December 31,
(Dollars in thousands)	2018	2017
Cash and cash equivalents	$2,007	$2,130
Restricted cash	385	—
Cash and cash equivalents and restricted cash	$2,392	$2,130

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

Notes to Consolidated Financial Statements - Continued

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

Long-lived Asset Impairments

The Company assesses the potential for impairment of identifiable, definite-lived, intangible assets and long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicates that the carrying value might not be fully recoverable. Indicators of impairment may include significant under-performance of an asset relative to historical or expected operating results; significant changes in the Company’s use of assets or the strategy for its overall business; plans to sell an asset before its depreciable life has ended; the expiration of a significant portion of leases in a property; or significant negative economic trends or negative industry trends for the Company or its operators. In addition, the Company’s review for possible impairment may include those assets subject to purchase options and those impacted by casualties, such as tornadoes and hurricanes. If management determines that the carrying value of the Company’s assets may not be fully recoverable based on the existence of any of the factors above, or others, management would measure and record an impairment charge based on the estimated fair value of the property or the estimated fair value less costs to sell the property. No impairments on long-lived assets were recorded during the years ended December 31, 2018, 2017 or 2016.

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

Notes to Consolidated Financial Statements - Continued

Our notes receivable were valued based on market rates for similar instruments in the market, a Level 2 input.

Our mortgage note payable was valued based on market rates for similar instruments in the market, a Level 2 input.

Lease Accounting

We, as lessor, make a determination with respect to each of our leases whether they should be accounted for as operating leases or capital leases. The classification criteria is based on estimates regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic useful life of the facilities, the existence of a bargain purchase option, and certain other terms in the lease agreements. We believe all of our leases should be accounted for as operating leases. Payments received under operating leases are accounted for in the Consolidated Statements of Income as rental income for actual cash rent collected plus or minus straight-line adjustments, such as lease escalators. Assets subject to operating leases are reported as real estate investments in the Consolidated Balance Sheets.

Many of our leases contain fixed or formula-based rent escalators. To the extent that the escalator increases are tied to a fixed index or rate, lease payments are accounted for on a straight-line basis over the life of the lease.

Revenue Recognition

Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), also referred to as Topic 606, establishes a comprehensive model to account for revenues arising from contracts with customers. ASU 2014-09 applies to all contracts with customers, except those that are within the scope of other guidance, such as real estate leases and financial instruments. ASU 2014-09 requires companies to perform a five-step analysis of transactions to determine when and how revenue is recognized. The Company adopted ASU 2014-09 using the "modified retrospective" method effective January 1, 2018; as such, the Company applied the guidance only to the most recent period presented in the financial statements.

The primary source of revenue for the Company is generated through its leasing arrangements with its tenants and through notes with its borrowers, which are covered under other accounting guidance. The Company's rental and interest income is recognized based on contractual arrangements with its tenants and borrowers. Rental income is recognized as earned over the life of the lease agreement on a straight-line basis. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue in amounts more or less than amounts currently due from tenants. If management determines that the collectability of straight-line rents is not reasonably assured, the amount of future revenue recognized may be limited to amounts contractually owed and, where appropriate, establish an allowance for estimated losses.

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

Notes to Consolidated Financial Statements - Continued

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

The Company evaluates collectability of its notes receivable and records allowances as necessary. A note is impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan as scheduled, including both contractual interest and principal payments. This assessment also includes an evaluation of the loan collateral. If a mortgage loan becomes past due, the Company will review the specific circumstances and may discontinue the accrual of interest on the loan. The loan is not returned to accrual status until the debtor has demonstrated the ability to continue debt service in accordance with the contractual terms. Loans placed on non-accrual status will be accounted for on a cash basis, in which income is recognized only upon the receipt of cash, or on a cost-recovery basis, in which all cash receipts reduce the carrying value of the loan, based on the Company's expectation of future collectability. The Company had one note on non-accrual status at December 31, 2018, discussed in more detail in Note 11, but had no other notes on non-accrual status or available for sale at December 31, 2018, 2017 or2016.

Stock-Based Compensation

The Company's 2014 Incentive Plan, as amended (the "2014 Incentive Plan") is intended to attract and retain qualified persons upon whom, in large measure, our sustained progress, growth and profitability depend, to motivate the participants to achieve long-term company goals and to more closely align the participants’ interests with those of our other stockholders by providing them with a proprietary interest in our growth and performance. The three distinct programs under the 2014 Incentive Plan are the Amended and Restated Alignment of Interest Program, the Amended and Restated Executive Officer Incentive Program and the Non-Executive Officer Incentive Program. Our executive officers, officers, employees, consultants and non-employee directors are eligible to participate in the 2014 Incentive Plan. The 2014 Incentive Plan increases, on an annual basis, the number of shares of common stock available for issuance to an amount equal to 7% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year. The 2014 Incentive Plan is administered by the Company’s compensation committee, which interprets the 2014 Incentive Plan and has broad discretion to select the eligible persons to whom awards will be granted, as well as the type, size and terms and conditions of each award, including the number of shares subject to awards and the expiration date of, and the vesting schedule or other restrictions (including, without limitation, restrictive covenants) applicable to, awards. The Company recognizes share-based payments to its directors and employees in its Consolidated Statements of Income on a straight-line basis over the shorter of the requisite service period, retirement eligibility date, or other period as deemed appropriate based on the fair value of the award on the measurement date.

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

Notes to Consolidated Financial Statements - Continued

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

Income Taxes

The Company has elected to be taxed as a real estate investment trust ("REIT"), as defined under the Internal Revenue Code of 1986, as amended (the "Code"). The Company and one subsidiary have also elected for that subsidiary to be treated as a taxable REIT subsidiary ("TRS"), which is subject to federal and state income taxes. No provision has been made for federal income taxes for the REIT; however, the Company has recorded income tax expense or benefit for the TRS to the extent applicable. The Company intends at all times to qualify as a REIT under the Code. The Company must distribute at least 90% per annum of its REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles) and meet other requirements to continue to qualify as a REIT. See further discussion in Note 15.

Effective January 1, 2018, under legislation from the Tax Cuts and Jobs Act of 2017, the maximum U.S. federal corporate income tax rate was reduced from 35% to 21%. Accordingly, to the extent that the activities of our taxable
REIT subsidiary generates taxable income in future periods, it may be subject to lower U.S. federal income tax rates.

The Company classifies interest and penalties related to uncertain tax positions, if any, in the Consolidated Statements of Income as a component of general and administrative expenses. No such amounts were recognized during 2018, 2017 or 2016.

The Company is subject to audit by the Internal Revenue Service and by state taxing authorities for the years ended December 31, 2017, 2016, and 2015.

Sales and Use Taxes

The Company must pay sales and use taxes to certain state tax authorities based on rent collected from tenants in properties located in those states. The Company is generally reimbursed for those taxes by those tenants. The Company accounts for the payments to the taxing authority and subsequent reimbursement from the tenant on a net basis, included in tenant reimbursement revenue on the Company’s Consolidated Statements of Income.

Notes to Consolidated Financial Statements - Continued

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

New Accounting Pronouncements

Lease Accounting

In February 2016, the FASB issued ASU 2016-02, Leases; in January 2018, the FASB issued ASU 2018-01, Leases - Land Easement Practical Expedient for Transition to Topic 842; in July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases - Targeted Improvements; and in December 2018, the FASB issued ASU 2018-20, Narrow-Scope Improvements for Lessors. This group of ASUs is collectively referred to as Topic 842 and is effective for the Company beginning January 1, 2019. Topic 842 supersedes the existing standards for lease accounting (Topic 840, Leases).

The Company expects to elect the practical expedients provided by Topic 842, including:

•
the package of practical expedients that allows an entity not to reassess upon adoption (i) whether an expired or existing contract contains a lease, (ii) whether a lease classification related to expired or existing lease arrangements, and (iii) whether costs incurred on expired or existing leases qualify as initial direct costs, and

•
as a lessor, the practical expedient not to separate certain non-lease components, such as common area maintenance, from the lease component if (i) the timing and pattern of transfer are the same for the non-lease component and associated lease component, and (ii) the lease component would be classified as an operating lease if accounted for separately.

Topic 842 requires lessees to record most leases on their balance sheet through a right-of-use ("ROU") model, in which a lessee records a ROU asset and a lease liability on their balance sheet. Leases that are less than 12 months or are clearly insignificant do not need to be accounted for under the ROU model. Lessees will account for leases as

Notes to Consolidated Financial Statements - Continued

financing or operating leases, with the classification affecting the timing and pattern of expense recognition in the income statement. Lease expense will be recognized based on the effective interest method for leases accounted for as finance leases and on a straight-line basis over the term of the lease for leases accounted for as operating leases. The Company expects that most of the leases where the Company is the lessee will be accounted for as operating leases. At December 31, 2018, the Company is the lessee under one ground lease that would require accounting under the ROU model. Upon adoption of Topic 842, the Company expects to record a ROU asset and corresponding lease liability of approximately $0.1 million on its Consolidated Balance Sheet.

The accounting by a lessor under Topic 842 is largely unchanged from that of Topic 840. Under Topic 842, lessors will continue to account for leases as a sales-type, direct-financing, or operating. A lease will be treated as a sale if it is considered to transfer control of the underlying asset to the lessee. A lease will be classified as direct-financing if risks and rewards are conveyed without the transfer of control. Otherwise, the lease is treated as an operating lease. Topic 842 requires accounting for a transaction as a financing in a sale leaseback when the seller-lessee is provided an option to purchase the property from the landlord at the tenant's option. The Company expects that this provision could change the accounting for these types of leases in the future. Topic 842 also includes the concept of separating lease and nonlease components. Under Topic 842, nonlease components, such as common area maintenance, would be accounted for under Topic 606 and separated from the lease payments. However, the Company will elect the lessor practical expedient allowing the Company to not separate these components when certain conditions are met. With this election, the Company expects to combine tenant reimbursements with rental income on its Consolidated Income Statements. Further, the Company has historically only capitalized direct leasing costs, such as leasing commissions. While the new standard revises the treatment of indirect leasing costs and permits the capitalization and amortization only of direct leasing costs, the Company does not expect an impact to its financial statements related to the capitalization of leasing costs. Also, the Narrow-Scope Improvements for Lessors under ASU 2018-20 allows the Company to continue to exclude from revenue, costs paid by our tenants on our behalf directly to third parties, such as property taxes and insurance.

Topic 842 provides two transition alternatives. The Company expects to apply this standard based on the prospective optional transition method, in which comparative periods will continue to be reported in accordance with Topic 840. The Company also anticipates expanded disclosures upon adoption, as the the new standard requires more extensive quantitative and qualitative disclosures as compared to Topic 840 for both lessees and lessors.

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, companies will be required to use a new current expected credit loss ("CECL") model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, companies will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. Companies will have to disclose significantly more information, including information they use to track credit quality by year of origination for most financing receivables. Companies will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This standard is effective for the Company on January 1, 2020 with early adoption permitted. In August 2018, the FASB issued a proposal that would amend the ASU to clarify that receivables arising from leases would not be within the scope of the ASU but rather would be accounted for under the leasing standard. The Company continues to monitor the FASB's activity relating to this ASU.

Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments

On January 1, 2018, we adopted ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows and ASU 2016-18, Restricted Cash (“ASU 2016-18”), which requires an entity to show the changes in total cash, cash equivalents, restricted cash and restricted

Notes to Consolidated Financial Statements - Continued

cash equivalents in the statement of cash flows. We adopted these ASUs by applying a retrospective transition method which required a restatement of our Consolidated Statement of Cash Flows for all periods presented.

Note 2—Real Estate Investments

As of December 31, 2018, the Company had investments of approximately $444.9 million in 103 real estate properties. The following table summarizes the Company's investments.

(Dollars in thousands)	Number of Facilities	Land and Land Improvements	Buildings, Improvements, and Lease Intangibles	Personal Property	Total	Accumulated Depreciation
Medical office buildings:
Florida	5	$4,608	$29,278	$—	$33,886	$4,110
Ohio	6	3,638	26,407	—	30,045	5,162
Texas	3	3,115	15,470	—	18,585	4,255
Illinois	2	1,136	11,831	—	12,967	2,449
Kansas	3	2,455	14,931	—	17,386	4,045
Iowa	1	2,241	9,010	—	11,251	2,204
Other states	15	4,355	35,658	—	40,013	4,108
	35	21,548	142,585	—	164,133	26,333
Physician clinics:
Kansas	2	610	6,921	—	7,531	1,382
Illinois	6	2,888	9,475	—	12,363	394
Florida	4	253	9,484	—	9,737	826
Other states	8	2,175	17,819	—	19,994	3,227
	20	5,926	43,699	—	49,625	5,829
Surgical centers and hospitals
Louisiana	1	1,683	21,353	—	23,036	1,111
Michigan	2	637	8,277	—	8,914	2,340
Illinois	2	2,349	8,222	—	10,571	1,219
Florida	1	271	7,057	—	7,328	693
Arizona	2	576	5,389	—	5,965	1,505
Other states	7	2,130	17,844	—	19,974	3,825
	15	7,646	68,142	—	75,788	10,693
Specialty centers
Illinois	3	3,482	24,732	—	28,214	1,717
Other states	22	5,170	38,342	—	43,512	6,772
	25	8,652	63,074	—	71,726	8,489
Behavioral facilities:
West Virginia	1	2,138	22,897	—	25,035	734
Illinois	1	1,300	18,803	—	20,103	1,215
Indiana	2	1,126	6,040	—	7,166	312
Other states	3	1,411	12,836	—	14,247	412
	7	5,975	60,576	—	66,551	2,673
Long-term acute care hospitals:
Indiana	1	523	14,405	—	14,928	1,049
	1	523	14,405	—	14,928	1,049
Corporate property	—	—	2,046	133	2,179	232
Total real estate investments	103	$50,270	$394,527	$133	$444,930	$55,298

Notes to Consolidated Financial Statements - Continued

Depreciation expense was $10.1 million, $7.6 million and $4.5 million, respectively, for the years ended December 31, 2018, 2017 and 2016, which is included in depreciation and amortization expense on the Company's Consolidated Statements of Income. Depreciation and amortization of real estate assets and liabilities in place as of December 31, 2018, is recognized on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives at December 31, 2018 are as follows:

Land improvements	1 - 20 years
Buildings	20 - 40 years
Building improvements	3.0 - 39.8 years
Tenant improvements	2.1 - 14.4 years
Lease intangibles	0.7 - 13.7 years
Personal property	3 -10 years

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

Future Minimum Lease Payments

Future minimum lease payments under the non-cancelable operating leases due the Company for the years ending December 31, as of December 31, 2018, are as follows (in thousands):

2019	$39,473
2020	36,587
2021	33,452
2022	29,814
2023	25,211
2024 and thereafter	133,172
$297,709

Revenue Concentrations

The Company's real estate portfolio is leased to a diverse tenant base. At December 31, 2018 and 2017, the Company had no customers that accounted for more than 10% of its consolidated revenues.

The Company's portfolio is currently located in 29 states with approximately 42.4% of its consolidated revenues for the year ended December 31, 2018 derived from properties located in Illinois (18.9%), Ohio (13.4%), and Florida (10.1%).

Purchase Option Provisions

Certain of the Company's leases provide the lessee with a purchase option or a right of first refusal to purchase the leased property. The purchase option provisions generally require the lessee to purchase the leased property at fair value or at an amount greater than the Company's gross investment in the leased property at the time of the purchase. One of the company's tenants exercised a purchase option during the year ended December 31, 2018. See Note 4 for details. At December 31, 2018, the Company had a gross investment of approximately $3.3 million in one real estate property with a purchase option exercisable at December 31, 2018 and has an aggregate gross investment

Notes to Consolidated Financial Statements - Continued

at December 31, 2018 in four additional properties totaling approximately $5.3 million with purchase options that become exercisable during 2019.

Straight-line rental income

Rental income is recognized as earned over the life of the lease agreement on a straight-line basis. Straight-line rent included in rental income was approximately $1.3 million, $1.3 million, and $0.6 million, respectively, for the years ended December 31, 2018, 2017 and 2016.

Operating expense recoveries

The Company accrues operating expense recoveries, or tenant reimbursements, based on the contractual terms of its leases and late fees based on the contractual terms of its leases or notes, as applicable. Operating expense recoveries were approximately $6.4 million, $5.1 million, and $4.6 million respectively, and late fees, included in rental income, were approximately $0.3 million, $0.1 million, and $0.2 million, respectively, for the years ended December 31, 2018, 2017 and 2016.

Deferred revenue

Income received but not yet earned is deferred until such time it is earned. Deferred revenue, included in other liabilities on the Consolidated Balance Sheets, was approximately $1.6 million, $1.1 million and $0.8 million, respectively, at December 31, 2018, 2017, and 2016.

Note 4—Real Estate Acquisitions and Dispositions

2018 Real Estate Acquisitions

The Company's acquisitions for 2018 included the following, all of which we accounted for as asset acquisitions:

During the fourth quarter of 2018, the Company acquired 11 real estate properties totaling approximately 143,000 square feet for an aggregate purchase price of approximately $24.1 million, including cash consideration of approximately $18.5 million and the assumption of mortgage debt on one of the properties of $5.4 million. See Note 6 for more details on mortgage debt. Upon acquisition, the properties were 96.6% leased in the aggregate with lease expirations ranging from 2019 through 2028. Amounts reflected in revenues and net income for the three months ended December 31, 2018 for these properties were approximately $389,397 and $70,390, respectively. Transaction costs totaling approximately $0.5 million related to these acquisitions were capitalized in the period and included in real estate assets.

During the third quarter of 2018, the Company acquired two real estate properties totaling approximately 37,000 square feet for an aggregate purchase price and cash consideration of approximately $6.7 million. Upon acquisition, the properties were 93.4% leased in the aggregate with lease expirations ranging from 2021 through 2023. Amounts reflected in revenues and net income for the year ended December 31, 2018 for these properties were approximately $314,083 and $43,597, respectively. Transaction costs totaling approximately $0.1 million related to these acquisitions were capitalized in the period and included in real estate assets.

During the second quarter of 2018, the Company acquired three real estate properties totaling approximately 68,000 square feet for an aggregate purchase price of approximately $11.7 million, including cash consideration of approximately $7.7 million and $4.5 million fair value of real estate received in foreclosure. Upon acquisition, two of the properties were 100% leased in the aggregate with lease expirations ranging from 2020 through 2026, and one property previously secured a mortgage note receivable held by the Company. See Note 5 for more detail on this property. Amounts reflected in revenues and net income for the year ended December 31, 2018 for these properties were approximately $0.8 million and $0.4 million, respectively. Transaction costs totaling approximately $0.2 million related to these acquisitions were capitalized in the period and included in real estate assets.

Notes to Consolidated Financial Statements - Continued

During the first quarter of 2018, the Company acquired three real estate properties totaling approximately 38,000 square feet for an aggregate purchase price and cash consideration of approximately $12.7 million. Upon acquisition, the properties were 100% leased in the aggregate with lease expirations ranging from 2018 through 2033. Amounts reflected in revenues and net income for the year ended December 31, 2018 for these properties were approximately $1.0 million and $0.5 million, respectively. Transaction costs totaling approximately $0.1 million related to these acquisitions were capitalized in the period and included in real estate assets.

The following table summarizes the estimated relative fair values of the assets acquired and liabilities assumed in the property acquisitions for the year ended December 31, 2018.

	Estimated Fair Value	Estimated Useful Life
	(In thousands)	(In years)
Land and land improvements	$6,301	2 - 15
Building and building improvements	39,912	20 - 40
Intangibles:
At-market lease intangibles	8,870	1.8 -7.2
Above-market lease intangibles	171	7.1
Below-market lease intangibles	(51)	2.8
Total intangibles	8,990
Accounts receivable and other assets assumed	6,931
Accounts payable, accrued liabilities and other liabilities assumed (1)	(510)
Mortgage note receivable repaid	(10,633)
Mortgage debt assumed	(5,391)
Prorated rent, interest and operating expense reimbursement amounts collected	(415)
Total cash consideration	$45,185

(1) Includes security deposits received.

2018 Real Estate Disposition

During the fourth quarter of 2018, the Company disposed of a 61,000 square foot physician clinic in Alabama, received net proceeds of approximately $3.2 million, and recognized a gain of approximately $0.3 million. The Company disposed of the property pursuant to the tenant's exercise of its purchase option on the property.

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

Notes to Consolidated Financial Statements - Continued

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

Amounts reflected in revenues and net income for the year ended December 31, 2017 for the properties acquired during 2017 were approximately $5.9 million and $2.4 million, respectively. Transaction costs totaling approximately $1.0 million related to these acquisitions were capitalized in the period as part of the real estate assets and approximately $36,000 was expensed related to the mezzanine note and note purchased.

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

Notes to Consolidated Financial Statements - Continued

inpatient rehabilitation hospital that, along with a series of investments by the management of Newco, allowed Newco to acquire certain assets of the Borrower.

Also, on April 25, 2018, $10.95 million for the promissory notes discussed above and approximately $0.26 million of interest on those promissory notes and approximately $0.25 million in fees and reimbursement of expenses and approximately $6.7 million principal and accrued interest related to its mortgage note receivable were satisfied with proceeds from the loan. In addition, the Company received title to the property previously financed by the mortgage note receivable at an approximate $4.5 million valuation. No impairment was recognized by the Company.

Note 6— Debt, net

The table below details the Company's debt as of December 31, 2018 and December 31, 2017.

	Balance as of
(Dollars in thousands)	December 31, 2018	December 31, 2017	Maturity Dates

Revolving Credit Facility	$43,000	$34,000	8/19
5-Year Term Loan, net	49,759	29,685	3/22
7-Year Term Loan, net	49,722	29,668	3/24
Mortgage Note Payable	5,285	—	5/24
	$147,766	$93,353

The Company's second amended and restated credit facility (the "Credit Facility") is by and among Community Healthcare OP, LP, the Company, the lenders from time to time party thereto, and SunTrust Bank, as Administrative Agent. The Company’s material subsidiaries are guarantors of the obligations under the Credit Facility. The Credit Facility provides for a $150.0 million revolving credit facility (the "Revolving Credit Facility") and $100.0 million in term loans (the "Term Loans"). The Credit Facility, through the accordion feature, allows borrowings up to a total of $450.0 million, including the ability to add and fund additional term loans. The Revolving Credit Facility matures on August 9, 2019 and includes two 12-month options to extend the maturity date of the Revolving Credit Facility, subject to the satisfaction of certain conditions. The Term Loans include a five-year term loan facility in the aggregate principal amount of $50.0 million (the "5-Year Term Loan"), which matures on March 29, 2022, and a seven-year term loan facility in the aggregate principal amount of $50.0 million (the "7-Year Term Loan"), which matures on March 29, 2024.

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

Amounts outstanding under the Revolving Credit Facility, as amended, bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 1.75% to 2.50% or (ii) a base rate plus 0.75% to 1.50%, in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.25% of the amount of the unused portion of the Revolving Credit Facility if amounts borrowed are greater than 33.3% of the borrowing capacity under the Revolving Credit Facility and 0.35% of the unused portion of the Revolving Credit Facility if amounts borrowed are less than or equal to 33.3% of the borrowing capacity under the Revolving Credit Facility. At December 31, 2018, the Company had $43.0 million outstanding under the Revolving Credit Facility with a remaining borrowing capacity of $107.0 million and a weighted average interest rate of approximately 4.41%.

Notes to Consolidated Financial Statements - Continued

Amounts outstanding under the Term Loans, as amended, bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 1.95% to 2.65% or (ii) a base rate plus 0.95% to 1.65%, in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.35% of the amount of the unused portion of the Term Loans. The Company entered into interest rate swaps to fix the interest rates on the original Term Loan amounts drawn in 2017. On March 29, 2018, the Company borrowed the remaining $40.0 million, in equal amounts, available under its 5-Year and 7-Year Term Loans, repaid $40.0 million of its Revolving Credit Facility, and concurrently entered into interest rate swap agreements that fixed the interest rates on the additional $40.0 million drawn, resulting in fixed interest rates under the Term Loans ranging from 4.5790% to 4.6255%. See Note 7 for more details on the interest rate swaps. At December 31, 2018, the Company had drawn the full $100.0 million under the Term Loans which had a fixed weighted average interest rate under the swaps of approximately 4.45%. The Company was in compliance with its financial covenants under its Credit Facility as of December 31, 2018.

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

As of December 31, 2018, the Company had four outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk for notional amounts totaling $100.0 million. The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2018 and 2017.

	Asset Derivatives Fair Value at			Liability Derivatives Fair Value at
(in thousands)	December 31, 2018	December 31, 2017	Balance Sheet Classification	December 31, 2018	December 31, 2017	Balance Sheet Classification
Interest rate swaps	$902	$258	Other assets	$98	$—	Other Liabilities

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and is subsequently reclassified to interest expense in the period that the hedged forecasted transaction affects earnings.

Notes to Consolidated Financial Statements - Continued

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s Term Loans. During the next twelve months, the Company estimates that an additional $0.3 million will be reclassified from other comprehensive income ("OCI") as a decrease to interest expense.

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the for the year ended December 31, 2018 and 2017.

	For the Year Ended December 31,
(Dollars in thousands)	2018	2017
Amount of unrealized gain (loss) recognized in OCI on derivative	$182	$(144)
Amount of loss reclassified from accumulated OCI into interest expense	$193	$402
Total Interest Expense presented in the Consolidated Statements of Income in which the effects of the cash flow hedges are recorded	$6,299	$3,948

Credit-risk-related Contingent Features

As of December 31, 2018, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $0.1 million. As of December 31, 2018, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company terminated these interest rate swaps, it would pay or receive the approximate aggregate termination value of the swaps at the time of the termination, which was approximately $0.1 million at December 31, 2018.

Note 8—Stockholders’ Equity

Common Stock

The following table provides a reconciliation of the beginning and ending common stock balances for the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended December 31,
	2018	2017	2016
Balance, beginning of period	18,085,798	12,988,482	7,596,940
Issuance of common stock	334,700	4,887,500	5,175,000
Restricted stock issued	214,004	209,816	216,542
Balance, end of period	18,634,502	18,085,798	12,988,482
ATM Program
On August 7, 2018, the Company entered into an at-the-market offering program ("ATM Program") with Sandler O’Neill & Partners, L.P., Evercore Group L.L.C., SunTrust Robinson Humphrey, Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, Fifth Third Securities, Inc. and Janney Montgomery Scott LLC, as sales agents (collectively, the “Agents”), under which the Company may issue and sell shares of its common stock, having an aggregate gross sales price of up to $100.0 million, from time to time through or to one or more of the Agents, as may be determined by the Company in its sole discretion, subject to the terms and conditions of the agreement and applicable law.

During 2018, the Company issued, through its ATM Program, 334,700 shares of common stock at an average sales price of $31.07 per share and received net proceeds of approximately $10.0 million after deducting commissions and offering expenses paid by the Company. As of December 31, 2018, the Company had approximately $89.6 million remaining that may be issued under the ATM Program.

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

Universal Shelf S-3 Registration Statement

In September 2016, the Company filed a registration statement on Form S-3 that will allow us to offer debt or equity securities (or a combination thereof) of up to $750.0 million from time to time. The Company has approximately $625.0 million remaining that could be issued under the Form S-3 registration statement.

Dividends Declared

During 2018, the Company declared and paid dividends totaling $1.605 per common share as shown in the table below.

Declaration Date	Record Date	Date Paid	Amount Per Share
February 1, 2018	February 16, 2018	March 2, 2018	$0.3975
May 3, 2018	May 18, 2018	June 1, 2018	$0.4000
August 1, 2018	August 17, 2018	August 31, 2018	$0.4025
November 1, 2018	November 16, 2018	November 30, 2018	$0.4050

During 2017, the Company declared and paid dividends totaling $1.565 per common share.

Note 9—Income Per Common Share

The following table sets forth the computation of basic and diluted income per common share.

	Year Ended December 31,
	2018	2017	2016
(Dollars in thousands, except per share data)
Net income	$4,403	$3,510	$2,721
Participating securities' share in earnings	(1,061)	$(731)	$—
Net income, less participating securities' share in earnings	$3,342	$2,779	$2,721

Weighted Average Common Shares Outstanding
Weighted average common shares outstanding	18,311,177	15,268,612	11,478,883
Unvested restricted shares	(642,481)	(453,354)	(240,446)
Weighted average common shares outstanding–Basic	17,668,696	14,815,258	11,238,437
Weighted average common shares–Basic	17,668,696	14,815,258	11,238,437
Dilutive potential common shares	—	—	81,068
Weighted average common shares outstanding –Diluted	17,668,696	14,815,258	11,319,505

Basic Income per Common Share	$0.19	$0.19	$0.24

Diluted Income per Common Share	$0.19	$0.19	$0.24

Notes to Consolidated Financial Statements - Continued

Note 10—Incentive Plan

2014 Incentive Plan

The 2014 Incentive Plan authorizes the Company to award shares equal to 7% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year, or 1,266,005 shares of common stock (the "Plan Pool"), for 2018, to its employees and directors. The 2014 Incentive Plan will continue until terminated by the Company's Board of Directors or March 31, 2024. As of December 31, 2018, the Company had issued a total of 575,772 restricted shares under the Incentive Pool for compensation-related awards to its employees and directors, with 690,233 authorized shares remaining which had not been issued. Shares issued under the 2014 Incentive Plan are generally subject to long-term, fixed vesting periods of three to eight years. If an employee or director voluntarily terminates his or her relationship with the Company or is terminated for cause before the end of the vesting period, the shares are forfeited, at no cost to the Company. Once the shares have been granted, the recipient of the shares has the right to receive dividends and the right to vote the shares.

Alignment of Interest Program

The Amended and Restated Alignment of Interest Program (the “Alignment of Interest Program”), amended in late 2016 by the Company's Board of Directors, authorizes the Company to issue 500,000 shares of the Company’s common stock to its employees and directors in lieu of the employee's or director's cash compensation (the "Program Pool"), at their election. As of December 31, 2018, the Company had issued a total of 150,347 restricted shares under the Program Pool in lieu of cash compensation to its employees and directors, with 349,653 authorized shares remaining which had not been issued.

The Company's Alignment of Interest Program is designed to provide the Company's employees and directors with an incentive to remain with the Company and to incentivize long-term growth and profitability. Under the Alignment of Interest Program, employees may elect to defer up to 100% of their base salary and other compensation and directors may elect to defer up to 100% of their director fees, subject to the 2014 Incentive Plan's long-term, fixed vesting periods. The number of shares granted will be increased through a Company match depending on the length of the vesting period selected by the employee or director. Employees may select vesting periods of three years, five years, or eight years, with a 30%, 50%, and 100% Company match, respectively. An entity controlled by the Chairman, CEO and President of the Company has made personal loans to three officers of the Company, aggregating at maximum approximately $300,000, to allow them to optimize their participation in the Alignment of Interest Program. The Company has had no involvement with these personal loans. Directors may select vesting periods of one year, two years, or three years, with a 20%, 40%, or 60% Company match, respectively.

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

Notes to Consolidated Financial Statements - Continued

Summary

A summary of the activity under the Incentive Plan and related information for the years ended December 31, 2018, 2017, and 2016 is included in the table below.

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2018	2017	2016
Stock-based awards, beginning of year	512,115	302,299	85,757
Stock in lieu of compensation	69,767	80,580	104,112
Stock awards	144,237	129,236	112,430
Total Granted	214,004	209,816	216,542
Vested	(16,632)	—	—
Stock-based awards, end of year	709,487	512,115	302,299
Weighted average grant date fair value, per share, of:
Stock-based awards, beginning of year	$21.20	$19.36	$19.65
Stock-based awards granted during the year	$28.70	$23.84	$19.25
Stock-based awards vested during the year	$19.65	$—	$—
Stock-based awards, end of year	$23.50	$21.20	$19.36
Grant date fair value of shares granted during the year	$6,142	$5,002	$4,168

The Company had nonvested stock-based compensation that had not yet been recognized of approximately $12.2 million and $8.5 million, respectively, at December 31, 2018 and 2017. The vesting periods for the non-vested shares granted during 2018 ranged from three to eight years with a weighted-average amortization period remaining as of December 31, 2018 of approximately 6.0 years. Compensation expense recognized during the years ended December 31, 2018, 2017, and 2016 from the amortization of the value of shares over the vesting period was approximately $2.9 million, $1.5 million and $0.7 million, respectively.

Note 11—Other Assets

Other assets on the Company's Consolidated Balance Sheets as of December 31, 2018 and 2017 are detailed in the table below.

	December 31,
(Dollars in thousands)	2018	2017
Notes receivable	$24,110	$13,917
Accounts and interest receivable	2,428	2,417
Straight-line rent receivables	3,254	2,179
Allowance for doubtful accounts	(270)	(293)
Prepaid assets	487	341
Deferred financing costs, net	318	618
Leasing commissions, net	790	483
Deferred tax asset	2,024	478
Fair value of interest rate swaps	902	258
Above-market lease intangible assets, net	168	—
Other	335	255
	$34,546	$20,653

The Company's notes receivable include the following notes receivable. Interest on these notes is included in Other operating income on the Company's Consolidated Statements of Income.

•During 2017, concurrent with the acquisition of a property, Highlands Hospital ("Highlands"), the Company entered into a $5.0 million note receivable with the tenant in the building. During the second half of 2018, the Company started experiencing payment issues with the old operator of Highlands. The Company signed a Transition Agreement to transition the property to a new operator. In addition, the Company has signed a new lease with the new operator, effective upon the transfer of the licenses, which is anticipated to happen in the second quarter of 2019.

The Company has approximately $30.0 million invested at Highlands with $25.0 million in real estate and $5.0 million in a mezzanine loan that was incidental to the acquisition of the real estate.

Due to transitioning the property to a new operator, the Company has fully impaired the $5.0 million loan since the old operator will not repay the mezzanine loan and recorded a tax benefit of $1.3 million. However, the new lease the Company has signed with the new operator is consistent with the rental rate with the old operator plus the interest on the mezzanine loan.

The Company is receiving monthly payments under the Transition Agreement which approximate the rental rate with the old operator plus the interest on the mezzanine loan. These payments are to continue as long as the Transition Agreement is in place. The Transition Agreement will terminate when the licenses are transferred to the new operator, at which time the new lease will become effective.

During 2018, the Company did not receive, and thus did not recognize as revenue:

◦	approximately one and a half monthly rental payments in cash, reimbursement of expenses and late fees totaling approximately $0.3 million; and

◦	approximately four months of interest payments and late fees totaling approximately $0.2 million.

In addition, since the Company entered into the Transition Agreement which anticipates the termination of the lease with the old operator, the Company has written-off straight-line rent of approximately $0.2 million at December 31, 2018.
The Transition Agreement includes provisions for the Company to receive payment for amounts it was due and not paid.

The transition is ongoing and should be concluded no later than the end of the second quarter of 2019 at which time the lease with the new operator should become effective. While there may be some short-term effect from timing of receipts or reimbursement of expenses, the Company does not anticipate any material adverse effect to its cash flows or net income on a going forward basis.

•	On April 25, 2018, the Company provided a $23.0 million loan to a newly formed company (Newco), secured by all assets and ownership interests in seven long-term acute care hospitals and one inpatient rehabilitation hospital that, along with a series of investments by the management of Newco, allowed
Newco to acquire certain assets of the Borrower, as defined in Note 5. The loan, which matures on May 1, 2031, currently bears interest at 9% per annum, 4% of which is accrued and added to the principal balance at the end of each year through May 2021, with principal payments beginning in May 2021. The balance of this note at December 31, 2018 was $23.2 million. See Note 5 for more details.

•On December 31, 2018, the Company entered into notes with a tenant totaling $0.9 million. The notes bear interest at 9% per annum and mature on December 31, 2019.

The Company identified the borrowers of certain of these notes as VIEs, but management determined that the Company was not the primary beneficiary of the VIEs because we lack either directly or through related parties any material impact in the activities that impact the borrowers' economic performance. We are not obligated to provide support beyond our stated commitment to the borrowers, and accordingly our maximum exposure to loss as a result of this relationship is limited to the amount of our outstanding notes receivable as noted above. The two VIEs that we have identified at December 31, 2018 are summarized in the table below.

Classification	Carrying Amount (in millions)	Maximum Exposure to Loss (in millions)
Notes receivable	$23.2	$23.2
Notes receivable	$0.9	$0.9

Note 12—Intangible Assets and Liabilities

The Company has deferred financings costs and various real estate acquisition lease intangibles included in its Consolidated Balance Sheets as of December 31, 2018 and 2017 as detailed in the table below. The Company did not have any indefinite lived intangible assets or liabilities as of December 31, 2018 and 2017.

	Gross Balance at December 31,		Accumulated Amortization at December 31,		Weighted Average
(Dollars in thousands)	2018	2017	2018	2017	Remaining Life (Years)	Balance Sheet Classification
Deferred financing costs-Revolving Credit Facility	$1,726	$1,508	$1,408	$890	0.7	Other assets
Deferred financing costs-Term Loans	743	743	224	96	4.3	Debt, net
Deferred financing costs-Mortgage Note Payable	108	—	2	—	5.3	Debt, net
Above-market lease intangibles	262	91	94	91	7.0	Other assets
Below-market lease intangibles	(1,331)	(1,280)	(493)	(329)	5.2	Other liabilities
At-market lease intangibles	60,740	51,870	31,937	22,517	4.9	Real estate properties
	$62,248	$52,932	$33,172	$23,265	4.9

Expected future amortization, net, for the next five years of the Company's intangible assets and liabilities, in place as of December 31, 2018 are included in the table below.

(in thousands)	Amortization, net
2019	$8,834
2020	6,489
2021	4,909
2022	3,431
2023	2,164

Note 13—Commitments and Contingencies

Tenant Improvements

The Company may provide tenant improvement allowances in new or renewal leases for the purpose of refurbishing or renovating tenant space. The Company may also assume tenant improvement obligations included in leases acquired in its real estate acquisitions. As of December 31, 2018 and 2017, the Company had $2.8 million and $3.7 million, respectively, in commitments for tenant improvements.

Capital Improvements

The Company has entered into contracts with various vendors for various capital improvement projects related to its portfolio. Some of these expenditures will be subsequently billed and reimbursed by tenants as provided for in their leases with the Company. As of December 31, 2018 and 2017, the Company had commitments of approximately $0.4 million and $0.1 million, respectively, in commitments for capital improvement projects.

Legal Proceedings

The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company's Consolidated Financial Statements.

Contingent Purchase Price Settlement

During 2017, the Company paid approximately $0.4 million in settlement of a contingent purchase price liability relating to the acquisition of a medical office building acquired during 2016. The Company has no contingent purchase price liabilities remaining at December 31, 2018.

Note 14—Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate the fair value.

Cash and cash equivalents and restricted cash - The carrying amount approximates the fair value.

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

Mortgage note payable - The fair value is estimated using cash flow analyses which are based on an assumed market rate of interest or at a rate consistent with the rates on mortgage notes assumed by the Company and are classified as Level 2 in the hierarchy.

Notes to Consolidated Financial Statements - Continued

The table below details the fair values and carrying values for our mortgage note and notes receivable and interest rate swaps at December 31, 2018 and 2017 using Level 2 inputs.

	December 31, 2018		December 31, 2017
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage note receivable	$—	$—	$10,633	$10,633
Notes receivable	$24,110	$23,936	$13,917	$13,828
Interest rate swap asset	$902	$902	$258	$258
Interest rate swap liability	$269	$269	$—	$—
Mortgage note payable	$5,391	$5,307	$—	$—

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

The Tax Cuts and Jobs Act ("TCJA") was enacted on December 22, 2017. The TCJA reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. The REIT generally will not be subject to federal income tax on taxable income it distributes currently to its stockholders. Accordingly, no provision for federal income taxes for the REIT has been made in the accompanying Consolidated Financial Statements; however, the Company may record income tax expense or benefit for the TRS to the extent applicable. If the REIT fails to qualify as a REIT for any taxable year, then it will be subject to federal income taxes at regular corporate rates, including any applicable alternative minimum tax, and may not be able to qualify as a REIT for four subsequent taxable years. Even if the REIT continues to qualify as a REIT, it may be subject to certain state and local taxes on its income and property and to federal income and excise tax on its undistributed taxable income.

Income tax expense (benefit) and state income tax payments, net of refunds, are as follows for the years ended December 31, 2018, 2017, and 2016.

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Current	$64	$171	$21
Deferred	(1,547)	(478)	(10)
Total	$(1,483)	$(307)	$11
Income tax payments, net of refunds	$166	$37	$—

Income tax expense (benefit) primarily relates to permanent differences between federal, state and local taxable income resulting from certain state and local jurisdictions wholly or partially disallowing the deduction for dividends paid allowed at the federal level and temporary differences resulting from the bases of assets and liabilities of the Company's TRS for financial reporting purposes and the bases of those assets and liabilities for income tax purposes.

Notes to Consolidated Financial Statements - Continued

The tax effect of temporary differences included in the net deferred tax assets at December 31, 2018 and 2017 are as follows:

	December 31,
(Dollars in thousands)	2018	2017
Deferred tax assets (liabilities):
Net operating losses	$201	$10
Impairment of note receivable	1,321	—
Deferred compensation	1,060	457
Other, net	(557)	11
Total net deferred tax assets	$2,025	$478

On a tax-basis, the Company’s gross real estate assets totaled approximately $442.1 million and $385.6 million, respectively, as of December 31, 2018 and 2017 (unaudited).

The following table reconciles the Company’s net income to taxable income for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Net income	$4,403	$3,510	$2,721
Reconciling items to taxable income:
Depreciation and amortization	9,888	10,722	8,863
Gain on sale of real estate	(183)	—	—
Impairment of note receivable	5,000	—	—
Straight-line rent	(1,212)	(1,303)	(606)
Receivable allowance	(23)	138	83
Stock-based compensation	1,331	749	285
Deferred rent	484	332	249
Contingent liability fair value adjustments	—	(5)	(1,278)
Deferred income taxes	(1,547)	(478)	—
Other	(426)	(176)	94
	13,312	9,979	7,690
Taxable income (1)	$17,715	$13,489	$10,411
Dividends paid (2)	$28,314	$23,703	$17,393
__________
(1) Before REIT dividends paid deduction.
(2) Net of dividends paid on restricted stock included as a reconciling item.

Characterization of Distributions (unaudited)

Earnings and profits (as defined under the Code), the current and accumulated amounts of which determine the taxability of distributions to stockholders, vary from net income attributable to common stockholders and taxable income because of different depreciation recovery periods, depreciation methods, and other items. Distributions in excess of earnings and profits generally constitute a return of capital. The following table shows the characterization of the distributions on the Company's common stock for the years ended December 31, 2018, 2017 and 2016. No preferred shares have been issued by the Company and no dividends have been paid to date relating to preferred shares.

Notes to Consolidated Financial Statements - Continued

	2018		2017		2016
	Per Share	%	Per Share	%	Per Share	%
Common stock:
Ordinary income	$0.989	61.6%	$0.914	58.4%	$1.036	68.0%
Return of capital	0.605	37.7%	0.651	41.6%	0.489	32.0%
Capital gain	0.011	0.7%	—	—%	—	—%
Common stock distributions	$1.605	100.0%	$1.565	100.0%	$1.525	100.0%

Note 16—Subsequent Events

2019 Real estate acquisitions
In February 2019, the Company acquired two real estate properties totaling approximately 83,000 square feet for an aggregate purchase price and cash consideration of approximately $32.7 million. Upon acquisition, the properties were 100.0% leased in the aggregate with lease expirations in 2029.
Dividend Declared
On February 7, 2019, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.4075 per share. The dividend is payable on March 1, 2019 to stockholders of record on February 22, 2019.
Restricted Stock Issuances
On January 15, 2019, pursuant to the 2014 Incentive Plan and the Alignment of Interest Program, the Company granted 84,690 shares of restricted common stock to its employees, in lieu of salary, that will cliff vest in three to eight years. Of the shares granted, 42,525 shares of restricted stock were granted in lieu of compensation from the Program Pool and 42,165 shares of restricted stock were awards granted from the Plan Pool.
Note 17—Selected Quarterly Financial Data (unaudited)

Quarterly financial information for the years ended December 31, 2018 and 2017 is summarized below.

	Quarter Ended
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
2018
Revenues	$11,429	$12,402	$12,605	$12,194
Expenses	8,473	8,640	9,015	9,062
Other non-operating (1)	(1,084)	(1,345)	(1,591)	(5,017)
Net income (loss)	$1,872	$2,417	$1,999	$(1,885)
Net income (loss) per basic common share	$0.09	$0.12	$0.10	$(0.12)
Net income (loss) per diluted common share	$0.09	$0.12	$0.10	$(0.12)

Notes to Consolidated Financial Statements - Continued

	Quarter Ended
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
2017
Revenues	$8,007	$8,930	$9,444	$10,962
Expenses (2)	6,499	7,256	7,838	8,841
Other non-operating	(595)	(1,208)	(1,027)	(569)
Net income	$913	$466	$579	$1,552
Net income per basic common share	$0.07	$0.04	$0.02	$0.08
Net income per diluted common share	$0.07	$0.04	$0.02	$0.08
__________
(1) Other non-operating for the quarter ended December 31, 2018 includes an impairment charge on a note receivable for $5.0 million and a related income tax benefit of $1.3 million.
(2) Expenses include approximately $0.8 million related to the acquisition of 14 properties accounted for as business combinations.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

The management of Community Healthcare Trust Incorporated is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 using the principles and other criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

Attestation Report of Independent Registered Public Accounting Firm

Not applicable.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in the Company's Definitive Proxy Statement for its 2019 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company's Definitive Proxy Statement for its 2019 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Company's Definitive Proxy Statement for its 2019 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this items will be contained in the Company's Definitive Proxy Statement for its 2019 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this items will be contained in the Company's Definitive Proxy Statement for its 2019 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

PART IV.
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents of Community Healthcare Trust Incorporated are included in this Annual Report on Form 10-K.

(a) Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2018 and 2017
Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
Notes to the Consolidated Financial Statements

(b) Financial Statement Schedules:
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2018, 2017 and 2016	100
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2018	101
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2018	102
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

3.1	Corporate Charter of Community Healthcare Trust Incorporated, as amended (2)
3.2	Bylaws of Community Healthcare Trust Incorporated, as amended (3)
4.1	Form of Certificate of Common Stock of Community Healthcare Trust Incorporated (4)
10.1	Agreement of Limited Partnership of Community Healthcare OP, LP(5)
10.2	Form of Indemnification Agreement(6)
10.3 †	Community Healthcare Trust Incorporated 2014 Incentive Plan, as amended(7)
10.4 †	Amended and Restated Community Healthcare Trust Incorporated Alignment of Interest Program(8)
10.5 †	Amended and Restated Community Healthcare Trust Incorporated Executive Officer Incentive Program(9)
10.6 †	Employment Agreement between Community Healthcare Trust Incorporated and Timothy G. Wallace(10)
10.7 †	First Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Timothy G. Wallace(11)
10.8 †	Second Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Timothy G. Wallace(12)
10.9 †	Third Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Timothy G. Wallace(13)
10.10 †	Employment Agreement between Community Healthcare Trust Incorporated and W. Page Barnes(14)
10.11 †	First Amendment to Employment Agreement between Community Healthcare Trust Incorporated and W. Page Barnes(15)

10.12 †	Second Amendment to Employment Agreement between Community Healthcare Trust Incorporated and W. Page Barnes(16)
10.13 †	Third Amendment to Employment Agreement between Community Healthcare Trust Incorporated and W. Page Barnes(17)
10.14 †	Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach(18)
10.15 †	First Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach(19)
10.16 †	Second Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach(20)
10.17 †	Third Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach(21)
10.18	Form of Restricted Stock Agreement(22)
10.19	Form of Officer Compensation Reduction Election Form(23)
10.20	Form of Director Compensation Reduction Election Form(24)
10.21
Second Amended and Restated Credit agreement dated as of March 29, 2017, by and among Community Healthcare OP, LP, the Company, the Lenders from time to time party hereto, and SunTrust Bank, as Administrative Agent(25)

10.22
Sales Agency Agreement, dated August 7, 2018, by and among Community Healthcare trust Incorporated and Sandler O'Neil & Partners, L.P., Evercore Group L.L.C., SunTrust Robinson Humphrey, Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, Fifth Third Securities, Inc. and Janney Montgomery Scott LLC, as sales agents(26)

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

(11)	Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 18, 2017 (File No. 001-37401) and incorporated herein by reference.

(12)	Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 2, 2018 (File No. 001-37401) and incorporated herein by reference.

(13)	Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 3, 2019 (File No. 001-37401) and incorporated herein by reference.

(14)
Filed as Exhibit 10.7 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 2, 2015 (Registration No. 333-203210) and incorporated herein by reference.

(15)	Filed as Exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 18, 2017 (File No. 001-37401) and incorporated herein by reference.

(16)	Filed as Exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 2, 2018 (File No. 001-37401) and incorporated herein by reference.

(17)	Filed as Exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 3, 2019 (File No. 001-37401) and incorporated herein by reference.

(18)
Filed as Exhibit 10.8 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 2, 2015 (Registration No. 333-203210) and incorporated herein by reference.

(19)	Filed as Exhibit 10.3 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 18, 2017 (File No. 001-37401) and incorporated herein by reference.

(20)	Filed as Exhibit 10.3 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 3, 2019 (File No. 001-37401) and incorporated herein by reference.

(21)	Filed as Exhibit 10.3 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 2, 2018 (File No. 001-37401) and incorporated herein by reference.

(22)
Filed as Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 28, 2015 (Registration No. 333-203210) and incorporated herein by reference.

(23)
Filed as Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 28, 2015 (Registration No. 333-203210) and incorporated herein by reference.

(24)
Filed as Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 28, 2015 (Registration No. 333-203210) and incorporated herein by reference.

(25)
Filed as Exhibit 10.1 to the Form 10-Q of the Company filed with the Securities and Exchange Commission on May 9, 2017 (File No. 001-37401) and incorporated herein by reference, and, as to the First Amendment to the Second Amended and Restated Credit Agreement dated February 15, 2019, filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2018 (File No. 001-37401), and, as to the Second Amendment to the Second Amended and Restated Credit Agreement dated March 27, 2018, filed as Exhibit 99.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2018 (File No. 001-37401), each of which is incorporated herein by reference.

(26)	Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on August 7, 2018 (File No. 001-37401) and incorporated herein by reference.
_________

*	Filed herewith.

**	Furnished herewith.

†	Denotes executive compensation plan or arrangement.
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Franklin, State of Tennessee, on February 26, 2019.
Date: February 26, 2019

COMMUNITY HEALTHCARE TRUST INCORPORATED

By:	/s/ Timothy G. Wallace
Timothy G. Wallace
Chairman of the Board and Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Timothy G. Wallace	Chairman of the Board and Chief Executive	February 26, 2019
Timothy G. Wallace	Officer and President (Principal Executive Officer)

/s/ W. Page Barnes	Executive Vice President and Chief Financial	February 26, 2019
W. Page Barnes	Officer (Principal Financial Officer)

/s/ Leigh Ann Stach	Vice President of Financial Reporting and Chief Accounting	February 26, 2019
Leigh Ann Stach	Officer (Principal Accounting Officer)

/s/ Alan Gardner	Director	February 26, 2019
Alan Gardner

/s/ Robert Hensley	Director	February 26, 2019
Robert Hensley

/s/ Claire Gulmi	Director	February 26, 2019
Claire Gulmi

/s/ R. Lawrence Van Horn	Director	February 26, 2019
Lawrence Van Horn

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2018, 2017 and 2016
(Dollars in thousands)

			Additions
Description		Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Uncollectible Accounts Written-off	Balance at End of Period
2018	Accounts receivable allowance	$293	$73	$—	$(96)	$270
2017	Accounts receivable allowance	$154	$67	$151	$(79)	$293
2016	Accounts receivable allowance	$71	$155	$—	$(72)	$154

Schedule III - Real Estate and Accumulated Depreciation at December 31, 2018
(Dollars in thousands)

			Land and Land Improvements			Buildings, Improvements, and Lease Intangibles
Property Type	Number of Properties	State	Initial Investment	Costs Capitalized Subsequent to Acquisition	Total	Initial Investment	Costs Capitalized Subsequent to Acquisition	Total	Personal Property	Total Property (1)	Accumulated Depreciation (2)	Encumbrances	Date Acquired	Original Date Constructed
Medical office buildings	35	AL, CT, FL, GA, IA, IL, KS, KY, MS, NJ, NY, OH, TN, TX, VA	$21,198	$350	$21,548	$136,390	$6,195	$142,585	$—	$164,133	$26,333	$5,391	2015 - 2018	1950 - 2009
Physician clinics	20	AZ, CT, FL, IL, KS, OH, PA, TN, TX, VA, WI	5,867	58	5,925	43,338	361	43,699	—	49,624	5,829	—	2015 - 2018	1912 - 2013
Surgical centers and hospitals	15	AZ, CO, FL, IL, LA, MI, OH, PA, SC, TX	7,540	107	7,647	67,911	231	68,142	—	75,789	10,693	—	2015 - 2018	1970 - 2004
Specialty centers	25	AL, CA, CO, GA, IL, KY, MD, NC, NV, OH, OK, TN, TX, VA	8,643	9	8,652	62,895	179	63,074	—	71,726	8,489	—	2015 - 2018	1945 - 2015
Behavioral facilities	7	IL, IN, LA, MS, OH, WV	5,975	—	5,975	60,473	103	60,576	—	66,551	2,673	—	2015 - 2018	1920 - 2001
Long-term acute care hospitals	1	IN	523	—	523	14,405	—	14,405	—	14,928	1,049	—	2017	1978
Total Real Estate	103		49,746	524	50,270	385,412	7,069	392,481	—	442,751	55,066	5,391
Corporate property	—		—	—	—	1,579	467	2,046	133	2,179	232	—
Total Properties	103		$49,746	$524	$50,270	$386,991	$7,536	$394,527	$133	$444,930	$55,298	$5,391
(1) Total properties as of December 31, 2018 have an estimated aggregate total cost of $442.1 million (unaudited) for federal income tax purposes.
(2) Depreciation is provided for on a straight-line basis on land improvements over 1 year to 20 years, buildings over 20 years to 40 years, building improvements over 3 years to 39.8 years, tenant improvements over 2.1 years to 14.4 years, lease intangibles over 0.7 years to 13.7 years, and personal property over 3.0 years to 10.0 years.
(3) A reconciliation of Total Property and Accumulated Depreciation for the years ended December 31, 2018, 2017, and 2016 is provided below.

	Year Ended December 31, 2018		Year Ended December 31, 2017		Year Ended December 31, 2016
(Dollars in thousands)	Total Property	Accumulated Depreciation	Total Property	Accumulated Depreciation	Total Property	Accumulated Depreciation
Beginning Balance	$388,486	$36,136	$252,736	$18,404	$132,967	$5,203
Additions during the period:
Acquisitions	55,083	1,212	134,618	17,467	118,190	13,091
Other improvements	4,557	18,424	1,132	265	1,579	110
Retirements/dispositions:
Real estate	(3,196)	(474)	—	—	—	—
Ending Balance	$444,930	$55,298	$388,486	$36,136	$252,736	$18,404

Schedule IV - Mortgage Loans on Real Estate as of December 31, 2018
(Dollars in thousands)

Description of Collateral	Interest Rate	Maturity Date	Periodic Payment Terms	Original Face Amount	Carrying Amount	Principal amount of loans subject to delinquent principal or interest

$—
Total Mortgage Loans					$—
___________
(1) A rollforward of Mortgage loans on real estate for the years ended December 31, 2018, 2017 and 2016 is provided below.

	Year Ended December 31,
	2018	2017	2016
Balance at beginning of period	$10,633	$10,786	$10,897
Additions during the period:
New or acquired mortgages, net	—	—	12,406
Amortization/write-off of loan and commitment fees	—	122	75
	—	122	12,481
Deductions during the period:
Conversion upon acquisition (a)	—	—	(12,500)
Repayment upon settlement of bankruptcy (b)	(10,633)	—	—
Scheduled principal payments	—	(275)	(92)
	(10,633)	(275)	(12,592)
Balance at end of period (b)	$—	$10,633	$10,786
___________
(a) Conversion of a $12.5 million mortgage note upon the acquisition of the property that secured the note on May 23, 2016.
(b) Mortgage note was repaid upon settlement of the bankruptcy with the borrower. See Note 5 to the Consolidated Financial Statements for more details.