Form 10-Q
period 2019-03-31
Community Healthcare Trust Inc
filed 2019-05-07
CIK 1631569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37401

Community Healthcare Trust Incorporated
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	46-5212033 (I.R.S. Employer Identification No.)
3326 Aspen Grove Drive
Suite 150
Franklin, Tennessee 37067
(Address of Principal Executive Offices) (Zip Code)
(615) 771-3052
(Registrant’s Telephone Number, Including Area Code)
Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.01 par value per share	CHCT	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Emerging-growth company ☒	Non-accelerated filer ☐	Smaller reporting company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No ☒
The Registrant had 18,862,792 shares of Common Stock, $0.01 par value per share, outstanding as of April 30, 2019.

COMMUNITY HEALTHCARE TRUST INCORPORATED
FORM 10-Q
March 31, 2019

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	(Unaudited)
	March 31, 2019	December 31, 2018
ASSETS
Real estate properties
Land and land improvements	$52,520	$50,270
Buildings, improvements, and lease intangibles	425,763	394,527
Personal property	135	133
Total real estate properties	478,418	444,930
Less accumulated depreciation	(60,544)	(55,298)
Total real estate properties, net	417,874	389,632
Cash and cash equivalents	3,868	2,007
Restricted cash	166	385
Other assets, net	34,822	34,546
Total assets	$456,730	$426,570

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Debt, net	$179,117	$147,766
Accounts payable and accrued liabilities	3,351	3,196
Other liabilities	4,579	3,949
Total liabilities	187,047	154,911

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 450,000,000 shares authorized; 18,862,792 and 18,634,502 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	189	186
Additional paid-in capital	342,654	337,180
Cumulative net income	10,628	9,178
Accumulated other comprehensive (loss) income	(642)	633
Cumulative dividends	(83,146)	(75,518)
Total stockholders’ equity	269,683	271,659
Total liabilities and stockholders' equity	$456,730	$426,570

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(Unaudited; Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
REVENUES
Rental income	$12,898	$11,075
Other operating interest	543	354
	13,441	11,429

EXPENSES
Property operating	3,075	2,364
General and administrative	1,785	1,193
Depreciation and amortization	5,246	4,916
	10,106	8,473

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND OTHER ITEMS	3,335	2,956
Interest expense	(2,054)	(1,268)
Interest and other income, net	169	184
INCOME FROM CONTINUING OPERATIONS	1,450	1,872
NET INCOME	$1,450	$1,872

NET INCOME PER COMMON SHARE:
Net income per common share – Basic	$0.06	$0.09
Net income per common share – Diluted	$0.06	$0.09
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC	17,954,670	17,573,683
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-DILUTED	17,954,670	17,573,683

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(Unaudited; Dollars in thousands)

	Three Months Ended March 31,
	2019	2018

NET INCOME	$1,450	$1,872
Other comprehensive income (loss):
(Decrease) increase in fair value of cash flow hedges	(1,213)	906
Reclassification for amounts recognized as interest expense	(62)	68
Total other comprehensive (loss) income	(1,275)	974
COMPREHENSIVE INCOME	$175	$2,846

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; Dollars in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid in Capital	Cumulative Net Income	Accumulated Other Comprehensive Income (loss)	Cumulative Dividends	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	—	$—	18,085,798	$181	$324,303	$4,775	$258	$(46,143)	$283,374
Stock-based compensation	—	—	94,001	1	615	—	—	—	616
Unrecognized gain on cash flow hedges	—	—	—	—	—	—	906	—	906
Reclassification adjustment for losses included in net income (interest expense)	—	—	—	—	—	—	68	—	68
Net income	—	—	—	—	—	1,872	—	—	1,872
Dividends to common stockholders ($0.3975 per share)	—	—	—	—	—	—	—	(7,226)	(7,226)
Balance at March 31, 2018	—	$—	18,179,799	$182	$324,918	$6,647	$1,232	$(53,369)	$279,610

Balance at December 31, 2018	—	$—	18,634,502	$186	$337,180	$9,178	$633	$(75,518)	$271,659
Issuance of common stock, net of issuance costs	—	—	143,600	2	4,622	—	—	—	4,624
Stock-based compensation	—	—	84,690	1	852	—	—	—	853
Unrecognized loss on cash flow hedges	—	—	—	—	—	—	(1,213)	—	(1,213)
Reclassification adjustment for gains included in net income (interest expense)	—	—	—	—	—	—	(62)	—	(62)
Net income	—	—	—	—	—	1,450	—	—	1,450
Dividends to common stockholders ($0.4075 per share)	—	—	—	—	—	—	—	(7,628)	(7,628)
Balance at March 31, 2019	—	$—	18,862,792	$189	$342,654	$10,628	$(642)	$(83,146)	$269,683

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES
Net income	$1,450	$1,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,421	5,133
Stock-based compensation	853	616
Straight-line rent receivable	(336)	(415)
Deferred income tax expense (benefit)	17	(132)
Changes in operating assets and liabilities:
Other assets	(194)	(696)
Accounts payable and accrued liabilities	155	(309)
Other liabilities	(36)	(121)
Net cash provided by operating activities	7,330	5,948

INVESTING ACTIVITIES
Acquisitions of real estate	(32,743)	(12,721)
Acquisitions of notes receivable	—	(2,201)
Proceeds from the repayment of notes receivable	31	17
Capital expenditures on existing real estate properties	(622)	(1,444)
Net cash used in investing activities	(33,334)	(16,349)

FINANCING ACTIVITIES
Net repayments on revolving credit facility	(43,000)	(22,000)
Term loan borrowings	75,000	40,000
Mortgage note repayments	(27)	—
Dividends paid	(7,628)	(7,226)
Net proceeds from issuance of common stock	4,724	—
Equity issuance costs	(100)	—
Debt issuance costs	(1,323)	(218)
Net cash provided by financing activities	27,646	10,556
Increase in cash and cash equivalents and restricted cash	1,642	155
Cash and cash equivalents and restricted cash, beginning of period	2,392	2,130
Cash and cash equivalents and restricted cash, end of period	$4,034	$2,285

Supplemental Cash Flow Information:
Interest paid	$1,783	$1,105
Invoices accrued for construction, tenant improvement and other capitalized costs	$81	$712
Reclassification between accounts and notes receivable	$40	$—
Reclassification of registration statement costs incurred in prior year to equity issuance costs	$100	$—
(Decrease) increase in fair value of cash flow hedges	$(1,213)	$906
See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Business Overview
Community Healthcare Trust Incorporated (the ‘‘Company’’, ‘‘we’’, ‘‘our’’) was organized in the State of Maryland on March 28, 2014. The Company is a fully-integrated healthcare real estate company that owns and acquires real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers in our target submarkets. As of March 31, 2019, the Company had investments of approximately $478.4 million in 105 real estate properties, located in 29 states, totaling approximately 2.3 million square feet in the aggregate.

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

This interim financial information should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Management believes that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2019. All material intercompany accounts and transactions have been eliminated.

Use of Estimates in the Condensed Consolidated Financial Statements
Preparation of the Condensed Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results may materially differ from those estimates.

Reclassifications
Tenant reimbursements totaling $1.4 million on the Company's Condensed Consolidated Statements of Income for the three months ended March 31, 2018 were reclassified into rental income.

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

Notes to Condensed Consolidated Financial Statements - Continued

New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Lease Accounting
In February 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases; in January 2018, the FASB issued ASU 2018-01, Leases - Land Easement Practical Expedient for Transition to Topic 842; in July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases - Targeted Improvements; and in December 2018, the FASB issued ASU 2018-20, Narrow-Scope Improvements for Lessors. The Company adopted this group of ASUs, collectively referred to as Topic 842, on January 1, 2019. Topic 842 superseded the existing standards for lease accounting (Topic 840, Leases).

The Company elected to utilize the following practical expedients provided by Topic 842:

• the package of practical expedients that allows an entity not to reassess upon adoption (i) whether an expired or existing contract contains a lease, (ii) whether a lease classification related to expired or existing lease arrangements, and (iii) whether costs incurred on expired or existing leases qualify as initial direct costs, and

• as a lessor, the practical expedient not to separate certain non-lease components, such as common area maintenance, from the lease component if (i) the timing and pattern of transfer are the same for the nonlease component and associated lease component, and (ii) the lease component would be classified as an operating lease if accounted for separately.

Topic 842 requires lessees to record most leases on their balance sheet through a right-of-use ("ROU") model, in which a lessee records a ROU asset and a lease liability on their balance sheet. Leases with terms that are 12 months or less or leases that are clearly insignificant do not need to be accounted for under the ROU model. Lessees will account for leases as financing or operating leases, with the classification affecting the timing and pattern of expense recognition in the income statement. Lease expense will be recognized based on the effective interest method for leases accounted for as finance leases and on a straight-line basis over the term of the lease for leases accounted for as operating leases.

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
Topic 842 requires accounting for a transaction as a financing in a sale leaseback when the seller-lessee is provided an option to purchase the property from the landlord at the tenant's option. The Company expects that this provision could change the accounting for these types of leases in the future. Topic 842 also includes the concept of separating lease and nonlease components. Under Topic 842, nonlease components, such as common area maintenance, would be accounted for under Topic 606 and separated from the lease payments. However, the Company elected the lessor practical expedient allowing the Company to not separate these components when certain conditions are met. With this election, the Company combined tenant reimbursements with rental income on its Condensed Consolidated Income Statements. Additionally, we will recognize a charge to rental income for amounts deemed uncollectible. Further, the Company has historically only capitalized direct leasing costs, such as leasing commissions. While the new standard revises the treatment of indirect leasing costs and permits the capitalization and amortization only of direct leasing costs, the Company does not expect an impact to its financial statements related to the capitalization of leasing costs. Also, the Narrow-Scope Improvements for Lessors under ASU 2018-20 allows the Company to continue to exclude from revenue costs paid by our tenants on our behalf directly to third parties, such as property taxes and insurance.

Topic 842 provided two transition alternatives. The Company adopted the standard based on the prospective optional transition method, in which leases for comparative periods continue to be accounted for in accordance with Topic 840.

Notes to Condensed Consolidated Financial Statements - Continued

Upon adoption, where the Company is the lessee, we recorded a right of use asset and a related operating lease liability, each totaling approximately $0.1 million, related to one ground lease which will have minimal impact on the recognition of future ground lease expense. The right of use lease asset is included in other assets and the operating lease liability is included in other liabilities on the Company's Condensed Consolidated Balance Sheet.

Derivatives and Hedge Accounting
In October 2018, the FASB issued an update, ASU 2018-16, Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes to ASC Topic 815, Derivatives and Hedging. ASU 2018-16 expands the list of U.S. benchmark interest rates permitted in the application of hedge accounting by adding the OIS rate based on SOFR as an eligible benchmark interest rate. ASU 2018-16 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2018. We adopted this update effective January 1, 2019. The adoption of this update did not have an impact on our Condensed Consolidated Financial Statements.

Recently Issued Accounting Pronouncements
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

Note 2. Real Estate Investments

At March 31, 2019, the Company had investments of approximately $478.4 million in 105 real estate properties. The following table summarizes the Company's real estate investments.

(Dollars in thousands)	Number of Facilities	Land and Land Improvements	Buildings, Improvements, and Lease Intangibles	Personal Property	Total	Accumulated Depreciation
Medical office buildings:
Florida	5	$4,608	$29,285	$—	$33,893	$4,515
Ohio	6	3,638	26,483	—	30,121	5,508
Texas	3	3,115	15,591	—	18,706	4,456
Illinois	2	1,136	11,831	—	12,967	2,664
Kansas	3	2,455	14,933	—	17,388	4,189
Iowa	1	2,241	9,014	—	11,255	2,468
Other states	15	4,355	35,828	—	40,183	4,649
	35	21,548	142,965	—	164,513	28,449
Physician clinics:
Kansas	2	610	6,921	—	7,531	1,485
Illinois	6	2,888	9,539	—	12,427	540
Florida	4	253	9,484	—	9,737	912
Other states	9	2,903	21,462	—	24,365	3,459
	21	6,654	47,406	—	54,060	6,396
Surgical centers and hospitals:
Louisiana	1	1,683	21,353	—	23,036	1,244
Michigan	2	637	8,278	—	8,915	2,434
Illinois	2	2,349	8,222	—	10,571	1,411
Florida	1	271	7,069	—	7,340	810
Arizona	2	576	5,389	—	5,965	1,603
Other states	7	2,130	17,857	—	19,987	4,074
	15	7,646	68,168	—	75,814	11,576
Specialty centers:
Illinois	3	3,489	24,733	—	28,222	2,117
Other states	22	5,170	38,344	—	43,514	7,331
	25	8,659	63,077	—	71,736	9,448
Behavioral facilities:
West Virginia	1	2,138	22,897	—	25,035	880
Illinois	1	1,300	18,803	—	20,103	1,332
Indiana	2	1,126	6,040	—	7,166	351
Other states	3	1,411	12,840	—	14,251	499
	7	5,975	60,580	—	66,555	3,062
Inpatient rehabilitation facilities:
Texas	1	1,515	27,001	—	28,516	82
	1	1,515	27,001	—	28,516	82
Long-term acute care hospitals:
Indiana	1	523	14,405	—	14,928	1,222
	1	523	14,405	—	14,928	1,222
Corporate property	—	—	2,161	135	2,296	309
Total real estate investments	105	$52,520	$425,763	$135	$478,418	$60,544

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

Some leases provide the lessee, during the term of the lease, with an option or right of first refusal to purchase the leased property. Some leases also allow the lessee to renew or extend their lease term or in some cases terminate their lease, based on conditions provided in the lease.

Future minimum lease payments under the non-cancelable operating leases due the Company for the years ending December 31, as of March 31, 2019, are as follows (in thousands):

2019 (nine months ending December 31)	$32,823
2020	41,304
2021	38,200
2022	34,688
2023	30,177
2024 and thereafter	156,754
$333,946

Straight-line rental income
Rental income is recognized as earned over the life of the lease agreement on a straight-line basis. Straight-line rent included in rental income was approximately $0.3 million and $0.4 million, respectively, for the three months ended March 31, 2019 and 2018.

Deferred revenue
Rent received but not yet earned is deferred until such time it is earned. Deferred revenue, included in other liabilities, was approximately $1.5 million and $1.6 million, respectively, at March 31, 2019 and December 31, 2018.

Note 4. Real Estate Acquisitions

During the first quarter of 2019, the Company acquired two real estate properties totaling approximately 83,000 square feet for an aggregate purchase price and cash consideration of approximately $32.7 million. Upon acquisition, the properties were 100% leased in the aggregate with lease expirations in 2029. Amounts reflected in revenues and net income for the three months ended March 31, 2019 for these properties were approximately $0.4 million and $0.2 million, respectively. Transaction costs totaling approximately $0.1 million related to these asset acquisitions were capitalized in the period and included in real estate assets.

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

Notes to Condensed Consolidated Financial Statements - Continued

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

Also on April 25, 2018, $10.95 million of the promissory notes discussed above, approximately $0.26 million of interest on those promissory notes, approximately $0.25 million in fees and reimbursement of expenses, and approximately $6.7 million principal and accrued interest related to its mortgage note receivable were satisfied with proceeds from the loan. In addition, the Company received title to the property previously financed by the mortgage note receivable at an approximate $4.5 million valuation. No impairment was recognized by the Company.

Note 6. Debt, net

The table below details the Company's debt as of March 31, 2019 and December 31, 2018.

	Balance as of
(Dollars in thousands)	March 31, 2019	December 31, 2018	Maturity Dates

Revolving Credit Facility	$—	$43,000	3/23
A-1 Term Loan, net	49,778	49,759	3/22
A-2 Term Loan, net	49,735	49,722	3/24
A-3 Term Loan, net	74,341	—	3/26
Mortgage Note Payable	5,263	5,285	5/24
	$179,117	$147,766

The Company's second amended and restated credit facility (the "Credit Facility") is by and among Community Healthcare OP, LP, the Company, the lenders from time to time party thereto, and SunTrust Bank, as Administrative Agent. The Company’s material subsidiaries are guarantors of the obligations under the Credit Facility. The Company entered into a third amendment to its Credit Facility (the "Third Amendment") on March 29, 2019, which added a $75.0 million term loan (the "A-3 Term Loan"), which matures on March 29, 2026, extended the maturity of the revolving credit facility (the "Revolving Credit Facility") to March 29, 2023, improved pricing on the Credit Facility, and adjusted certain financial covenants. The Company paid approximately $1.3 million in fees and expenses related to the Third Amendment, of which $0.7 million was related to the Revolving Credit Facility and was recorded as deferred financing costs, included in Other Assets, and $0.6 million was related to the A-3 Term Loan and was recorded as deferred financing costs, included in Debt, net, on the Company's Condensed Consolidated Balance Sheet.

The Credit Facility, as amended, provides for a $150.0 million Revolving Credit Facility and $175.0 million in term loans (the "Term Loans"). The Credit Facility, through the accordion feature, allows borrowings up to a total of $525.0 million including the ability to add and fund additional term loans. The Revolving Credit Facility matures on March 29, 2023 and includes one 12-month option to extend the maturity date of the Revolving Credit Facility, subject to the satisfaction of certain conditions. The Term Loans include a five-year term loan facility in the aggregate principal amount of $50.0 million (the "A-1 Term Loan"), which matures on March 29, 2022, a seven-year term loan facility in the aggregate principal amount of $50.0 million (the "A-2 Term Loan"), which matures on March 29, 2024 and the new seven-year, $75.0 million A-3 Term Loan, which matures on March 29, 2026.

Notes to Condensed Consolidated Financial Statements - Continued

Amounts outstanding under the Revolving Credit Facility, as amended, bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 1.25% to 1.90% or (ii) a base rate plus 0.25% to 0.90% in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.25% of the amount of the unused portion of the Revolving Credit Facility if amounts borrowed are greater than 33.3% of the borrowing capacity under the Revolving Credit Facility and 0.35% of the unused portion of the Revolving Credit Facility if amounts borrowed are less than or equal to 33.3% of the borrowing capacity under the Revolving Credit Facility. The Company repaid the amounts outstanding under its Revolving Credit Facility with proceeds from the A-3 Term Loan and therefore had the full borrowing capacity under the Revolving Credit Facility of $150.0 million at March 31, 2019.

Amounts outstanding under the Term Loans, as amended, bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 1.25% to 2.30% or (ii) a base rate plus 0.25% to 1.30%, in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.35% of the amount of the unused portion of the Term Loans. The Company has entered into interest rate swaps to fix the interest rates on the Term Loans. See Note 7 for more details on the interest rate swaps. At March 31, 2019, the Company had drawn the full $175.0 million under the Term Loans which had a fixed weighted average interest rate under the swaps of approximately 4.569%.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. The Company was in compliance with its financial covenants under its Credit Facility as of March 31, 2019.

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

Notes to Condensed Consolidated Financial Statements - Continued

As of March 31, 2019, the Company had seven outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk for notional amounts totaling $175.0 million. The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018.

	Asset Derivatives Fair Value at			Liability Derivatives Fair Value at
	March 31, 2019	December 31, 2018	Balance Sheet Classification	March 31, 2019	December 31, 2018	Balance Sheet Classification
Interest rate swaps	$215	$902	Other assets	$857	$98	Other Liabilities

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified to interest expense in the period that the hedged forecasted transaction affects earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s Term Loans. During the next twelve months, the Company estimates that an additional $0.2 million will be reclassified from other comprehensive income ("OCI") as a decrease to interest expense.

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Amount of unrealized (loss) gain recognized in OCI on derivative	$(1,213)	$906
Amount of (gain) loss reclassified from accumulated OCI into interest expense	$(62)	$68
Total Interest Expense presented in the Condensed Consolidated Statements of Income in which the effects of the cash flow hedges are recorded	$2,054	$1,268

Credit-risk-related Contingent Features
As of March 31, 2019, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $0.7 million. As of March 31, 2019, the
Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of approximately $0.7 million at March 31, 2019.

Note 8. Stockholders’ Equity

Common Stock
The following table provides a reconciliation of the beginning and ending common stock balances for the three months ended March 31, 2019 and for the year ended December 31, 2018:

	Three Months Ended March 31, 2019	Year Ended December 31, 2018
Balance, beginning of period	18,634,502	18,085,798
Issuance of common stock	143,600	334,700
Restricted stock-based awards	84,690	214,004
Balance, end of period	18,862,792	18,634,502

Notes to Condensed Consolidated Financial Statements - Continued

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

During the first quarter of 2019, the Company issued, through its ATM Program, 143,600 shares of common stock at an average gross sales price of $33.57 per share and received net proceeds of approximately $4.7 million. As of March 31, 2019, the Company had approximately $84.8 million remaining that may be issued under the ATM Program.

Note 9. Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share.

	Three Months Ended March 31, 2019
(Dollars in thousands, except per share data)	2019	2018
Net income	$1,450	$1,872
Participating securities' share in earnings	(324)	(241)
Net income, less participating securities' share in earnings	$1,126	$1,631

Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	18,735,673	18,164,132
Unvested restricted shares	(781,003)	(590,449)
Weighted average Common Shares outstanding–Basic	17,954,670	17,573,683
Dilutive potential common shares	—	—
Weighted average Common Shares outstanding –Diluted	17,954,670	17,573,683

Basic Net Income per Common Share	$0.06	$0.09

Diluted Net Income per Common Share	$0.06	$0.09

Note 10. Incentive Plan

Under the Company's 2014 Incentive Plan, as amended, awards may be made in the form of restricted stock, cash or a combination of both. Compensation expense recognized from the amortization of the value of the Company's officer, employee and director shares over the applicable vesting periods during the three months ended March 31, 2019 and 2018 was approximately $0.9 million and $0.6 million, respectively.

A summary of the activity under the 2014 Incentive Plan for the three months ended March 31, 2019 and 2018 is included in the table below.

	Three Months Ended March 31,
	2019	2018
Stock-based awards, beginning of period	709,487	512,115
Stock in lieu of compensation	42,525	47,027
Stock awards	42,165	46,974
Total stock granted	84,690	94,001
Vested shares	—	—
Stock-based awards, end of period	794,177	606,116

Note 11. Other Assets

Items included in Other assets, net on the Company's Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018 are detailed in the table below.

	Balance as of
(Dollars in thousands)	March 31, 2019	December 31, 2018
Notes receivable	$24,119	$24,110
Accounts and interest receivables	2,092	2,158
Straight-line rent receivables	3,593	3,254
Prepaid assets	515	487
Deferred financing costs, net	848	318
Leasing commissions, net	862	790
Deferred tax asset	2,008	2,024
Fair value of interest rate swaps	215	902
Above-market intangible assets, net	162	168
Right of use leased asset	141	—
Other	267	335
	$34,822	$34,546

The Company's $24.1 million in notes receivable at March 31, 2019 include mainly the following notes. Interest related to these notes is included in Other Operating Interest on the Company's Condensed Consolidated Statements of Income.

•
On April 25, 2018, the Company provided a $23.0 million loan to a newly formed company (Newco), secured by all assets and ownership interests in seven long-term acute care hospitals and one inpatient rehabilitation hospital. The loan, which matures on May 1, 2031, currently bears interest at 9% per annum, with principal payments beginning in May 2021. See Note 5 for more detail.

•	On December 31, 2018, the Company entered into notes with a tenant totaling $0.9 million. The notes bear interest at 9% per annum and mature on December 31, 2019.

The Company identified the borrowers of these notes as variable interest entities ("VIEs"), but management determined that the Company was not the primary beneficiary of the VIEs because we lack either directly or through related parties any material impact in the activities that impact the borrowers' economic performance. We are not obligated to provide support beyond our stated commitment to the borrowers, and accordingly our maximum exposure to loss as a result of this relationship is limited to the amount of our outstanding notes receivable. The VIEs that we have identified at March 31, 2019 are summarized in the table below.

Classification	Carrying Amount (in millions)	Maximum Exposure to Loss (in millions)
Notes receivable	$0.9	$0.9
Note receivable	$23.0	$23.0

Highlands Transition Update
As previously announced, the Company experienced payment issues with the old operator of Highlands Hospital ("Highlands"). Effective February 11, 2019, the Company signed a transition agreement (the "Transition Agreement"), to transition the property to a new operator and signed a lease with a new operator.

The old operator and new operator have signed an asset purchase agreement pursuant to which the new operator will take over the facility. In addition, the old operator and new operator have signed a management agreement and the new operator is currently managing Highlands pursuant to the management agreement. The new operator continues to perform due diligence and is in the process of preparing for transfer of licenses and related items customary for these types of transactions. We cannot provide assurance as to the timing, or whether, this transaction will actually close.

The new lease will be effective upon the transfer of the licenses to the new operator, which is anticipated to happen in the second half of 2019. The new lease provides for rental payments approximately equal to the amounts due under the previous agreements with the old operator.

The Company is receiving monthly payments under the Transition Agreement which approximate the amounts due from the old operator under the previous agreements. These payments are to continue as long as the Transition Agreement is in place. The Transition Agreement will terminate when the licenses are transferred to the new operator, at which time the new lease will become effective.

Since the Transition Agreement became effective in February, the Company only received payments during the first quarter for February and March and thus did not recognize revenue for the month of January representing approximately $0.3 million.

In addition, the Company incurred professional fees (legal and accounting) totaling over $0.1 million related to the workout and transition.

The Transition Agreement includes provisions for the Company to receive payment for the amounts due from the old operator that remain unpaid. The Company anticipates collecting all amounts due.

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

The table below details the fair values and carrying values for our notes receivable, interest rate swaps, and mortgage note payable at March 31, 2019 and December 31, 2018, using level 2 inputs.

	March 31, 2019		December 31, 2018
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable	$24,119	$23,948	$24,110	$23,936
Interest rate swap asset	$215	$215	$902	$902
Interest rate swap liability	$857	$857	$269	$269
Mortgage note payable	$5,365	$5,277	$5,391	$5,307

Note 13. Subsequent Events

Dividend Declared
On May 1, 2019, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.41 per share. The dividend is payable on May 31, 2019 to stockholders of record on May 17, 2019.

Subsequent Acquistion
On April 30, 2019, the Company acquired one real estate property that was newly constructed totaling approximately 81,000 square feet for an aggregate purchase price and cash consideration of approximately $27.0 million. Upon acquisition, the property was 100.0% leased with lease expiration in 2034. The Company funded the acquisition with proceeds from the Company's Revolving Credit Facility totaling $23.0 million with the remainder from cash on hand.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements
This report and other materials that Community Healthcare Trust Incorporated (the "Company") has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by management of the Company, contain, or will contain, contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “believes”, “expects”, “may”, “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates”, “anticipates” or other similar words or expressions, including the negative thereof. Forward-looking statements are based on certain assumptions and can include future expectations, future plans and strategies, financial and operating projections or other forward-looking information. Such forward-looking statements reflect management’s current beliefs and are based on information currently available to management. Because forward-looking statements relate to future events, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company’s control. Thus, the Company’s actual results and financial condition may differ materially from those indicated in such forward-looking statements. Some factors that might cause such a difference include the following: general volatility of the capital markets and the market price of the Company’s common stock, changes in the Company’s business strategy, availability, terms and deployment of capital, the Company’s ability to refinance existing indebtedness at or prior to maturity on favorable terms, or at all, changes in the real estate industry in general, interest rates or the general economy, adverse developments related to the healthcare industry, the degree and nature of the Company’s competition, the ability to consummate acquisitions under contract and the other factors described in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and the Company’s other filings with the Securities and Exchange Commission from time to time. Readers are therefore cautioned not to place undue reliance on the forward-looking statements contained herein which speak only as of the date hereof. The Company intends these forward-looking statements to speak only as of the time of this report and the Company undertakes no obligation to update forward-looking statements, whether as a result of new information, future developments, or otherwise, except as may be required by law.

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

Real estate acquisitions

During the first quarter of 2019, the Company acquired two real estate properties totaling approximately 83,000 square feet for an aggregate purchase price and cash consideration of approximately $32.7 million. Upon acquisition, the properties were 100% leased in the aggregate with lease expirations in 2029.

See Note 4 to the Condensed Consolidated Financial Statements for more details on these acquisitions.

2nd Quarter 2019 Acquisition

On April 30, 2019, the Company acquired one real estate property that was newly constructed totaling approximately 81,000 square feet for an aggregate purchase price and cash consideration of approximately $27.0 million. Upon acquisition, the property was 100.0% leased with lease expiration in 2034. The Company funded the acquisition with proceeds from the Company's Revolving Credit Facility totaling $23.0 million with the remainder from cash on hand.

Acquisition Pipeline

The Company has two properties under definitive purchase agreements for an aggregate expected purchase price of approximately $4.9 million. The Company's expected aggregate returns on these investments range from approximately 9.3% to 9.4%. The Company anticipates the properties will close during the second quarter of 2019. However, the Company is currently performing due diligence procedures customary for these types of transactions and cannot provide assurance as to the timing of when, or whether, the transaction will actually close.

The Company also has four properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $76.0 million. The Company's expected aggregate returns on these investments is approximately 11.0%. The Company expects to close these properties through the end of 2019; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

The Company anticipates funding these investments with cash from operations, through proceeds from its Credit Facility or from net proceeds from additional debt or equity offerings.

Leased square footage

As of March 31, 2019, our real estate portfolio was approximately 88.9% leased. During the first three months of 2019, we had expiring or terminated leases related to approximately 42,000 square feet and leased or renewed leases relating to approximately 50,000 square feet.

Highlands Transition Update

As previously announced, the Company experienced payment issues with the old operator of Highlands Hospital ("Highlands"). Effective February 11, 2019, the Company signed a transition agreement (the "Transition Agreement"), to transition the property to a new operator and signed a lease with a new operator.

The old operator and new operator have signed an asset purchase agreement pursuant to which the new operator will take over the facility. In addition, the old operator and new operator have signed a management agreement and the new operator is currently managing Highlands pursuant to the management agreement. The new operator continues to perform due diligence and is in the process of preparing for transfer of licenses and related items customary for these types of transactions. We cannot provide assurance as to the timing, or whether, this transaction will actually close.

The new lease will be effective upon the transfer of the licenses to the new operator, which is anticipated to happen in the second half of 2019. The new lease provides for rental payments approximately equal to the amounts due under the previous agreements with the old operator.

The Company is receiving monthly payments under the Transition Agreement which approximate the amounts due from the old operator under the previous agreements. These payments are to continue as long as the Transition Agreement is in place. The Transition Agreement will terminate when the licenses are transferred to the new operator, at which time the new lease will become effective.

Since the Transition Agreement became effective in February, the Company only received payments during the first quarter for February and March and thus did not recognize revenue for the month of January representing approximately $0.3 million.

In addition, the Company incurred professional fees (legal and accounting) totaling over $0.1 million related to the workout and transition.

The Transition Agreement includes provisions for the Company to receive payment for the amounts due from the old operator that remain unpaid. The Company anticipates collecting all amounts due.

Though the Company has experienced some short-term effects from the timing of receipts or reimbursement of expenses, the Company does not anticipate any material adverse long-term effect to its cash flows or net income related to the transition or subsequent leasing of this facility.

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

Results of Operations

The Company's results of operations for the three months ended March 31, 2019 compared to the same period in 2018 have most significantly been impacted by its real estate acquisitions. As of March 31, 2019 and 2018, the Company had investments in real estate properties totaling approximately $478.4 million and $413.3 million, respectively.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The table below shows our results of operations for the three months ended March 31, 2019 compared to the same period in 2018 and the effect of changes in those results from period to period on our net income.

	Three Months Ended March 31,		Increase (Decrease) to Net Income
(dollars in thousands)	2019	2018	$	%
REVENUES
Rental income	$12,898	$11,075	$1,823	16.5%
Other operating interest	543	354	189	53.4%
	13,441	11,429	2,012	17.6%
EXPENSES
Property operating	3,075	2,364	(711)	(30.1)%
General and administrative	1,785	1,193	(592)	(49.6)%
Depreciation and amortization	5,246	4,916	(330)	(6.7)%
	10,106	8,473	(1,633)	(19.3)%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND OTHER ITEMS	3,335	2,956	379	12.8%
Interest expense	(2,054)	(1,268)	(786)	(62.0)%
Other income	169	184	(15)	(8.2)%
INCOME FROM CONTINUING OPERATIONS	1,450	1,872	(422)	(22.5)%
NET INCOME	$1,450	$1,872	$(422)	(22.5)%

Revenues

Revenues increased approximately $1.8 million, or 16.5%, for the three months ended March 31, 2019 compared to the same period in 2018 mainly due to acquisitions of real estate.

Expenses

Property operating expenses increased approximately $0.7 million, or 30.1%, for the three months ended March 31, 2019 compared to the same period in 2018 mainly due to acquisitions of real estate.

General and administrative expenses increased approximately $0.6 million, or 49.6%, for the three months ended March 31, 2019 compared to the same period in 2018. Compensation-related expenses and occupancy costs related to our employees, including the amortization of non-vested restricted common shares issued under our 2014 Incentive Plan and expenses related to the addition of employees increased approximately $0.3 million; and state and federal income taxes and franchise taxes increased approximately $0.3 million in the first quarter of 2019 compared to the same period in 2018.

Depreciation and amortization expense increased approximately $0.3 million, or 6.7%, for the three months ended March 31, 2019 compared to the same period in 2018. Acquisitions accounted for an increase of approximately $1.0 million, offset by a decrease of approximately $0.7 million in amortization due to fully depreciated real estate lease intangibles which generally have a shorter depreciable life than a building.

Interest expense

Interest expense increased approximately $0.8 million, or 62.0%, for the three months ended March 31, 2019 compared to the same period in 2018 due mainly to additional Term Loan borrowings under its Credit Facility in the first quarters of 2018 and 2019, as well as a higher weighted average debt balance and weighted average interest rate on the Revolving Credit Facility in the first quarter of 2019 compared to the same period in 2018.

Funds from Operations

Funds from operations (“FFO”) and FFO per share are operating performance measures adopted by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”). NAREIT defines FFO as the most commonly accepted and reported measure of a REIT’s operating performance equal to net income (calculated in accordance with GAAP), excluding gains or losses from the sale of certain real estate assets and gains or losses from change in control, plus depreciation and amortization related to real estate, plus impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity, and after adjustments for unconsolidated partnerships and joint ventures, as well as other items discussed in NAREIT's Funds From Operations White Paper - 2018 Restatement.

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

The table below reconciles FFO to net income for the three months ended March 31, 2019 and 2018, respectively.

	Three Months Ended March 31,
(Dollars in thousands, excepts per share amounts)	2019	2018
Net income	$1,450	$1,872
Real estate depreciation and amortization	5,282	4,911
Total adjustments	5,282	4,911
Funds from Operations	$6,732	$6,783
Funds from Operations per Common Share-Basic	$0.38	$0.39
Funds from Operations per Common Share-Diluted	$0.37	$0.38
Weighted Average Common Shares Outstanding-Basic	17,954,670	17,573,683
Weighted Average Common Shares Outstanding-Diluted (1)	18,343,051	17,791,436
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

Sources and Uses of Cash

The Company derives most of its revenues from its real estate property and notes portfolio, collecting rental income, operating expense reimbursements and interest based on contractual arrangements with its tenants and borrowers. These sources of revenue represent our primary source of liquidity to fund our dividends, general and administrative expenses, property operating expenses, interest expense on our Credit Facility and other expenses incurred related to managing our existing portfolio and investing in additional properties. To the extent additional resources are needed, the Company will fund its investment activity generally through equity or debt issuances either in the public or private markets or through proceeds from our Credit Facility.

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

The Company's Credit Facility, as amended on March 29, 2019, provides for a $150.0 million Revolving Credit Facility and $175.0 million in Term Loans, as well as an accordion feature which allows borrowings up to a total of $525.0 million, including the ability to add and fund additional term loans. Note 6 to the Condensed Consolidated Financial Statements provides more details on the Company's Credit Facility and the amendment on March 29, 2019. At March 31, 2019, the Company had borrowed $175.0 million in Term Loans and had its full borrowing capacity under the Revolving Credit Facility of $150.0 million. At March 31, 2019, our debt to total book capitalization ratio was approximately 39.9%.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. Also, the Company’s present financing policy prohibits incurring debt (secured or unsecured) in excess of 40% of its total book capitalization. The Company was in compliance with its financial covenants under its Credit Facility as of March 31, 2019.

2nd Quarter 2019 Acquisition

On April 30, 2019, the Company acquired one real estate property that was newly constructed totaling approximately 81,000 square feet for an aggregate purchase price and cash consideration of approximately $27.0 million. Upon acquisition, the property was 100.0% leased with lease expiration in 2034. The Company funded the acquisition with proceeds from the Company's Revolving Credit Facility totaling $23.0 million with the remainder from cash on hand.

Acquisition Pipeline

The Company has two properties under definitive purchase agreements for an aggregate expected purchase price of approximately $4.9 million. The Company's expected aggregate returns on these investments range from approximately 9.3% to 9.4%. The Company anticipates the properties will close during the second quarter of 2019. However, the Company is currently performing due diligence procedures customary for these types of transactions and cannot provide assurance as to the timing of when, or whether, the transaction will actually close.

The Company also has four properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $76.0 million. The Company's expected aggregate returns on these investments is approximately 11.0%. The Company expects to close these properties through the end of 2019; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

The Company anticipates funding these investments with cash from operations, through proceeds from its Credit Facility or from net proceeds from additional debt or equity offerings.

Universal Shelf S-3 Registration Statement

The Company has approximately $620.2 million remaining to be issued under its Form S-3 registration statement filed on September 13, 2016 with the Securities and Exchange Commission, and declared effective on September 26, 2016. The registration statement allows us to offer debt or equity securities (or a combination thereof) from time to time.

ATM Program

During the first quarter of 2019, the Company issued, through its ATM Program, 143,600 shares of common stock at an average gross sales price of $33.57 per share and received net proceeds of approximately $4.7 million, as discussed in more detail in Note 8 to the Condensed Consolidated Financial Statements. The proceeds were used to repay outstanding balances under the Company's Credit Facility and for general corporate purposes.

Operating Activities

Cash flows provided by operating activities for the three months ended March 31, 2019 and 2018 were approximately $7.3 million and $5.9 million, respectively. Cash flows provided by operating activities were generally provided by contractual rents, net of expenses, on our real estate property portfolio.

Investing Activities

Cash flows used in investing activities for the three months ended March 31, 2019 and 2018 were approximately $33.3 million and $16.3 million, respectively. During the three months ended March 31, 2019, the Company invested in two properties for an aggregate cash consideration of approximately $32.7 million. During the three months ended March 31, 2018, the Company invested in three properties for an aggregate cash consideration of approximately $12.7 million. In addition, the Company acquired $2.2 million of certain promissory notes secured by two facilities related to its Borrower, discussed in more detail in Note 5 to the Condensed Consolidated Financial Statements.

Financing Activities

Cash flows provided by financing activities for the three months ended March 31, 2019 and 2018 were approximately $27.6 million and $10.6 million, respectively. During the three months ended March 31, 2019, the Company amended its Credit Facility which provided an additional $75.0 million Term Loan. The Company used the net proceeds from the Term Loan to repay outstanding balances under its Revolving Credit Facility. The Company also sold shares under its ATM Program and received net proceeds of approximately $4.7 million, and paid dividends totaling $7.6 million. During the three months ended March 31, 2018, the Company borrowed $40.0 million under its Term Loans, which was used to repay outstanding amounts on its Revolving Credit Facility, and paid dividends totaling $7.2 million.

Security Deposits

As of March 31, 2019, the Company held approximately $1.1 million in security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon the security deposits if there are any defaults under the leases.

Dividends

The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT.

On May 1, 2019, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.41 per share. The dividend is payable on May 31, 2019 to stockholders of record on May 17, 2019. This rate equates to an annualized dividend of $1.64 per share.

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

Changes In Internal Control Over Financial Reporting
There were no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this quarterly report, an investor should consider the risk factors included in its Annual Report on Form 10-K for the year ended December 31, 2018, and other reports that may be filed by the Company.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

None.
ITEM 6.    EXHIBITS
The exhibits required by Item 601 of Regulation S-X which are filed with this report are listed in the Exhibit Index and are hereby incorporated in by reference.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Corporate Charter of Community Healthcare Trust Incorporated, as amended (1)
3.2	Bylaws of Community Healthcare Trust Incorporated, as amended (2)
10.1 *	Third Amendment to the Second Amended and Restated Credit Facility
10.2	Third Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Timothy G. Wallace (3)
10.3	Third Amendment to Employment Agreement between Community Healthcare Trust Incorporated and W. Page Barnes (4)
10.4	Amended and Restated Employment Agreement, dated March 11, 2019, between the Company and W. Page Barnes (5)
10.5	Employment Agreement, dated March 11, 2019, between the Company and David H. Dupuy (6)
10.6	Third Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach (7)
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

(3)	Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 3, 2019 (File No. 001-37401) and incorporated herein by reference.

(4)	Filed as Exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 3, 2019 (File No. 001-37401) and incorporated herein by reference.

(5)	Filed as Exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on March 11, 2019 (File No. 001-37401) and incorporated herein by reference.

(6)	Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on March 11, 2019 (File No. 001-37401) and incorporated herein by reference.

(7)	Filed as Exhibit 10.3 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 3, 2019 (File No. 001-37401) and incorporated herein by reference.
_________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 7, 2019

COMMUNITY HEALTHCARE TRUST INCORPORATED

By:	/s/ Timothy G. Wallace
Timothy G. Wallace
Chief Executive Officer and President

By:	/s/ David H. Dupuy
David H. Dupuy
Executive Vice President and Chief Financial Officer