Form 10-Q
period 2019-06-30
Community Healthcare Trust Inc
filed 2019-08-06
CIK 1631569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37401

Community Healthcare Trust Incorporated
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	46-5212033 (I.R.S. Employer Identification No.)
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
Yes  ☐     No ☒
The Registrant had 19,406,780 shares of Common Stock, $0.01 par value per share, outstanding as of July 31, 2019.

COMMUNITY HEALTHCARE TRUST INCORPORATED
FORM 10-Q
June 30, 2019

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	(Unaudited)
	June 30, 2019	December 31, 2018
ASSETS
Real estate properties
Land and land improvements	$57,388	$50,270
Buildings, improvements, and lease intangibles	454,050	394,527
Personal property	143	133
Total real estate properties	511,581	444,930
Less accumulated depreciation	(65,843)	(55,298)
Total real estate properties, net	445,738	389,632
Cash and cash equivalents	9,031	2,007
Restricted cash	234	385
Other assets, net	35,497	34,546
Total assets	$490,500	$426,570

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Debt, net	$198,176	$147,766
Accounts payable and accrued liabilities	3,395	3,196
Other liabilities	9,809	3,949
Total liabilities	211,380	154,911

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 450,000,000 shares authorized; 19,401,244 and 18,634,502 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	194	186
Additional paid-in capital	361,913	337,180
Cumulative net income	12,694	9,178
Accumulated other comprehensive (loss) income	(4,769)	633
Cumulative dividends	(90,912)	(75,518)
Total stockholders’ equity	279,120	271,659
Total liabilities and stockholders' equity	$490,500	$426,570

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(Unaudited; Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUES
Rental income	$13,361	$11,810	$26,259	$22,885
Other operating interest	955	592	1,498	946
	14,316	12,402	27,757	23,831

EXPENSES
Property operating	2,993	2,506	6,068	4,870
General and administrative	1,776	1,504	3,561	2,697
Depreciation and amortization	5,299	4,630	10,545	9,546
	10,068	8,640	20,174	17,113

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND OTHER ITEMS	4,248	3,762	7,583	6,718
Interest expense	(2,251)	(1,571)	(4,305)	(2,839)
Interest and other income, net	69	226	238	410
INCOME FROM CONTINUING OPERATIONS	2,066	2,417	3,516	4,289
NET INCOME	$2,066	$2,417	$3,516	$4,289

NET INCOME PER COMMON SHARE:
Net income per common share – Basic	$0.09	$0.12	$0.16	$0.22
Net income per common share – Diluted	$0.09	$0.12	$0.16	$0.22
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC	18,245,668	17,573,683	18,100,973	17,573,683
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-DILUTED	18,245,668	17,573,683	18,100,973	17,573,683

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(Unaudited; Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

NET INCOME	$2,066	$2,417	$3,516	$4,289
Other comprehensive (loss) income:
(Decrease) increase in fair value of cash flow hedges	(4,032)	720	(5,245)	1,626
Reclassification for amounts recognized as interest expense	(95)	87	(157)	155
Total other comprehensive (loss) income	(4,127)	807	(5,402)	1,781
COMPREHENSIVE (LOSS) INCOME	$(2,061)	$3,224	$(1,886)	$6,070

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; Dollars in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid in Capital	Cumulative Net Income	Accumulated Other Comprehensive (Loss) Income	Cumulative Dividends	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2019	—	$—	18,862,792	$189	$342,654	$10,628	$(642)	$(83,146)	$269,683
Issuance of common stock, net of issuance costs	—	—	497,453	$5	$18,363	$—	$—	$—	$18,368
Stock-based compensation	—	—	40,999	—	896	—	—	—	896
Unrecognized loss on cash flow hedges	—	—	—	—	—	—	(4,032)	—	(4,032)
Reclassification adj for gain included in net income (interest expense)	—	—	—	—	—	—	(95)	—	(95)
Net income	—	—	—	—	—	2,066	—	—	2,066
Dividends to common stockholders ($0.41 per share)	—	—	—	—	—	—	—	(7,766)	(7,766)
Balance at June 30, 2019	—	$—	19,401,244	$194	$361,913	$12,694	$(4,769)	$(90,912)	$279,120

Balance at December 31, 2018	—	$—	18,634,502	$186	$337,180	$9,178	$633	$(75,518)	$271,659
Issuance of common stock, net of issuance costs	—	—	641,053	7	22,985	—	—	—	22,992
Stock-based compensation	—	—	125,689	1	1,748	—	—	—	1,749
Unrecognized loss on cash flow hedges	—	—	—	—	—	—	(5,245)	—	(5,245)
Reclassification adj for gain included in net income (interest expense)	—	—	—	—	—	—	(157)	—	(157)
Net income	—	—	—	—	—	3,516	—	—	3,516
Dividends to common stockholders ($0.8175 per share)	—	—	—	—	—	—	—	(15,394)	(15,394)
Balance at June 30, 2019	—	$—	19,401,244	$194	$361,913	$12,694	$(4,769)	$(90,912)	$279,120

Balance at March 31, 2018	—	—	18,179,799	182	324,918	6,647	1,232	(53,369)	279,610
Stock-based compensation	—	—	20,176	—	801	—	—	—	801
Unrecognized gain on cash flow hedges	—	—	—	—	—	—	720	—	720
Reclassification adj for loss included in net income (interest expense)	—	—	—	—	—	—	87	—	87
Net income	—	—	—	—	—	2,417	$—	—	2,417
Dividends to common stockholders ($0.40 per share)	—	—	—	—	—	—	—	(7,277)	(7,277)
Balance at June 30, 2018	—	$—	18,199,975	182	325,719	9,064	2,039	(60,646)	276,358

Balance at December 31, 2017	—	$—	18,085,798	$181	$324,303	$4,775	$258	$(46,143)	$283,374
Stock-based compensation	—	—	114,177	1	1,416	—	—	—	1,417
Unrecognized gain on cash flow hedges	—	—	—	—	—	—	1,626	—	1,626
Reclassification adj for loss included in net income (interest expense)	—	—	—	—	—	—	155	—	155
Net income	—	—	—	—	—	4,289	—	—	4,289
Dividends to common stockholders ($0.7975 per share)	—	—	—	—	—	—	—	(14,503)	(14,503)
Balance at June 30, 2018	—	$—	18,199,975	$182	$325,719	$9,064	$2,039	$(60,646)	$276,358
See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$3,516	$4,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,839	10,002
Stock-based compensation	1,749	1,417
Straight-line rent receivable	(749)	(807)
Deferred income tax expense (benefit)	27	(112)
Changes in operating assets and liabilities:
Other assets	(1,087)	(1,309)
Accounts payable and accrued liabilities	114	287
Other liabilities	(26)	(739)
Net cash provided by operating activities	14,383	13,028

INVESTING ACTIVITIES
Acquisitions of real estate	(63,449)	(20,082)
Acquisitions of notes receivable	—	(2,201)
Funding of notes receivable	—	(4,833)
Proceeds from the repayment of notes receivable	320	34
Capital expenditures on existing real estate properties	(1,654)	(3,571)
Net cash used in investing activities	(64,783)	(30,653)

FINANCING ACTIVITIES
Net repayments on revolving credit facility	(24,000)	(8,000)
Term loan borrowings	75,000	40,000
Mortgage note repayments	(52)	—
Dividends paid	(15,394)	(14,503)
Proceeds from issuance of common stock	23,172	—
Equity issuance costs	(180)	—
Debt issuance costs	(1,273)	(218)
Net cash provided by financing activities	57,273	17,279
Increase in cash and cash equivalents and restricted cash	6,873	(346)
Cash and cash equivalents and restricted cash, beginning of period	2,392	2,130
Cash and cash equivalents and restricted cash, end of period	$9,265	$1,784

Supplemental Cash Flow Information:
Interest paid	$2,781	$2,555
Invoices accrued for construction, tenant improvement and other capitalized costs	$29	$265
Reclassification between accounts and notes receivable	$45	$—
Reclassification of registration statement costs incurred in prior year to equity issuance costs	$187	$—
(Decrease) increase in fair value of cash flow hedges	$(5,245)	$1,626
Fair value of property received in foreclosure	$—	$4,541
Notes and mortgage receivable repayments utilized to originate note receivable	$—	$18,167
See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Business Overview
Community Healthcare Trust Incorporated (the ‘‘Company’’, ‘‘we’’, ‘‘our’’) was organized in the State of Maryland on March 28, 2014. The Company is a fully-integrated healthcare real estate company that owns and acquires real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers in our target submarkets. As of June 30, 2019, the Company had investments of approximately $511.6 million in 108 real estate properties, located in 30 states, totaling approximately 2.4 million square feet in the aggregate.

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

This interim financial information should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Reclassifications
Tenant reimbursements totaling $1.6 million and $3.0 million, respectively, on the Company's Condensed Consolidated Statements of Income for the three and six months ended June 30, 2018 were reclassified into rental income.

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

Notes to Condensed Consolidated Financial Statements - Continued

New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Lease Accounting
In February 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases; in January 2018, the FASB issued ASU 2018-01, Leases - Land Easement Practical Expedient for Transition to Topic 842; in July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases - Targeted Improvements; and in December 2018, the FASB issued ASU 2018-20, Narrow-Scope Improvements for Lessors. The Company adopted this group of ASUs, collectively referred to as Topic 842, on January 1, 2019. Topic 842 superseded the existing standard for lease accounting (Topic 840, Leases).

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

Topic 842 requires lessees to record most leases on their balance sheet through a right-of-use ("ROU") model, in which a lessee records a ROU asset and a lease liability on their balance sheet. Leases with terms that are 12 months or less or leases that are clearly insignificant have not been accounted for under the ROU model. Lessees will account for leases as financing or operating leases, with the classification affecting the timing and pattern of expense recognition in the income statement. Lease expense will be recognized based on the effective interest method for leases accounted for as finance leases and on a straight-line basis over the term of the lease for leases accounted for as operating leases.

The accounting by a lessor under Topic 842 is largely unchanged from that of Topic 840. Under Topic 842, lessors will continue to account for leases as a sales-type, direct-financing, or operating. A lease will be treated as a sale if it is considered to transfer control of the underlying asset to the lessee. A lease will be classified as direct-financing if risks and rewards are conveyed without the transfer of control. Otherwise, the lease is treated as an operating lease. Topic 842 requires accounting for a transaction as a financing in a sale leaseback when the seller-lessee is provided an option to purchase the property from the landlord at the tenant's option. The Company expects that this provision could change the accounting for these types of leases in the future. Topic 842 also includes the concept of separating lease and nonlease components. Under Topic 842, nonlease components, such as common area maintenance, would be accounted for under Topic 606 and separated from the lease payments. However, the Company elected the lessor practical expedient allowing the Company to not separate these components when certain conditions are met. With this election, the Company combined tenant reimbursements with rental income on its Condensed Consolidated Statements of Income. Additionally, we will recognize a charge to rental income for amounts deemed uncollectible. Further, the Company has historically only capitalized direct leasing costs, such as leasing commissions. While the new standard revises the treatment of indirect leasing costs and permits the capitalization and amortization only of direct leasing costs, the Company does not expect an impact to its financial statements related to the capitalization of leasing costs. Also, the Narrow-Scope Improvements for Lessors under ASU 2018-20 allows the Company to continue to exclude from revenue costs paid by our tenants on our behalf directly to third parties, such as property taxes and insurance.

Topic 842 provided two transition alternatives. The Company adopted the standard based on the prospective optional transition method, in which leases for comparative periods continue to be accounted for in accordance with Topic 840.

Notes to Condensed Consolidated Financial Statements - Continued

Upon adoption, where the Company is the lessee, we recorded a ROU asset and a related operating lease liability, each totaling approximately $0.1 million, related to one ground lease which will have minimal impact on the recognition of future ground lease expense. The ROU lease asset is included in other assets and the operating lease liability is included in other liabilities on the Company's Condensed Consolidated Balance Sheet.

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

Recently Issued Accounting Pronouncements
Financial Instruments-Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses, which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, companies will be required to use a new current expected credit loss ("CECL") model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, companies will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. Companies will have to disclose significantly more information, including information they use to track credit quality by year of origination for most financing receivables. Companies will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This standard is effective for the Company on January 1, 2020 with early adoption permitted. In August 2018, the FASB issued a proposal that would amend the ASU to clarify that receivables arising from leases would not be within the scope of the ASU but rather would be accounted for under the leasing standard. The Company continues to monitor the FASB's activity relating to this ASU and the effects that it could have on our Consolidated Financial Statements.

Note 2. Real Estate Investments

At June 30, 2019, the Company had investments of approximately $511.6 million in 108 real estate properties. The following table summarizes the Company's real estate investments.

(Dollars in thousands)	Number of Facilities	Land and Land Improvements	Buildings, Improvements, and Lease Intangibles	Personal Property	Total	Accumulated Depreciation
Medical office buildings:
Florida	5	$4,608	$29,349	$—	$33,957	$4,921
Ohio	6	3,638	26,517	—	30,155	5,855
Texas	3	3,115	15,591	—	18,706	4,659
Illinois	3	1,877	15,014	—	16,891	2,905
Kansas	3	2,455	14,933	—	17,388	4,335
Iowa	1	2,241	9,062	—	11,303	2,734
Other states	15	4,356	35,925	—	40,281	5,196
	36	22,290	146,391	—	168,681	30,605
Physician clinics:
Kansas	2	610	6,921	—	7,531	1,587
Illinois	6	2,888	9,539	—	12,427	688
Florida	5	506	10,322	—	10,828	998
Other states	9	2,903	21,646	—	24,549	3,721
	22	6,907	48,428	—	55,335	6,994
Surgical centers and hospitals:
Louisiana	1	1,683	21,353	—	23,036	1,377
Michigan	2	637	8,286	—	8,923	2,529
Illinois	2	2,349	8,222	—	10,571	1,604
Florida	1	271	7,069	—	7,340	926
Arizona	2	576	5,389	—	5,965	1,689
Other states	7	2,130	17,917	—	20,047	4,303
	15	7,646	68,236	—	75,882	12,428
Specialty centers:
Illinois	3	3,489	24,733	—	28,222	2,516
Other states	22	5,207	38,396	—	43,603	7,857
	25	8,696	63,129	—	71,825	10,373
Behavioral facilities:
Massachusetts	1	3,835	23,302	—	27,137	—
West Virginia	1	2,138	22,897	—	25,035	1,026
Illinois	1	1,300	18,803	—	20,103	1,450
Indiana	2	1,126	6,040	—	7,166	390
Other states	3	1,412	12,840	—	14,252	583
	8	9,811	83,882	—	93,693	3,449
Inpatient rehabilitation facilities:
Texas	1	1,515	27,001	—	28,516	272
	1	1,515	27,001	—	28,516	272
Long-term acute care hospitals:
Indiana	1	523	14,405	—	14,928	1,394
	1	523	14,405	—	14,928	1,394
Corporate property	—	—	2,578	143	2,721	328
Total real estate investments	108	$57,388	$454,050	$143	$511,581	$65,843

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

Future minimum lease payments under the non-cancelable operating leases due the Company for the years ending December 31, as of June 30, 2019, are as follows (in thousands):

2019 (six months ending December 31)	$23,457
2020	44,779
2021	41,619
2022	38,168
2023	33,579
2024 and thereafter	189,870
$371,472

Straight-line rental income
Rental income is recognized as earned over the life of the lease agreement on a straight-line basis. Straight-line rent included in rental income was approximately $0.4 million and $0.4 million, respectively, for the three months ended June 30, 2019 and 2018 and was approximately $0.7 million and $0.8 million, respectively, for the six months ended June 30, 2019 and 2018.

Deferred revenue
Rent received but not yet earned is deferred until such time it is earned. Deferred revenue, included in other liabilities, was approximately $1.7 million and $1.6 million, respectively, at June 30, 2019 and December 31, 2018.

Note 4. Real Estate Acquisitions

During the second quarter of 2019, the Company acquired three real estate properties totaling approximately 110,000 square feet for an aggregate purchase price of approximately $31.9 million and cash consideration of approximately $30.7 million. Upon acquisition, the properties were approximately 97.1% leased in the aggregate with lease expirations through 2034. Amounts reflected in revenues and net income for the six months ended June 30, 2019 for these properties were approximately $0.5 million and $0.5 million, respectively. Due to the original structuring of one of the acquisitions in April 2019, the Company recorded interest income for May and June of 2019 totaling approximately $0.4 million, included in other operating interest on the Condensed Consolidated Statements of Income, rather than rental income. Transaction costs totaling approximately $0.2 million related to these asset acquisitions were capitalized in the period and included in real estate assets.

During the first quarter of 2019, the Company acquired two real estate properties totaling approximately 83,000 square feet for an aggregate purchase price and cash consideration of approximately $32.7 million. Upon acquisition, the properties were 100% leased in the aggregate with lease expirations in 2029. Amounts reflected in revenues and net income for the six months ended June 30, 2019 for these properties were approximately $1.2 million and $0.9 million, respectively. Transaction costs totaling approximately $0.1 million related to these asset acquisitions were capitalized in the period and included in real estate assets.

Notes to Condensed Consolidated Financial Statements - Continued

The following table summarizes the relative fair values of the assets acquired and liabilities assumed in the property acquisitions for the six months ended June 30, 2019.

	Relative Fair Value	Estimated Useful Life
	(in thousands)	(In years)
Land and land improvements	$7,061	4.7-13.9
Building and building improvements	56,655	20-40
Intangibles:
At-market lease intangibles	1,281	3.8-10.8
Below-market lease intangibles	(44)	8.3
Total intangibles	1,237
Accounts receivable and other assets assumed	14
Accounts payable, accrued liabilities and other liabilities assumed	(1,430)
Prorated rent, interest and operating expense reimbursement amounts collected	(88)
Total cash consideration	$63,449

Note 5. Debt, net

The table below details the Company's debt as of June 30, 2019 and December 31, 2018.

	Balance as of
(Dollars in thousands)	June 30, 2019	December 31, 2018	Maturity Dates

Revolving Credit Facility	$19,000	$43,000	3/23
A-1 Term Loan, net	49,796	49,759	3/22
A-2 Term Loan, net	49,748	49,722	3/24
A-3 Term Loan, net	74,388	—	3/26
Mortgage Note Payable	5,244	5,285	5/24
	$198,176	$147,766

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

Notes to Condensed Consolidated Financial Statements - Continued

aggregate principal amount of $50.0 million (the "A-1 Term Loan"), which matures on March 29, 2022, a seven-year term loan facility in the aggregate principal amount of $50.0 million (the "A-2 Term Loan"), which matures on March 29, 2024 and the new seven-year, $75.0 million A-3 Term Loan, which matures on March 29, 2026.

Amounts outstanding under the Revolving Credit Facility, as amended, bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 1.25% to 1.90% or (ii) a base rate plus 0.25% to 0.90% in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.25% of the amount of the unused portion of the Revolving Credit Facility if amounts borrowed are greater than 33.3% of the borrowing capacity under the Revolving Credit Facility and 0.35% of the unused portion of the Revolving Credit Facility if amounts borrowed are less than or equal to 33.3% of the borrowing capacity under the Revolving Credit Facility. The Company had $19.0 million outstanding under the Revolving Credit Facility with a borrowing capacity remaining of approximately $131.0 million at June 30, 2019.

Amounts outstanding under the Term Loans, as amended, bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 1.25% to 2.30% or (ii) a base rate plus 0.25% to 1.30%, in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.35% of the amount of the unused portion of the Term Loans. The Company has entered into interest rate swaps to fix the interest rates on the Term Loans. See Note 6 for more details on the interest rate swaps. At June 30, 2019, the Company had drawn the full $175.0 million under the Term Loans which had a fixed weighted average interest rate under the swaps of approximately 4.569%.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. The Company was in compliance with its financial covenants under its Credit Facility as of June 30, 2019.

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

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

As of June 30, 2019, the Company had seven outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk for notional amounts totaling $175.0 million. The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018.

Notes to Condensed Consolidated Financial Statements - Continued

	Asset Derivatives Fair Value at			Liability Derivatives Fair Value at
	June 30, 2019	December 31, 2018	Balance Sheet Classification	June 30, 2019	December 31, 2018	Balance Sheet Classification
Interest rate swaps	$—	$902	Other assets	$4,769	$98	Other Liabilities

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive (loss) income and are subsequently reclassified to interest expense in the period that the hedged forecasted transaction affects earnings.

Amounts reported in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s Term Loans. During the next twelve months, the Company estimates that an additional $0.7 million will be reclassified from other comprehensive (loss) income ("OCI") as an increase to interest expense.

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Amount of unrealized (loss) gain recognized in OCI on derivative	$(4,032)	$720	$(5,245)	$1,626
Amount of (gain) loss reclassified from accumulated OCI into interest expense	$(95)	$87	$(157)	$155
Total Interest Expense presented in the Condensed Consolidated Statements of Income in which the effects of the cash flow hedges are recorded	$2,251	$1,571	$4,305	$2,839

Credit-risk-related Contingent Features
As of June 30, 2019, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $5.0 million. As of June 30, 2019, the
Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of approximately $5.0 million at June 30, 2019.

Note 7. Stockholders’ Equity

Common Stock
The following table provides a reconciliation of the beginning and ending common stock balances for the six months ended June 30, 2019 and for the year ended December 31, 2018:

	Six Months Ended June 30, 2019	Year Ended December 31, 2018
Balance, beginning of period	18,634,502	18,085,798
Issuance of common stock	641,053	334,700
Restricted stock-based awards	125,689	214,004
Balance, end of period	19,401,244	18,634,502

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

The Company's activity under the ATM program for the three and six months ended June 30, 2019 is detailed in the table below. As of June 30, 2019, the Company had approximately $66.0 million remaining that may be issued under the ATM Program.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Shares issued	497,453	641,053
Proceeds received (in millions)	$18.5	$23.2
Average gross sales price per share ($)	$37.85	$36.89

Note 8. Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2019	2018	2019	2018
Net income	$2,066	$2,417	$3,516	$4,289
Participating securities' share in earnings	(351)	(241)	(652)	(481)
Net income, less participating securities' share in earnings	$1,715	$2,176	$2,864	$3,808

Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	19,055,110	18,187,718	18,896,274	18,175,990
Unvested restricted shares	(809,442)	(614,035)	(795,301)	(602,307)
Weighted average Common Shares outstanding–Basic	18,245,668	17,573,683	18,100,973	17,573,683
Dilutive potential common shares	—	—	—	—
Weighted average Common Shares outstanding –Diluted	18,245,668	17,573,683	18,100,973	17,573,683

Basic Net Income per Common Share	$0.09	$0.12	$0.16	$0.22

Diluted Net Income per Common Share	$0.09	$0.12	$0.16	$0.22

Note 9. Incentive Plan

Under the Company's 2014 Incentive Plan, as amended, awards may be made in the form of restricted stock, cash or a combination of both. Compensation expense recognized from the amortization of the value of the Company's officer, employee and director shares over the applicable vesting periods during the three months ended June 30, 2019 and 2018 was approximately $0.9 million and $0.8 million, respectively, and during the six months ended June 30, 2019 and 2018 was approximately $1.8 million and $1.4 million, respectively. Included in general and administrative expense for the second quarter of 2018 was approximately $0.2 million related to fully amortized shares previously granted to a board member who did not stand for re-election to the Company's board. A summary of the activity under the 2014 Incentive Plan for the three and six months ended June 30, 2019 and 2018 is included in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock-based awards, beginning of period	794,177	606,116	709,487	512,115
Stock in lieu of compensation	15,004	5,320	57,529	52,347
Stock awards	25,995	14,856	68,160	61,830
Total stock granted	40,999	20,176	125,689	114,177
Vested shares	(21,424)	—	(21,424)	—
Stock-based awards, end of period	813,752	626,292	813,752	626,292

Note 10. Other Assets

Items included in Other assets, net on the Company's Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018 are detailed in the table below.

	Balance as of
(Dollars in thousands)	June 30, 2019	December 31, 2018
Notes receivable	$23,835	$24,110
Accounts and interest receivables	2,773	2,158
Straight-line rent receivables	4,006	3,254
Prepaid assets	659	487
Deferred financing costs, net	771	318
Leasing commissions, net	900	790
Deferred tax asset	1,998	2,024
Fair value of interest rate swaps	—	902
Above-market intangible assets, net	156	168
Right of use leased asset	141	—
Other	258	335
	$35,497	$34,546

The Company's $23.8 million in notes receivable at June 30, 2019 include mainly the following notes. Interest related to these notes is included in Other Operating Interest on the Company's Condensed Consolidated Statements of Income.

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

The Company identified the borrowers of these notes as variable interest entities ("VIEs"), but management determined that the Company was not the primary beneficiary of the VIEs because we lack either directly or through related parties any material impact in the activities that impact the borrowers' economic performance. We are not obligated to provide support beyond our stated commitment to the borrowers, and accordingly our maximum exposure to loss as a result of this relationship is limited to the amount of our outstanding notes receivable. The VIEs that we have identified at June 30, 2019 are summarized in the table below.

Classification	Carrying Amount (in millions)	Maximum Exposure to Loss (in millions)
Notes receivable	$861	$861
Note receivable	$22,962	$22,962

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

The table below details the fair values and carrying values for our notes receivable, interest rate swaps, and mortgage note payable at June 30, 2019 and December 31, 2018, using level 2 inputs.

	June 30, 2019		December 31, 2018
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable	$23,835	$23,935	$24,110	$23,936
Interest rate swap asset	$—	$—	$902	$902
Interest rate swap liability	$4,769	$4,769	$269	$269
Mortgage note payable	$5,340	$5,262	$5,391	$5,307

Notes to Condensed Consolidated Financial Statements - Continued

Note 12. Subsequent Events

Dividend Declared
On August 1, 2019, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.4125 per share. The dividend is payable on August 30, 2019 to stockholders of record on August 16, 2019.

Subsequent Acquisitions
Subsequent to June 30, 2019, the Company acquired three real estate properties, including one that was previously under construction, totaling approximately 130,000 square feet for a purchase price of approximately $52.6 million and cash consideration of approximately $52.2 million. Upon acquisition, the properties were 100.0% leased in the aggregate with lease expiration through 2034. The Company funded the acquisitions with cash from operations and proceeds from the Company's Revolving Credit Facility.

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

Real estate acquisitions
During the second quarter of 2019, the Company acquired three real estate properties totaling approximately 110,000 square feet for an aggregate purchase price of approximately $31.9 million and cash consideration of approximately $30.7 million. Upon acquisition, the properties were approximately 97.1% leased in the aggregate with lease expirations through 2034.

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

3rd Quarter 2019 Acquisitions
Subsequent to June 30, 2019, the Company acquired three real estate properties, including one that was previously under construction, totaling approximately 130,000 square feet for a purchase price of approximately $52.6 million and cash consideration of approximately $52.2 million. Upon acquisition, the properties were 100.0% leased in the aggregate with lease expiration through 2034. The Company funded the acquisitions with cash from operations and proceeds from the Company's Revolving Credit Facility.

Acquisition Pipeline
The Company has five properties under definitive purchase agreements for an aggregate expected purchase price of approximately $15.8 million. The Company's expected aggregate returns on these investments range from approximately 9.2% to 10.1%. The Company anticipates the properties will close during the third quarter of 2019. However, the Company is currently performing due diligence procedures customary for these types of transactions and cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

The Company also has four properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $87.0 million. The Company's expected aggregate returns on these investments range rom approximately 9.5% to 11.0%. The Company expects to close these properties through 2020; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

The Company anticipates funding these investments with cash from operations, through proceeds from its Credit Facility or from net proceeds from additional debt or equity offerings.

Leased square footage
As of June 30, 2019, our real estate portfolio was approximately 90.1% leased. During the first six months of 2019, we had expiring or terminated leases related to approximately 73,000 square feet and leased or renewed leases relating to approximately 101,000 square feet.

Highlands Transition Update
A new operator is currently managing Highlands Hospital pursuant to a management agreement, continues to perform due diligence, and is in the process of preparing for transfer of licenses and other assets.

The Company's lease with the new operator will become effective upon the transfer of the licenses to the new operator, which is anticipated to happen in the second half of 2019.

The Company has received and anticipates continuing to receive monthly payments of approximately $0.3 million.

Though the Company has experienced some short-term effects from the timing of receipts or reimbursement of expenses, the Company does not anticipate any material adverse long-term effect to its cash flows or net income related to the transition or subsequent leasing of this facility.

The Company cannot provide assurance as to the timing or whether, this transaction will actually close.

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

Results of Operations
The Company's results of operations for the three and six months ended June 30, 2019 compared to the same period in 2018 have most significantly been impacted by its real estate acquisitions. As of June 30, 2019 and 2018, the Company had investments in real estate properties totaling approximately $511.6 million and $416.8 million, respectively.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
The table below shows our results of operations for the three months ended June 30, 2019 compared to the same period in 2018 and the effect of changes in those results from period to period on our net income.

	Three Months Ended June 30,		Increase (Decrease) to Net Income
(dollars in thousands)	2019	2018	$	%
REVENUES
Rental income	$13,361	$11,810	$1,551	13.1%
Other operating interest	955	592	363	61.3%
	14,316	12,402	1,914	15.4%
EXPENSES
Property operating	2,993	2,506	(487)	(19.4)%
General and administrative	1,776	1,504	(272)	(18.1)%
Depreciation and amortization	5,299	4,630	(669)	(14.4)%
	10,068	8,640	(1,428)	(16.5)%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND OTHER ITEMS	4,248	3,762	486	12.9%
Interest expense	(2,251)	(1,571)	(680)	(43.3)%
Other income	69	226	(157)	(69.5)%
INCOME FROM CONTINUING OPERATIONS	2,066	2,417	(351)	(14.5)%
NET INCOME	$2,066	$2,417	$(351)	(14.5)%

Revenues
Revenues increased approximately $1.9 million, or 15.4%, for the three months ended June 30, 2019 compared to the same period in 2018 mainly due to acquisitions of real estate. Due to the original structuring of an acquisition in April 2019, the Company recorded interest income of approximately $0.4 million, included in other operating interest, rather than rental income, for May and June of 2019.

Expenses
Property operating expenses increased approximately $0.5 million, or 19.4%, for the three months ended June 30, 2019 compared to the same period in 2018 mainly due to acquisitions of real estate.

General and administrative expenses increased approximately $0.3 million, or 18.1%, for the three months ended June 30, 2019 compared to the same period in 2018. Compensation-related expenses and occupancy costs related to our employees, including the amortization of non-vested restricted common shares issued under our 2014 Incentive Plan and expenses related to the addition of employees increased approximately $0.3 million in the second quarter of 2019 compared to the same period in 2018.

Depreciation and amortization expense increased approximately $0.7 million, or 14.4%, for the three months ended June 30, 2019 compared to the same period in 2018. Acquisitions accounted for an increase of approximately $1.1 million, offset by a decrease of approximately $0.6 million in amortization due to fully depreciated real estate lease intangibles which generally have a shorter depreciable life than a building. Also, land, building and tenant improvements accounted for an increase of approximately $0.2 million.

Interest expense
Interest expense increased approximately $0.7 million, or 43.3%, for the three months ended June 30, 2019 compared to the same period in 2018 due mainly to additional Term Loan borrowings under its Credit Facility in the first quarters of 2018 and 2019, as well as a higher weighted average debt balance and weighted average interest rate on the Revolving Credit Facility in the second quarter of 2019 compared to the same period in 2018.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
The table below shows our results of operations for the six months ended June 30, 2019 compared to the same period in 2018 and the effect of changes in those results from period to period on our net income.

	Six Months Ended June 30,		Increase (Decrease) to Net Income
(dollars in thousands)	2019	2018	$	%
REVENUES
Rental income	$26,259	$22,885	$3,374	14.7%
Other operating interest	1,498	946	552	58.4%
	27,757	23,831	3,926	16.5%
EXPENSES
Property operating	6,068	4,870	(1,198)	(24.6)%
General and administrative	3,561	2,697	(864)	(32.0)%
Depreciation and amortization	10,545	9,546	(999)	(10.5)%
	20,174	17,113	(3,061)	(17.9)%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND OTHER ITEMS	7,583	6,718	865	12.9%
Interest expense	(4,305)	(2,839)	(1,466)	51.6%
Other income	238	410	(172)	(42.0)%
INCOME FROM CONTINUING OPERATIONS	3,516	4,289	(773)	(18.0)%
NET INCOME	$3,516	$4,289	$(773)	(18.0)%

Revenues
Revenues increased approximately $3.9 million, or 16.5%, for the six months ended June 30, 2019 compared to the same period in 2018 mainly due to acquisitions of real estate. Due to the original structuring of an acquisition in April 2019, the Company recorded interest income of approximately $0.4 million, included in other operating interest, rather than rental income, for May and June of 2019.

Expenses
Property operating expenses increased approximately $1.2 million, or 24.6%, for the six months ended June 30, 2019 compared to the same period in 2018 mainly due to acquisitions of real estate.

General and administrative expenses increased approximately $0.9 million, or 32.0%, for the six months ended June 30, 2019 compared to the same period in 2018. Compensation-related expenses and occupancy costs related to our employees, including the amortization of non-vested restricted common shares issued under our 2014 Incentive Plan and expenses related to the addition of employees increased approximately $0.6 million; and state and federal income taxes and franchise taxes increased approximately $0.3 million.

Depreciation and amortization expense increased approximately $1.0 million, or 10.5%, for the six months ended June 30, 2019 compared to the same period in 2018. Acquisitions accounted for an increase of approximately $2.1 million, offset by a decrease of approximately $1.4 million in amortization due to fully depreciated real estate lease intangibles which generally have a shorter depreciable life than a building. Also, land, building and tenant improvements accounted for an increase of approximately $0.3 million.

Interest expense
Interest expense increased approximately $1.5 million, or 51.6%, for the six months ended June 30, 2019 compared to the same period in 2018 due mainly to additional Term Loan borrowings under its Credit Facility in the first quarters of 2018 and 2019, as well as a higher weighted average debt balance and weighted average interest rate on the Revolving Credit Facility in the first six months of 2019 compared to the same period in 2018.

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

The table below reconciles FFO to net income for the three and six months ended June 30, 2019 and 2018, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, excepts per share amounts)	2019	2018	2019	2018
Net income	$2,066	$2,417	3,516	$4,289
Real estate depreciation and amortization	5,340	4,624	10,622	9,535
Total adjustments	5,340	4,624	10,622	9,535
Funds from Operations	$7,406	$7,041	$14,138	$13,824
Funds from Operations per Common Share-Basic	$0.41	$0.40	$0.78	$0.79
Funds from Operations per Common Share-Diluted	$0.40	$0.40	$0.76	$0.78
Weighted Average Common Shares Outstanding-Basic	18,245,668	17,573,683	18,100,973	17,573,683
Weighted Average Common Shares Outstanding-Diluted (1)	18,684,916	17,799,823	18,530,138	17,812,408
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

The Company's Credit Facility, as amended on March 29, 2019, provides for a $150.0 million Revolving Credit Facility and $175.0 million in Term Loans, as well as an accordion feature which allows borrowings up to a total of $525.0 million, including the ability to add and fund additional term loans. Note 5 to the Condensed Consolidated Financial Statements provides more details on the Company's Credit Facility and the amendment on March 29, 2019. At June 30, 2019, the Company had borrowed $175.0 million in Term Loans and had borrowing capacity remaining under the Revolving Credit Facility of approximately $131.0 million. At June 30, 2019, our debt to total capitalization ratio (debt plus stockholders' equity plus accumulated depreciation) was approximately 36.5%.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. Also, the Company’s current financing policy prohibits aggregate debt (secured or unsecured) in excess of 40% of the Company's total capitalization, except for short-term, transitory periods. The Company was in compliance with its financial covenants under its Credit Facility as of June 30, 2019.

3rd Quarter 2019 Acquisitions
Subsequent to June 30, 2019, the Company acquired three real estate properties, including one that was previously under construction, totaling approximately 130,000 square feet for a purchase price of approximately $52.6 million and cash consideration of approximately $52.2 million. Upon acquisition, the properties were 100.0% leased in the aggregate with lease expiration through 2034. The Company funded the acquisitions with cash from operations and proceeds from the Company's Revolving Credit Facility.

Acquisition Pipeline
The Company has five properties under definitive purchase agreements for an aggregate expected purchase price of approximately $15.8 million. The Company's expected aggregate returns on these investments range from approximately 9.2% to 10.1%. The Company anticipates the properties will close during the third quarter of 2019. However, the Company is currently performing due diligence procedures customary for these types of transactions and cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

The Company also has four properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $87.0 million. The Company's expected aggregate returns on these investments is approximately 9.5% to 11.0%. The Company expects to close these properties through 2020; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

The Company anticipates funding these investments with cash from operations, through proceeds from its Credit Facility or from net proceeds from additional debt or equity offerings.

Universal Shelf S-3 Registration Statement
The Company has approximately $601.4 million remaining to be issued under its Form S-3 registration statement filed on September 13, 2016 with the Securities and Exchange Commission, and declared effective on September 26, 2016. The registration statement allows us to offer debt or equity securities (or a combination thereof) from time to time.

ATM Program
During the first six months of 2019, the Company issued, through its ATM Program, 641,053 shares of common stock at an average gross sales price of $36.89 per share and received proceeds of approximately $23.2 million, as discussed in more detail in Note 7 to the Condensed Consolidated Financial Statements. The proceeds were used for additional acquisitions, to repay outstanding balances under the Company's Credit Facility and for general corporate purposes.

Operating Activities
Cash flows provided by operating activities for the six months ended June 30, 2019 and 2018 were approximately $14.4 million and $13.0 million, respectively. Cash flows provided by operating activities were generally provided by contractual rents, net of expenses, on our real estate property portfolio.

Investing Activities
Cash flows used in investing activities for the six months ended June 30, 2019 and 2018 were approximately $64.8 million and $30.7 million, respectively. During the six months ended June 30, 2019, the Company invested in five properties for an aggregate cash consideration of approximately $63.4 million. During the six months ended June 30, 2018, the Company invested in six properties for an aggregate cash consideration of approximately $20.1 million and $4.5 million fair value of real estate received in foreclosure. In addition, the Company acquired or funded $7.0 million of certain promissory notes during the six months ended June 30, 2018.

Financing Activities
Cash flows provided by financing activities for the six months ended June 30, 2019 and 2018 were approximately $57.3 million and $17.3 million, respectively. During the six months ended June 30, 2019, the Company amended its Credit Facility which provided an additional $75.0 million Term Loan. The Company used the net proceeds from the Term Loan to repay outstanding balances under its Revolving Credit Facility. The Company also sold shares under its ATM Program and received proceeds of approximately $23.2 million, and paid dividends totaling $15.4 million. Dividends paid for the six months ended June 30, 2019 exceeded cash flows from operations by approximately $1.0 million which was funded from proceeds under the Company's Revolving Credit Facility. During the six months ended June 30, 2018, the Company borrowed $40.0 million under its Term Loans, which was used to repay outstanding amounts on its Revolving Credit Facility, and paid dividends totaling $14.5 million.

Security Deposits
As of June 30, 2019, the Company held approximately $2.4 million in security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon the security deposits if there are any defaults under the leases.

Dividends
The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT.

On August 1, 2019, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.4125 per share. The dividend is payable on August 30, 2019 to stockholders of record on August 16, 2019. This rate equates to an annualized dividend of $1.65 per share.

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

Changes In Internal Control Over Financial Reporting
There were no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, an investor should consider the risk factors included in its Annual Report on Form 10-K for the year ended December 31, 2018, and other reports that may be filed by the Company. Investors should also consider the following risk factors:

We will no longer qualify as an “emerging growth company” after December 31, 2019, and as a result, we will have to comply with increased disclosure and compliance requirements.

We are currently an “emerging growth company” as defined in the JOBS Act, but, based on the market value of our common stock held by non-affiliates exceeding $700 million as of the last business day of our second fiscal quarter of 2019, we will no longer qualify as an “emerging growth company” but instead will be deemed a large accelerated filer as of December 31, 2019.

As a large accelerated filer, we will be subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. These requirements include, but are not limited to:

•
the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002;

•
compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements;

•	the requirement that we provide full and more detailed disclosures regarding executive compensation; and

•	the requirement that we hold a non-binding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved.

An emerging growth company may also elect to delay the adoption of new accounting standards to when they become applicable to private companies, rather than when public companies must adopt them. However, the Company elected to adopt new accounting standards at the same time as applicable to other public companies.

We expect that the loss of emerging growth company status and compliance with the additional requirements of being a large accelerated filer will increase our legal and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the Securities and Exchange Commission, (the "SEC"), or other regulatory authorities, which would require additional financial and management resources.

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors' views of us and, as a result, the value of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act, management of our Company was required to report upon the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ended December 31, 2016. However, since we will be deemed a large accelerated filer beginning with our Annual Report of Form 10-K for the year ended December 31, 2019, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting.

The rules governing the standards that must be met for management and our independent registered public accounting firm to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. In connection with our and our independent registered public accounting firm’s evaluations of our internal control over financial reporting, we may need to upgrade systems, including information technology; implement additional financial and management controls, reporting systems, and procedures; and hire additional accounting and finance staff.

Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us or our independent registered public accounting firm conducted in connection with Section 404 of the Sarbanes-Oxley Act may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. Internal control deficiencies could also result in a restatement of our financial results in the future. We could become subject to stockholder or other third-party litigation, as well as investigations by the SEC, the New York Stock Exchange, or other regulatory authorities, which could require additional financial and management resources and could result in fines, trading suspensions, payment of damages or other remedies. Further, any delay in compliance with the auditor attestation provisions of Section 404 could subject us to a variety of administrative sanctions, including ineligibility for short-form resale registration, action by the SEC and the suspension or delisting of our common stock, which could reduce the trading price of our common stock and could harm our business.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

None.
ITEM 6.    EXHIBITS
The exhibits required by Item 601 of Regulation S-X which are filed with this report are listed in the Exhibit Index and are hereby incorporated in by reference.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Corporate Charter of Community Healthcare Trust Incorporated, as amended (1)
3.2	Bylaws of Community Healthcare Trust Incorporated, as amended (2)
10.1	Amended and Restated Employment Agreement, dated May 1, 2019, between the Company and Leigh Ann Stach (3)
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

(3)	Filed as Exhibit 10.1 to to the Form 8-K of the Company filed with the Securities and Exchange Commission on May 3, 2019 (File No. 001-37401) and incorporated herein by reference.
_________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 6, 2019

COMMUNITY HEALTHCARE TRUST INCORPORATED

By:	/s/ Timothy G. Wallace
Timothy G. Wallace
Chief Executive Officer and President

By:	/s/ David H. Dupuy
David H. Dupuy
Executive Vice President and Chief Financial Officer