Form 10-Q
period 2019-09-30
Community Healthcare Trust Inc
filed 2019-11-05
CIK 1631569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37401

Community Healthcare Trust Incorporated
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	46-5212033 (I.R.S. Employer Identification No.)
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
Yes  ☐     No ☒
The Registrant had 20,177,693 shares of Common Stock, $0.01 par value per share, outstanding as of October 31, 2019.

COMMUNITY HEALTHCARE TRUST INCORPORATED
FORM 10-Q
September 30, 2019

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	(Unaudited)
	September 30, 2019	December 31, 2018
ASSETS
Real estate properties
Land and land improvements	$63,015	$50,270
Buildings, improvements, and lease intangibles	503,110	394,527
Personal property	202	133
Total real estate properties	566,327	444,930
Less accumulated depreciation	(71,617)	(55,298)
Total real estate properties, net	494,710	389,632
Cash and cash equivalents	1,724	2,007
Restricted cash	224	385
Other assets, net	36,414	34,546
Total assets	$533,072	$426,570

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Debt, net	$215,460	$147,766
Accounts payable and accrued liabilities	4,004	3,196
Other liabilities	12,661	3,949
Total liabilities	232,125	154,911

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 450,000,000 shares authorized; 20,177,693 and 18,634,502 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	202	186
Additional paid-in capital	391,247	337,180
Cumulative net income	15,341	9,178
Accumulated other comprehensive (loss) income	(6,826)	633
Cumulative dividends	(99,017)	(75,518)
Total stockholders’ equity	300,947	271,659
Total liabilities and stockholders' equity	$533,072	$426,570

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(Unaudited; Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES
Rental income	$15,718	$11,858	$41,977	$34,743
Other operating interest	541	679	2,039	1,625
	16,259	12,537	44,016	36,368

EXPENSES
Property operating	3,327	2,627	9,395	7,497
General and administrative	2,041	1,395	5,602	4,092
Depreciation and amortization	5,774	4,925	16,319	14,471
	11,142	8,947	31,316	26,060

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND OTHER ITEMS	5,117	3,590	12,700	10,308
Interest expense	(2,483)	(1,643)	(6,788)	(4,482)
Interest and other income, net	13	52	251	462
INCOME FROM CONTINUING OPERATIONS	2,647	1,999	6,163	6,288
NET INCOME	$2,647	$1,999	$6,163	$6,288

NET INCOME PER COMMON SHARE:
Net income per common share – Basic	$0.12	$0.10	$0.28	$0.31
Net income per common share – Diluted	$0.12	$0.10	$0.28	$0.31
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC	18,832,902	17,669,681	18,347,630	17,695,688
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-DILUTED	18,832,902	17,669,681	18,347,630	17,695,688

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(Unaudited; Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

NET INCOME	$2,647	$1,999	$6,163	$6,288
Other comprehensive (loss) income:
(Decrease) increase in fair value of cash flow hedges	(2,060)	527	(7,305)	2,152
Reclassification for amounts recognized as interest expense	3	46	(154)	201
Total other comprehensive (loss) income	(2,057)	573	(7,459)	2,353
COMPREHENSIVE INCOME (LOSS)	$590	$2,572	$(1,296)	$8,641

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; Dollars in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid in Capital	Cumulative Net Income	Accumulated Other Comprehensive (Loss) Income	Cumulative Dividends	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2019	—	$—	19,401,244	$194	$361,913	$12,694	$(4,769)	$(90,912)	$279,120
Issuance of common stock, net of issuance costs	—	—	680,309	$7	$28,333	$—	$—	$—	$28,340
Stock-based compensation	—	—	96,140	1	1,001	—	—	—	1,002
Unrecognized gain on cash flow hedges	—	—	—	—	—	—	(2,060)	—	(2,060)
Reclassification adj for losses included in net income (interest expense)	—	—	—	—	—	—	3	—	3
Net income	—	—	—	—	—	2,647	—	—	2,647
Dividends to common stockholders ($0.4125 per share)	—	—	—	—	—	—	—	(8,105)	(8,105)
Balance at September 30, 2019	—	$—	20,177,693	$202	$391,247	$15,341	$(6,826)	$(99,017)	$300,947

Balance at December 31, 2018	—	$—	18,634,502	$186	$337,180	$9,178	$633	$(75,518)	$271,659
Issuance of common stock, net of issuance costs	—	—	1,321,362	14	51,318	—	—	—	51,332
Stock-based compensation	—	—	221,829	2	2,749	—	—	—	2,751
Unrecognized loss on cash flow hedges	—	—	—	—	—	—	(7,305)	—	(7,305)
Reclassification adj for gain included in net income (interest expense)	—	—	—	—	—	—	(154)	—	(154)
Net income	—	—	—	—	—	6,163	—	—	6,163
Dividends to common stockholders ($1.23 per share)	—	—	—	—	—	—	—	(23,499)	(23,499)
Balance at September 30, 2019	—	$—	20,177,693	$202	$391,247	$15,341	$(6,826)	$(99,017)	$300,947

Balance at June 30, 2018	—	—	18,199,975	182	325,719	9,064	2,039	(60,646)	276,358
Issuance of common stock, net of issuance costs	—	—	234,000	2	7,062	—	—	—	7,064
Stock-based compensation	—	—	99,827	1	687	—	—	—	688
Unrecognized gain on cash flow hedges	—	—	—	—	—	—	527	—	527
Reclassification adj for losses included in net income (interest expense)	—	—	—	—	—	—	46	—	46
Net income	—	—	—	—	—	1,999	—	—	1,999
Dividends to common stockholders ($0.4025 per share)	—	—	—	—	—	—	—	(7,365)	(7,365)
Balance at September 30, 2018	—	$—	18,533,802	185	333,468	11,063	2,612	(68,011)	279,317

Balance at December 31, 2017	—	$—	18,085,798	$181	$324,303	$4,775	$258	$(46,143)	$283,374
Issuance of common stock, net of issuance costs	—	—	234,000	2	7,062	—	—	—	7,064
Stock-based compensation	—	—	214,004	2	2,103	—	—	—	2,105
Unrecognized gain on cash flow hedges	—	—	—	—	—	—	2,153	—	2,153
Reclassification adj for loss included in net income (interest expense)	—	—	—	—	—	—	201	—	201
Net income	—	—	—	—	—	6,288	—	—	6,288
Dividends to common stockholders ($1.20 per share)	—	—	—	—	—	—	—	(21,868)	(21,868)
Balance at September 30, 2018	—	$—	18,533,802	$185	$333,468	$11,063	$2,612	$(68,011)	$279,317
See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$6,163	$6,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,731	14,929
Stock-based compensation	2,751	2,105
Straight-line rent receivable	(1,353)	(1,165)
Deferred income tax expense (benefit)	9	(103)
Changes in operating assets and liabilities:
Other assets	(1,889)	(3,332)
Accounts payable and accrued liabilities	723	(373)
Other liabilities	52	(427)
Net cash provided by operating activities	23,187	17,922

INVESTING ACTIVITIES
Acquisitions of real estate	(115,624)	(26,820)
Acquisitions of notes receivable	—	(2,201)
Funding of notes receivable	—	(4,833)
Proceeds from the repayment of notes receivable	752	50
Capital expenditures on existing real estate properties	(3,461)	(4,220)
Net cash used in investing activities	(118,333)	(38,024)

FINANCING ACTIVITIES
Net repayments on revolving credit facility	(6,750)	(6,000)
Term loan borrowings	75,000	40,000
Mortgage note repayments	(77)	—
Dividends paid	(23,499)	(21,868)
Proceeds from issuance of common stock	51,640	7,147
Equity issuance costs	(308)	(83)
Debt issuance costs	(1,304)	(218)
Net cash provided by financing activities	94,702	18,978
Decrease in cash and cash equivalents and restricted cash	(444)	(1,124)
Cash and cash equivalents and restricted cash, beginning of period	2,392	2,130
Cash and cash equivalents and restricted cash, end of period	$1,948	$1,006

Supplemental Cash Flow Information:
Interest paid	$6,380	$3,823
Invoices accrued for construction, tenant improvement and other capitalized costs	$270	$102
Reclassification between accounts and notes receivable	$45	$—
Reclassification of registration statement costs incurred in prior year to equity issuance costs	$321	$34
(Decrease) increase in fair value of cash flow hedges	$(7,305)	$2,152
Fair value of property received in foreclosure	$—	$4,541
Notes and mortgage receivable repayments utilized to originate note receivable	$—	$18,167
See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Business Overview
Community Healthcare Trust Incorporated (the ‘‘Company’’, ‘‘we’’, ‘‘our’’) was organized in the State of Maryland on March 28, 2014. The Company is a fully-integrated healthcare real estate company that owns and acquires real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers in our target submarkets. As of September 30, 2019, the Company had investments of approximately $566.3 million in 111 real estate properties, located in 32 states, totaling approximately 2.5 million square feet in the aggregate.

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

Reclassifications
Tenant reimbursements totaling $1.7 million and $4.7 million, respectively, on the Company's Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2018 were reclassified into rental income.

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

Notes to Condensed Consolidated Financial Statements - Continued

Upon adoption, where the Company is the lessee, we recorded a ROU asset and a related operating lease liability, each totaling approximately $0.1 million, related to one ground lease which will have minimal impact on the recognition of future ground lease expense. The ROU lease asset is included in other assets and the operating lease liability is included in other liabilities on the Company's Condensed Consolidated Balance Sheets.

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

Note 2. Real Estate Investments

At September 30, 2019, the Company had investments of approximately $566.3 million in 111 real estate properties. The following table summarizes the Company's real estate investments.

(Dollars in thousands)	Number of Facilities	Land and Land Improvements	Buildings, Improvements, and Lease Intangibles	Personal Property	Total	Accumulated Depreciation
Medical office buildings:
Florida	5	$4,648	$29,384	$—	$34,032	$5,328
Ohio	6	3,665	26,578	—	30,243	6,209
Texas	3	3,164	15,591	—	18,755	4,862
Illinois	3	1,918	15,019	—	16,937	3,195
Kansas	3	2,455	15,539	—	17,994	4,480
Iowa	1	2,241	9,062	—	11,303	2,967
Other states	16	5,587	40,952	—	46,539	5,805
	37	23,678	152,125	—	175,803	32,846
Physician clinics:
Kansas	2	610	6,921	—	7,531	1,690
Illinois	6	2,888	9,709	—	12,597	838
Florida	5	506	10,322	—	10,828	1,101
Other states	9	2,903	21,742	—	24,645	3,984
	22	6,907	48,694	—	55,601	7,613
Surgical centers and hospitals:
Louisiana	1	1,683	21,353	—	23,036	1,511
Michigan	2	637	8,383	—	9,020	2,623
Illinois	2	2,355	8,222	—	10,577	1,797
Florida	1	271	7,070	—	7,341	1,043
Arizona	2	576	5,389	—	5,965	1,774
Other states	7	2,130	17,935	—	20,065	4,534
	15	7,652	68,352	—	76,004	13,282
Specialty centers:
Illinois	3	3,489	24,733	—	28,222	2,916
Other states	22	5,207	38,623	—	43,830	8,365
	25	8,696	63,356	—	72,052	11,281
Behavioral facilities:
Massachusetts	1	3,835	23,303	—	27,138	177
West Virginia	1	2,138	22,897	—	25,035	1,171
Illinois	1	1,300	18,803	—	20,103	1,568
Washington	1	2,725	25,064	—	27,789	120
Other states	5	2,538	18,880	—	21,418	1,097
	9	12,536	108,947	—	121,483	4,133
Inpatient rehabilitation facilities:
Texas	2	3,023	44,530	—	47,553	548
	2	3,023	44,530	—	47,553	548
Long-term acute care hospitals:
Indiana	1	523	14,405	—	14,928	1,566
	1	523	14,405	—	14,928	1,566
Corporate property	—	—	2,701	202	2,903	348
Total real estate investments	111	$63,015	$503,110	$202	$566,327	$71,617

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

Future minimum lease payments under the non-cancelable operating leases due the Company for the years ending December 31, as of September 30, 2019, are as follows (in thousands):

2019 (three months ending December 31)	$12,889
2020	49,652
2021	46,663
2022	43,440
2023	39,016
2024 and thereafter	247,654
$439,314

Straight-line rental income
Rental income is recognized as earned over the life of the lease agreement on a straight-line basis. Straight-line rent included in rental income was approximately $0.6 million and $0.4 million, respectively, for the three months ended September 30, 2019 and 2018 and was approximately $1.4 million and $1.2 million, respectively, for the nine months ended September 30, 2019 and 2018.

Deferred revenue
Rent received but not yet earned is deferred until such time it is earned. Deferred revenue, included in other liabilities, was approximately $2.0 million and $1.6 million, respectively, at September 30, 2019 and December 31, 2018.

Note 4. Real Estate Acquisitions

During the third quarter of 2019, the Company acquired three real estate properties totaling approximately 130,000 square feet for an aggregate purchase price of approximately $52.6 million and cash consideration of approximately $52.2 million. Upon acquisition, the properties were 100% leased in the aggregate with lease expirations through 2034. Amounts reflected in revenues and net income for the nine months ended September 30, 2019 for these properties were approximately $1.0 million and $0.7 million, respectively. Transaction costs totaling approximately $0.4 million related to these asset acquisitions were capitalized in the period and included in real estate assets.

During the second quarter of 2019, the Company acquired three real estate properties totaling approximately 110,000 square feet for an aggregate purchase price of approximately $31.9 million and cash consideration of approximately $30.7 million. Upon acquisition, the properties were approximately 97.1% leased in the aggregate with lease expirations through 2034. Amounts reflected in revenues and net income for the nine months ended September 30, 2019 for these properties were approximately $1.4 million and $1.0 million, respectively. Due to the original structuring of one of the acquisitions in April 2019, the Company recorded interest income for the second quarter of 2019 totaling approximately $0.4 million that was included in other operating interest on the Condensed Consolidated Statements of Income, rather than rental income. Transaction costs totaling approximately $0.2 million related to these asset acquisitions were capitalized in the period and included in real estate assets.

Notes to Condensed Consolidated Financial Statements - Continued

During the first quarter of 2019, the Company acquired two real estate properties totaling approximately 83,000 square feet for an aggregate purchase price and cash consideration of approximately $32.7 million. Upon acquisition, the properties were 100% leased in the aggregate with lease expirations in 2029. Amounts reflected in revenues and net income for the nine months ended September 30, 2019 for these properties were approximately $2.0 million and $1.5 million, respectively. Transaction costs totaling approximately $0.1 million related to these asset acquisitions were capitalized in the period and included in real estate assets.

The following table summarizes the relative fair values of the assets acquired and liabilities assumed in the property acquisitions for the nine months ended September 30, 2019.

	Relative Fair Value	Estimated Useful Life
	(in thousands)	(In years)
Land and land improvements	$12,497	4.7-18.4
Building and building improvements	103,253	20-40
Intangibles:
At-market lease intangibles	2,186	3.8-10.8
Below-market lease intangibles	(44)	8.3
Total intangibles	2,142
Accounts receivable and other assets assumed	15
Accounts payable, accrued liabilities and other liabilities assumed	(2,198)
Prorated rent, interest and operating expense reimbursement amounts collected	(85)
Total cash consideration	$115,624

Note 5. Debt, net

The table below details the Company's debt as of September 30, 2019 and December 31, 2018.

	Balance as of
(Dollars in thousands)	September 30, 2019	December 31, 2018	Maturity Dates

Revolving Credit Facility	$36,250	$43,000	3/23
A-1 Term Loan, net	49,815	49,759	3/22
A-2 Term Loan, net	49,761	49,722	3/24
A-3 Term Loan, net	74,411	—	3/26
Mortgage Note Payable	5,223	5,285	5/24
	$215,460	$147,766

The Company's second amended and restated credit facility (the "Credit Facility") is by and among Community Healthcare OP, LP, the Company, the lenders from time to time party thereto, and SunTrust Bank, as Administrative Agent. The Company’s material subsidiaries are guarantors of the obligations under the Credit Facility. The Company entered into a third amendment to its Credit Facility (the "Third Amendment") on March 29, 2019, which added a $75.0 million term loan (the "A-3 Term Loan"), which matures on March 29, 2026, extended the maturity of the revolving credit facility (the "Revolving Credit Facility") to March 29, 2023, improved pricing on the Credit Facility, and adjusted certain financial covenants. The Company paid approximately $1.3 million in fees and expenses related to the Third Amendment, of which $0.7 million was related to the Revolving Credit Facility and was recorded as deferred financing costs, included in Other Assets, and $0.6 million was related to the A-3 Term

Notes to Condensed Consolidated Financial Statements - Continued

Loan and was recorded as deferred financing costs, included in Debt, net, on the Company's Condensed Consolidated Balance Sheets.

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

Amounts outstanding under the Revolving Credit Facility, as amended, bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 1.25% to 1.90% or (ii) a base rate plus 0.25% to 0.90% in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.25% of the amount of the unused portion of the Revolving Credit Facility if amounts borrowed are greater than 33.3% of the borrowing capacity under the Revolving Credit Facility and 0.35% of the unused portion of the Revolving Credit Facility if amounts borrowed are less than or equal to 33.3% of the borrowing capacity under the Revolving Credit Facility. The Company had $36.3 million outstanding under the Revolving Credit Facility with a borrowing capacity remaining of approximately $113.8 million at September 30, 2019.

Amounts outstanding under the Term Loans, as amended, bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 1.25% to 2.30% or (ii) a base rate plus 0.25% to 1.30%, in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.35% of the amount of the unused portion of the Term Loans. The Company has entered into interest rate swaps to fix the interest rates on the Term Loans. See Note 6 for more details on the interest rate swaps. At September 30, 2019, the Company had drawn the full $175.0 million under the Term Loans which had a fixed weighted average interest rate under the swaps of approximately 4.569%.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. The Company was in compliance with its financial covenants under its Credit Facility as of September 30, 2019.

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

As of September 30, 2019, the Company had seven outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk for notional amounts totaling $175.0 million. The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018.

	Asset Derivatives Fair Value at			Liability Derivatives Fair Value at
	September 30, 2019	December 31, 2018	Balance Sheet Classification	September 30, 2019	December 31, 2018	Balance Sheet Classification
Interest rate swaps	$—	$902	Other assets	$6,826	$98	Other Liabilities

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive (loss) income ("AOCI") and are subsequently reclassified to interest expense in the period that the hedged forecasted transaction affects earnings.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s Term Loans. During the next twelve months, the Company estimates that an additional $1.1 million will be reclassified from other comprehensive (loss) income ("OCI") as an increase to interest expense.

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Amount of unrealized (loss) gain recognized in OCI on derivative	$(2,060)	$527	$(7,305)	$2,152
Amount of (gain) loss reclassified from accumulated OCI into interest expense	$3	$46	$(154)	$201
Total Interest Expense presented in the Condensed Consolidated Statements of Income in which the effects of the cash flow hedges are recorded	$2,483	$1,643	$6,788	$4,482

Credit-risk-related Contingent Features
As of September 30, 2019, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $7.2 million. As of September 30, 2019, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of approximately $7.2 million at September 30, 2019.

Notes to Condensed Consolidated Financial Statements - Continued

Note 7. Stockholders’ Equity

Common Stock
The following table provides a reconciliation of the beginning and ending common stock balances for the nine months ended September 30, 2019 and for the year ended December 31, 2018:

	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
Balance, beginning of period	18,634,502	18,085,798
Issuance of common stock	1,321,362	334,700
Restricted stock-based awards	221,829	214,004
Balance, end of period	20,177,693	18,634,502

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

The Company's activity under the ATM Program for the three and nine months ended September 30, 2019 is detailed in the table below. As of September 30, 2019, the Company had approximately $36.9 million remaining that may be issued under the ATM Program.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Shares issued	680,309	1,321,362
Proceeds received (in millions)	$28.5	$51.6
Average gross sales price per share ($)	$42.70	$39.88

Notes to Condensed Consolidated Financial Statements - Continued

Note 8. Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2019	2018	2019	2018
Net income	$2,647	$1,999	$6,163	$6,288
Participating securities' share in earnings	(373)	(287)	(1,024)	(769)
Net income, less participating securities' share in earnings	$2,274	$1,712	$5,139	$5,519

Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	19,697,574	18,330,340	19,166,309	18,228,006
Unvested restricted shares	(864,672)	(660,659)	(818,679)	(532,318)
Weighted average Common Shares outstanding–Basic	18,832,902	17,669,681	18,347,630	17,695,688
Dilutive potential common shares	—	—	—	—
Weighted average Common Shares outstanding –Diluted	18,832,902	17,669,681	18,347,630	17,695,688

Basic Net Income per Common Share	$0.12	$0.10	$0.28	$0.31

Diluted Net Income per Common Share	$0.12	$0.10	$0.28	$0.31

Note 9. Incentive Plan

Under the Company's 2014 Incentive Plan, as amended, awards may be made in the form of restricted stock, cash or a combination of both. Compensation expense recognized from the amortization of the value of the Company's officer, employee and director shares over the applicable vesting periods during the three months ended September 30, 2019 and 2018 was approximately $1.0 million and $0.7 million, respectively, and during the nine months ended September 30, 2019 and 2018 was approximately $2.8 million and $2.1 million, respectively. Included in general and administrative expense for the nine months ended September 30, 2018 was approximately $0.2 million related to fully amortized shares previously granted to a board member who did not stand for re-election to the Company's board. A summary of the activity under the 2014 Incentive Plan for the three and nine months ended September 30, 2019 and 2018 is included in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock-based awards, beginning of period	813,752	609,660	709,487	512,115
Stock in lieu of compensation	14,862	17,420	72,391	69,767
Stock awards	81,278	82,407	149,438	144,237
Total stock granted	96,140	99,827	221,829	214,004
Vested shares	—	—	(21,424)	(16,632)
Stock-based awards, end of period	909,892	709,487	909,892	709,487

Note 10. Other Assets

Items included in Other assets, net on the Company's Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 are detailed in the table below.

	Balance as of
(Dollars in thousands)	September 30, 2019	December 31, 2018
Notes receivable	$23,402	$24,110
Accounts and interest receivables	3,573	2,158
Straight-line rent receivables	4,567	3,254
Prepaid assets	688	487
Deferred financing costs, net	746	318
Leasing commissions, net	900	790
Deferred tax asset	2,016	2,024
Fair value of interest rate swaps	—	902
Above-market intangible assets, net	150	168
Right-of-use leased asset	140	—
Other	232	335
	$36,414	$34,546

The Company's $23.4 million in notes receivable at September 30, 2019 include mainly the following notes. Interest related to these notes is included in Other Operating Interest on the Company's Condensed Consolidated Statements of Income.

•
On April 25, 2018, the Company provided a $23.0 million loan to a newly formed company, secured by all assets and ownership interests in seven long-term acute care hospitals and one inpatient rehabilitation hospital. The loan, which matures on May 1, 2031, currently bears interest at 9% per annum, with principal payments beginning in May 2021.

•	On December 31, 2018, the Company entered into notes with a tenant totaling $0.9 million. The notes bear interest at 9% per annum and mature on December 31, 2019.

The Company identified the borrowers of these notes as variable interest entities ("VIEs"), but management determined that the Company was not the primary beneficiary of the VIEs because we lack either directly or through related parties any material impact in the activities that impact the borrowers' economic performance. We are not obligated to provide support beyond our stated commitment to the borrowers, and accordingly our maximum exposure to loss as a result of this relationship is limited to the amount of our outstanding notes receivable. The VIEs that we have identified at September 30, 2019 are summarized in the table below.

Classification	Carrying Amount (in millions)	Maximum Exposure to Loss (in millions)
Notes receivable	$0.4	$0.4
Note receivable	$23.0	$23.0

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

The table below details the fair values and carrying values for our notes receivable, interest rate swaps, and mortgage note payable at September 30, 2019 and December 31, 2018, using level 2 inputs.

	September 30, 2019		December 31, 2018
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable	$23,402	$23,494	$24,110	$23,936
Interest rate swap asset	$—	$—	$902	$902
Interest rate swap liability	$6,826	$6,826	$269	$269
Mortgage note payable	$5,314	$5,323	$5,391	$5,307

Note 12. Subsequent Events

Dividend Declared
On October 31, 2019, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.4150 per share. The dividend is payable on November 29, 2019 to stockholders of record on November 15, 2019.

Subsequent Acquisitions
Subsequent to September 30, 2019, the Company acquired seven real estate properties, including one that was previously under construction, totaling approximately 114,000 square feet for a purchase price of approximately $34.8 million and cash consideration of approximately $34.4 million. Upon acquisition, the properties were 100% leased in the aggregate with lease expiration through 2034. The Company funded the acquisitions with cash from operations, net proceeds from the ATM Program, and proceeds from the Company's Revolving Credit Facility.

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

Real estate acquisitions
During the third quarter of 2019, the Company acquired three real estate properties totaling approximately 130,000 square feet for an aggregate purchase price of approximately $52.6 million and cash consideration of approximately $52.2 million. Upon acquisition, the properties were 100% leased in the aggregate with lease expirations through 2034.

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

4th Quarter 2019 Acquisitions
Subsequent to September 30, 2019, the Company acquired seven real estate properties, including one that was previously under construction, totaling approximately 114,000 square feet for a purchase price of approximately $34.8 million and cash consideration of approximately $34.4 million. Upon acquisition, the properties were 100% leased in the aggregate with lease expiration through 2034. The Company funded the acquisitions with cash from operations, net proceeds from the ATM Program, and proceeds from the Company's Revolving Credit Facility.

Acquisition Pipeline
The Company has three properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $68.0 million. The Company's expected aggregate returns on these investments range from approximately 9.5% to 11.0%. The Company expects to close these properties through 2020; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close. The Company anticipates funding these investments with cash from operations, through proceeds from its Credit Facility or from net proceeds from additional debt or equity offerings.

Leased square footage
As of September 30, 2019, our real estate portfolio was approximately 89.3% leased. During the first nine months of 2019, we had expiring or terminated leases related to approximately 134,000 square feet, and we leased or renewed leases relating to approximately 170,000 square feet.

Highland Transition Update
A new operator is currently managing Highland Hospital pursuant to a management agreement and is in the process of preparing for transfer of licenses and other assets.

Highland Hospital will likely be the subject of a pre-packaged bankruptcy, with an anticipated sale to the new operator, to expedite and facilitate the transfer of licenses.

The Company has received and anticipates continuing to receive monthly payments of approximately $0.3 million.

The Company's lease with the new operator will become effective upon the transfer of the licenses to the new operator.

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

Results of Operations
The Company's results of operations for the three and nine months ended September 30, 2019 compared to the same periods in 2018 have most significantly been impacted by its real estate acquisitions. As of September 30, 2019 and 2018, the Company had investments in real estate properties totaling approximately $566.3 million and $424.2 million, respectively.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
The table below shows our results of operations for the three months ended September 30, 2019 compared to the same period in 2018 and the effect of changes in those results from period to period on our net income.

	Three Months Ended September 30,		Increase (Decrease) to Net Income
(dollars in thousands)	2019	2018	$	%
REVENUES
Rental income	$15,718	$11,858	$3,860	32.6%
Other operating interest	541	679	(138)	(20.3)%
	16,259	12,537	3,722	29.7%
EXPENSES
Property operating	3,327	2,627	(700)	(26.6)%
General and administrative	2,041	1,395	(646)	(46.3)%
Depreciation and amortization	5,774	4,925	(849)	(17.2)%
	11,142	8,947	(2,195)	(24.5)%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND OTHER ITEMS	5,117	3,590	1,527	42.5%
Interest expense	(2,483)	(1,643)	(840)	(51.1)%
Other income	13	52	(39)	(75.0)%
INCOME FROM CONTINUING OPERATIONS	2,647	1,999	648	32.4%
NET INCOME	$2,647	$1,999	$648	32.4%

Revenues
Revenues increased approximately $3.7 million, or 29.7%, for the three months ended September 30, 2019 compared to the same period in 2018 mainly due to acquisitions of real estate.

Expenses
Property operating expenses increased approximately $0.7 million, or 26.6%, for the three months ended September 30, 2019 compared to the same period in 2018 mainly due to acquisitions of real estate of approximately $0.5 million, as well as an increase in overall expenses on our existing portfolio of approximately $0.2 million.

General and administrative expenses increased approximately $0.6 million, or 46.3%, for the three months ended September 30, 2019 compared to the same period in 2018 due mainly to compensation-related expenses and occupancy costs related to to the addition of employees, including the amortization of non-vested restricted common shares issued under our 2014 Incentive Plan.

Depreciation and amortization expense increased approximately $0.8 million, or 17.2%, for the three months ended September 30, 2019 compared to the same period in 2018. Acquisitions accounted for an increase of approximately $1.3 million, offset by a decrease of approximately $0.5 million in amortization due to fully depreciated real estate lease intangibles which generally have a shorter depreciable life than a building.

Interest expense
Interest expense increased approximately $0.8 million, or 51.1%, for the three months ended September 30, 2019 compared to the same period in 2018 due mainly to additional Term Loan borrowings under its Credit Facility in the first quarters of 2018 and 2019, as well as a higher weighted average debt balance and a higher weighted average interest rate on the Revolving Credit Facility in the third quarter of 2019 compared to the same period in 2018.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
The table below shows our results of operations for the nine months ended September 30, 2019 compared to the same period in 2018 and the effect of changes in those results from period to period on our net income.

	Nine Months Ended September 30,		Increase (Decrease) to Net Income
(dollars in thousands)	2019	2018	$	%
REVENUES
Rental income	$41,977	$34,743	$7,234	20.8%
Other operating interest	2,039	1,625	414	25.5%
	44,016	36,368	7,648	21.0%
EXPENSES
Property operating	9,395	7,497	(1,898)	(25.3)%
General and administrative	5,602	4,092	(1,510)	(36.9)%
Depreciation and amortization	16,319	14,471	(1,848)	(12.8)%
	31,316	26,060	(5,256)	(20.2)%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND OTHER ITEMS	12,700	10,308	2,392	23.2%
Interest expense	(6,788)	(4,482)	(2,306)	51.5%
Other income	251	462	(211)	(45.7)%
INCOME FROM CONTINUING OPERATIONS	6,163	6,288	(125)	(2.0)%
NET INCOME	$6,163	$6,288	$(125)	(2.0)%

Revenues
Revenues increased approximately $7.6 million, or 21.0%, for the nine months ended September 30, 2019 compared to the same period in 2018 mainly due to acquisitions of real estate. Due to the original structuring of an acquisition in April 2019, the Company recorded interest income of approximately $0.4 million, included in other operating interest, rather than rental income, which was recorded for the second quarter of 2019.

Expenses
Property operating expenses increased approximately $1.9 million, or 25.3%, for the nine months ended September 30, 2019 compared to the same period in 2018 mainly due to acquisitions of real estate of approximately $1.2 million, as well as an increase in overall expenses on our existing portfolio of approximately $0.7 million.

General and administrative expenses increased approximately $1.5 million, or 36.9%, for the nine months ended September 30, 2019 compared to the same period in 2018. Compensation-related expenses and occupancy costs related to our employees, including the amortization of non-vested restricted common shares issued under our 2014 Incentive Plan, and expenses related to the addition of employees increased approximately $1.2 million. Further, state and federal income taxes and franchise taxes increased approximately $0.4 million.

Depreciation and amortization expense increased approximately $1.8 million, or 12.8%, for the nine months ended September 30, 2019 compared to the same period in 2018. Acquisitions accounted for an increase of approximately $2.9 million, offset by a decrease of approximately $1.6 million in amortization due to fully depreciated real estate lease intangibles which generally have a shorter depreciable life than a building. Also, land, building and tenant improvements accounted for an increase of approximately $0.4 million.

Interest expense
Interest expense increased approximately $2.3 million, or 51.5%, for the nine months ended September 30, 2019 compared to the same period in 2018 due mainly to additional Term Loan borrowings under its Credit Facility in the first quarters of 2018 and 2019, as well as a higher weighted average debt balance and a higher weighted average interest rate on the Revolving Credit Facility in the first nine months of 2019 compared to the same period in 2018. The Company also assumed a mortgage relating to one of its real estate acquisitions in the fourth quarter of 2018 resulting in mortgage note interest of approximately $0.2 million for the nine months ended September 30, 2019.

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

The table below reconciles FFO to net income for the three and nine months ended September 30, 2019 and 2018, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, excepts per share amounts)	2019	2018	2019	2018
Net income	$2,647	$1,999	$6,163	$6,288
Real estate depreciation and amortization	5,812	4,918	16,434	14,453
Total adjustments	5,812	4,918	16,434	14,453
Funds from Operations	$8,459	$6,917	$22,597	$20,741
Funds from Operations per Common Share-Basic	$0.45	$0.39	$1.23	$1.17
Funds from Operations per Common Share-Diluted	$0.44	$0.39	$1.20	$1.16
Weighted Average Common Shares Outstanding-Basic	18,832,902	17,669,681	18,347,630	17,695,688
Weighted Average Common Shares Outstanding-Diluted (1)	19,315,354	17,947,568	18,769,670	17,839,014
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

The Company's Credit Facility, as amended on March 29, 2019, provides for a $150.0 million Revolving Credit Facility and $175.0 million in Term Loans, as well as an accordion feature which allows borrowings up to a total of $525.0 million, including the ability to add and fund additional term loans. Note 5 to the Condensed Consolidated Financial Statements provides more details on the Company's Credit Facility and the amendment on March 29, 2019. At September 30, 2019, the Company had borrowed $175.0 million in Term Loans and had borrowing capacity remaining under the Revolving Credit Facility of approximately $113.8 million. At September 30, 2019, our debt to total capitalization ratio (debt plus stockholders' equity plus accumulated depreciation) was approximately 36.6%.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. Also, the Company’s current financing policy prohibits aggregate debt (secured or unsecured) in excess of 40% of the Company's total capitalization, except for short-term, transitory periods. The Company was in compliance with its financial covenants under its Credit Facility as of September 30, 2019.

4th Quarter 2019 Acquisitions
Subsequent to September 30, 2019, the Company acquired seven real estate properties, including one that was previously under construction, totaling approximately 114,000 square feet for a purchase price of approximately $34.8 million and cash consideration of approximately $34.4 million. Upon acquisition, the properties were 100% leased in the aggregate with lease expiration through 2034. The Company funded the acquisitions with cash from operations, net proceeds from the ATM Program, and proceeds from the Company's Revolving Credit Facility.

Acquisition Pipeline
The Company has three properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $68.0 million. The Company's expected aggregate returns on these investments is approximately 9.5% to 11.0%. The Company expects to close these properties through 2020; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close. The Company anticipates funding these investments with cash from operations, through proceeds from its Credit Facility or from net proceeds from additional debt or equity offerings.

Other Contractual Obligations
The Company has tenant improvement allowances included in certain leases with its tenants totaling approximately $4.7 million that it could be obligated to fund or reimburse the tenants for if the tenants completed such improvements.

The Company has also entered into contracts regarding certain capital expenditures totaling approximately $1.7 million. Reimbursement of these expenses by our tenants will be determined by each tenant's lease.

Universal Shelf S-3 Registration Statement
On September 20, 2019, the Company filed with the SEC a Post-Effective Amendment No. 1 to Form S- 3 (File No. 333-213614), or the Registration Statement, which  Post-Effective Amendment was declared effective by the SEC on September 24, 2019, to amend the Registration Statement to deregister any securities registered pursuant to the Registration Statement and not otherwise sold thereunder.

ATM Program
During the first nine months of 2019, the Company issued, through its ATM Program, 1,321,362 shares of common stock at an average gross sales price of $39.88 per share and received proceeds of approximately $51.6 million, as discussed in more detail in Note 7 to the Condensed Consolidated Financial Statements. The proceeds were used for additional acquisitions, to repay outstanding balances under the Company's Credit Facility and for general corporate purposes.

Operating Activities
Cash flows provided by operating activities for the nine months ended September 30, 2019 and 2018 were approximately $23.2 million and $17.9 million, respectively. Cash flows provided by operating activities were generally provided by contractual rents, net of expenses, on our real estate property portfolio.

Investing Activities
Cash flows used in investing activities for the nine months ended September 30, 2019 and 2018 were approximately $118.3 million and $38.0 million, respectively. During the nine months ended September 30, 2019, the Company invested in eight properties for an aggregate cash consideration of approximately $115.6 million. During the nine months ended September 30, 2018, the Company invested in eight properties for an aggregate cash consideration of approximately $26.8 million and $4.5 million fair value of real estate received in foreclosure. In addition, the Company acquired or funded $7.0 million of certain promissory notes during the nine months ended September 30, 2018.

Financing Activities
Cash flows provided by financing activities for the nine months ended September 30, 2019 and 2018 were approximately $94.7 million and $19.0 million, respectively. During the nine months ended September 30, 2019, the Company amended its Credit Facility which provided an additional $75.0 million Term Loan. The proceeds from the Term Loan were used to pay down the outstanding balance under the Company's Revolving Credit Facility. The Company also sold shares under its ATM Program and received proceeds of approximately $51.6 million, and paid dividends totaling $23.5 million. Dividends paid for the nine months ended September 30, 2019 exceeded cash flows from operations by approximately $0.3 million, which amount was funded from proceeds under the Company's Revolving Credit Facility. During the nine months ended September 30, 2018, the Company borrowed $40.0 million under its Term Loans, which was used to repay outstanding amounts on its Revolving Credit Facility, had net repayments on its Revolving Credit Facility of $6.0 million, received net proceeds under its at-the-market equity offering program of approximately $7.1 million, and paid dividends totaling $21.9 million. Dividends paid for the nine months ended September 30, 2018 exceeded cash flows from operations by approximately $3.9 million, which amount was funded from proceeds under the Company's Revolving Credit Facility.

Security Deposits
As of September 30, 2019, the Company held approximately $3.0 million in security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon the security deposits if there are any defaults under the leases.

Dividends
The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT.

On October 31, 2019, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.4150 per share. The dividend is payable on November 29, 2019 to stockholders of record on November 15, 2019. This rate equates to an annualized dividend of $1.66 per share.

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

Changes In Internal Control Over Financial Reporting
There were no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We will no longer qualify as an “emerging growth company” as of December 31, 2019, and as a result, we will have to comply with increased disclosure and compliance requirements.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, management of our Company was required to report upon the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ended December 31, 2016. However, since we will be deemed a large accelerated filer beginning with our Annual Report of Form 10-K for the year ending December 31, 2019, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting.

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

If LIBOR is discontinued or if the methods of calculating LIBOR change from their current form, interest rates on our Credit Facility may be adversely impacted.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (AARC) has proposed that the Secured Overnight Financing Rate (SOFR) is the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts currently indexed to LIBOR.  AARC has proposed a paced market transition plan to SOFR from LIBOR. We are currently evaluating the impact of the transition from LIBOR as an interest rate benchmark to other potential alternative reference rates, including SOFR. We do not currently have material contracts, with the exception of our Credit Facility, that are indexed to LIBOR. We will continue to actively assess the related opportunities and risks involved in this transition.

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
Date: November 5, 2019

COMMUNITY HEALTHCARE TRUST INCORPORATED

By:	/s/ Timothy G. Wallace
Timothy G. Wallace
Chief Executive Officer and President

By:	/s/ David H. Dupuy
David H. Dupuy
Executive Vice President and Chief Financial Officer