Form 10-K
period 2019-12-31
Community Healthcare Trust Inc
filed 2020-02-25
CIK 1631569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED December 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37401

Community Healthcare Trust Incorporated
(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-5212033
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
3326 Aspen Grove Drive
Suite 150
Franklin, Tennessee 37067
(Address of Principal Executive Offices) (Zip Code)
(615) 771-3052
(Registrant’s Telephone Number, Including Area Code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, $0.01 par value per share	CHCT	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:
None
(Title of Class)
__________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒     No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐     No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No ☒
The aggregate market value of the shares of common stock (based upon the closing price of these shares on the New York Stock Exchange, Inc. on June 30, 2019) of the Registrant held by non-affiliates (for purposes of this calculation, all of the Registrant's directors and executive officers are deemed affiliates of the Registrant) on June 30, 2019 was approximately $720.9 million.

The Registrant had 21,634,583 shares of common stock, $0.01 par value per share, outstanding as of February 20, 2020.

________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. The Registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2019.

COMMUNITY HEALTHCARE TRUST INCORPORATED
FORM 10-K
December 31, 2019

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

•	geographic concentrations in Texas, Illinois, and Ohio causes us to be particularly exposed to downturns in these local economies or other changes in local real estate market conditions;

•	lack of or insufficient amounts of insurance;

•	other factors affecting the real estate industry generally;

•	our failure to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our status as a REIT for U.S. federal income tax purposes; and

•	changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs.

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

PART I.

ITEM 1.    BUSINESS

We are a fully-integrated healthcare real estate company organized as a corporation in the State of Maryland on March 28, 2014. We own and acquire real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers.

Real Estate Investments

As of December 31, 2019, we had investments of approximately $602.9 million in 118 real estate properties located in 32 states, totaling approximately 2.6 million square feet in the aggregate. The real estate properties were 89.8% leased at December 31, 2019 with a weighted average remaining lease term of approximately 7.7 years. The Company's real estate investments by geographic area are detailed in Note 2 to the Consolidated Financial Statements. The following table details the Company's real estate investments at December 31, 2019:

(Dollars in thousands)	Number of Properties	Gross Investment
Medical office buildings	41	$189,069
Physician clinics	22	55,620
Surgical centers and hospitals	15	76,292
Specialty centers	27	75,936
Behavioral facilities	9	121,497
Inpatient rehabilitation facilities	3	66,575
Long-term acute care hospitals	1	14,928
	118	599,917
Corporate property	—	2,935
Total real estate investments	118	$602,852

Our investments in healthcare real estate are considered a single reportable segment as further discussed in Note 1 of Item 8 in this Annual Report on Form 10-K setting forth the required financial information.

Customer Concentrations

Our real estate portfolio is leased to a diverse tenant base. For the year ended December 31, 2019, none of our tenants individually accounted for 10% or more of our consolidated revenues. We have no control over the success or failure of our tenants' businesses and, at any time, any of our tenants may experience a downturn in its business that may weaken its financial condition.

Geographic Concentrations

The Company's portfolio is currently located in 32 states with 40.7% of our consolidated revenues for the year ended December 31, 2019 derived from properties located in Texas (16.6%), Illinois (14.0%), and Ohio (10.1%). Such geographic concentrations could expose the Company to certain downturns in the economics of those states or other changes in such states' respective real estate market conditions. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in any of these areas could have an effect on our overall business results. In the event of negative economic or other changes in any of these markets, our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares may be adversely affected. See each of the discussions under Item 1A, "Risk Factors," under the captions "Adverse economic or other conditions in the geographic markets in which we conduct business could negatively affect our occupancy levels and rental rates and have a material adverse effect on our operating results," and "A large percentage of our properties are located in Texas, Illinois, and Ohio, and changes in these markets may materially adversely affect us."

2019 Real Estate Investments

In 2019, the Company acquired 15 properties totaling approximately 436,000 square feet for an aggregate purchase price of approximately $152.0 million. The Company’s expected returns on these investments range from approximately 9% to 11%.

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

•
Extensive Relationships with Healthcare Providers, Intermediaries and Property Owners.  We believe that our management team has a strong reputation among, and a deep understanding of the real estate needs of, healthcare providers in our target submarkets. In addition, we have strategic relationships which we believe gives us the ability to meet the needs of healthcare providers by structuring transactions that are mutually advantageous to sellers, our tenants and us. We believe this ability has led to, and will continue to lead to, strategic acquisition opportunities, which will, in turn, produce attractive risk-adjusted returns. None of our properties to date were acquired pursuant to "calls for offers" or other auction style bidding situations. We believe our relationships provide us with additional off-market or lightly marketed acquisition opportunities, thus providing us the opportunity to continue to purchase assets outside a competitive bidding process.

•
Experienced Management Team.  Each of the members of our executive management team has over 25 years of healthcare, real estate and/or public REIT management experience. Led by Timothy G. Wallace, our Chairman, Chief Executive Officer and President, David, H. Dupuy, our Executive Vice President and Chief Financial Officer, W. Page Barnes, our Executive Vice President and Chief Operating Officer, and Leigh Ann Stach, our Executive Vice President and Chief Accounting Officer, our management team has significant experience in acquiring, owning, operating and managing healthcare facilities and providing full service real estate solutions for the healthcare industry. Prior to founding our company, Mr. Wallace was a co-founder and Executive Vice President of Healthcare Realty Trust (NYSE: HR). Between the initial public offering of HR in 1993 and his departure from HR in 2002, Mr. Wallace was integral in helping to grow HR to over $2 billion in assets. Prior to joining the Company, Mr. Dupuy was a Managing Director at SunTrust Robinson Humphrey where he led investment banking coverage of healthcare facilities and REITs and held positions in healthcare banking at Bank of America. Mr. Barnes has held executive positions with acute care and behavioral hospital companies and directed healthcare lending for AmSouth Bank. Ms. Stach has experience in public healthcare REIT accounting and financial reporting.

•
Growth Oriented Capital Structure. At December 31, 2019, we had $15.0 million outstanding on our revolving credit facility and had $175.0 million outstanding on our term loans under our second amended and restated Credit Agreement, as amended (collectively, our "Credit Facility") with a 31.1% debt-to-total capitalization ratio (debt plus stockholders' equity plus accumulated depreciation). In the future, in addition to equity and debt issuances, we may also use OP units of our operating partnership as currency to acquire additional properties from owners seeking to defer their potential taxable gain and diversify their holdings. We believe that the borrowing capacity under our Credit Facility, combined with our ability to use OP units as acquisition currency, provides us with significant financial flexibility to make opportunistic investments and fund future growth.

•
Significant Alignment of Interests.  We have structured the compensation of our board and management team to closely align their interests with the interests of our stockholders. Each of Mr. Wallace, Mr. Barnes and Ms. Stach have elected to take 100% of their total compensation in restricted stock since the Company's initial public offering, or IPO, in May 2015, subject to an eight-year cliff-vesting period. Similarly, Mr. Dupuy, who joined the Company during 2019, has elected to receive 100% of his total compensation in restricted stock since joining the Company. The Company's board of directors have elected to take 88% of their total compensation in restricted stock since the Company's IPO, subject to a three-year cliff-vesting period. We believe that paying our board and management team with restricted stock that is subject to long-term cliff-vesting periods effectively aligns the interests of our board and management with those of our stockholders, creating significant incentives to maximize returns for our stockholders. In addition, concurrently with the completion of our IPO in May 2015 and our follow-on offering in 2016, Mr. Wallace purchased over $2.6 million in shares of our common stock and certain of our officers and directors purchased an aggregate of $450,000 in shares of our common stock in concurrent private placements in each case at a price per share equal to the price of the shares sold in the IPO or follow-on offering, as applicable. Further, Mr. Wallace purchased 178,213 shares of our common stock under 10b5-1 plans that he had in place in 2016 and 2017, which we believe further aligns management's interests with our stockholders. Finally, each executive officer and director has met, stock ownership guidelines that require our executive officers and directors to continuously own an amount of our common stock based on a multiple of such officer's annual base salary or such director's annual retainer, as applicable.

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

We intend for our investment portfolio to be diversified among healthcare facility type and segments such as medical office buildings, physician clinics, surgical centers and hospitals, specialty centers, behavioral facilities, inpatient rehabilitation facilities and long-term acute care hospitals, as well as being diverse both geographically and with respect to our tenant base. We seek to invest in properties where we can develop strategic alliances with financially-sound healthcare providers that offer need-based healthcare services in our target markets.

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

Tax Status

We have qualified as a REIT for U.S. federal income tax purposes since 2015, the year we began operations, and we expect that we will remain qualified as a REIT for U.S. federal income tax purposes for the year ending December 31, 2020. Our qualification as a REIT depends upon our ability to meet, on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code of 1986, as amended, or the Code, relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and that our manner of operations will enable us to continue to meet the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes for the year ending December 31, 2020.

As a REIT, we generally will not be subject to U.S. federal income tax on our taxable income that we distribute currently to our stockholders. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute on an annual basis at least 90% of their REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. If we fail to qualify for taxation as a REIT in any taxable year and do not qualify for certain statutory relief provisions, our income for that year will be subject to tax at regular corporate income tax rates, and we would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. Even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to state and local taxes on our income and assets and to U.S. federal income and excise taxes on our undistributed income. Additionally, any income earned by Community Healthcare Trust Services, Inc., our TRS, and any other TRSs that we form or acquire in the future will be fully subject to U.S. federal, state and local corporate income tax. See Government Regulation and Legislative Developments below for a discussion of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”) and Note 14 to the Consolidated Financial Statements for a discussion of the Tax Cuts and Jobs Act ("TCJA"), enacted on December 22, 2017, which reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018.

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

The Affordable Care Act also altered reimbursement from private insurers and managed care organizations. Networks continue to readjust, and all providers must ensure adequate market share in their respective areas to remain in the network created by many of the managed care organizations. Under the Affordable Care Act prior to the Trump Administration, individuals were required to obtain coverage or pay a penalty resulting in millions of more Americans obtaining coverage, usually through the healthcare exchanges (called the Marketplace) established to provide coverage in each state. The Trump Administration and Congress removed this mandate beginning in 2019. The Trump Administration has also loosened rules to allow greater flexibility among insurers in the benefits offered, both lowering the costs of some plans but also limiting the coverage such plans offer. It is unclear at this time if increased competition from lowcost plans will damage the Marketplace, and how these changes will affect coverage rates in any particular state or locale. While the Trump Administration had decreased its focus on repealing the Affordable Care Act, a December 2018 federal court ruled the law unconstitutional. This decision is still being appealed by several states. There is continued uncertainty with respect to the impact the Trump Administration and the federal judiciary may have on the Affordable Care Act, and it could impact coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us and/or our tenants.

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

Legislative Developments

Each year, legislative proposals for health policy are introduced in Congress and state legislatures, and regulatory changes are enacted by government agencies. These proposals, individually or in the aggregate, could significantly change the delivery of healthcare services, either nationally or at the state level, if implemented. Examples of significant legislation currently under consideration, recently enacted or in the process of implementation, include:

•	the Affordable Care Act and proposed amendments and any further repeal measures and related actions at the federal and state level;

•	the repeal of a portion of the Affordable Care Act (effective in 2019) for the mandate that all individuals purchase health insurance or pay a tax penalty;

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

Employees

At December 31, 2019, we employed 25 people. The employees are not members of any labor union, and we consider our relations with our employees to be excellent.

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

Our success depends, to a significant extent, on the continued services of Mr. Timothy G. Wallace, our Chairman, Chief Executive Officer and President, Mr. David H. Dupuy, our Executive Vice President and Chief Financial Officer, Mr. W. Page Barnes, our Executive Vice President and Chief Operating Officer, and Ms. Leigh Ann Stach, our Executive Vice President and Chief Accounting Officer. Each executive officer has significant experience in the healthcare and/or real estate industry and have all developed significant relationships with various healthcare providers and real estate brokers throughout the United States. Our ability to continue to acquire and develop healthcare properties in off market or lightly marketed transactions depends upon the significant relationships that our senior management team has developed over many years.

Although we have entered into employment agreements with Messrs. Wallace, Dupuy, and Barnes and Ms. Stach, we cannot provide any assurance that any of them will remain employed by us. Our ability to retain our executive officers, or to attract suitable replacements should any member of the senior management team leave, is dependent on the competitive nature of the employment market. The loss of services of, or the failure to successfully integrate one or more new members of, our senior management team could adversely affect our business and our prospects.

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

We cannot predict whether our tenants will renew existing leases beyond their current terms. At December 31, 2019, we had 50 leases scheduled to expire in 2020 and 23 leases scheduled to expire in 2021 which represent 9.0% and 6.1% of our total annualized lease revenue, respectively, for the year ended December 31, 2019. If any of our leases are not renewed, or are terminated prior to the contractual expiration date, we would attempt to lease those properties to another tenant at then-current market rates. However, following expiration of a lease term or if we exercise our right to replace a tenant in default, rental payments on the related properties could decline or cease altogether while we reposition the properties with a suitable replacement tenant. As such, we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our properties while they are being repositioned. Furthermore, our ability to reposition our properties with a suitable tenant could be significantly delayed or limited by state licensing, receivership, certificate of need, or CON, or other laws, as well as by the Medicare and Medicaid change-of-ownership rules. We could also incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings. In addition, our ability to locate suitable replacement tenants could be impaired by the specialized healthcare uses or contractual restrictions on use of the properties, and we may be required to spend substantial amounts to adapt the properties to other uses. Any such delays, limitations and expenses could adversely impact our ability to collect rent, obtain possession of leased properties or otherwise exercise remedies for tenant default and could have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock.

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

A large percentage of our properties are located in Texas, Illinois, and Ohio, and changes in these markets may materially adversely affect us.

Of our investments in 118 properties, the properties located in Texas, Illinois, and Ohio provide, in the aggregate, approximately 40.7% of our annualized rent as of December 31, 2019. As a result of this geographic concentration, we are particularly exposed to downturns in the economies of those states or other changes in such states’ respective real estate market conditions. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in these states could have a disproportionate effect on our overall business results. In the event of negative economic or other changes in these markets, our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock may be materially and adversely affected.

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

Mortgage notes in which we may invest in may be impacted by unfavorable real estate market conditions, which could decrease their value.

Investments in mortgage notes involve special risks relating to the particular borrower, and we could be at risk of loss on that investment, including losses as a result of a default on the mortgage note. These losses may be caused by many conditions beyond our control, including economic conditions affecting real estate values, tenant defaults and lease expirations, interest rate levels, adverse rulings of bankruptcy courts, and the other economic and liability risks associated with real estate. We do not know whether the values of the property securing any of our real estate related investments will remain at the levels existing on the dates we initially make the related investment. If the values of the underlying properties drop, our risk will increase and the values of our interests may decrease.

Delays in liquidating defaulted mortgage note investments could reduce our investment returns.

Delays in liquidating defaulted mortgage note investments could reduce our investment returns. If there are defaults under mortgage note investments, we may not be able to foreclose on or obtain a suitable remedy with respect to such investments. Specifically, we may not be able to repossess and sell the underlying properties quickly, which could reduce the value of our investment. For example, an action to foreclose on a property securing a mortgage note is regulated by state statutes and rules and is subject to many of the delays and expenses of lawsuits if the defendant raises defenses or counterclaims. Additionally, in the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage note.

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

The Trump Administration has attempted to repeal portions of the Affordable Care Act and replace the current legislation with new legislation. While the Trump Administration's efforts in 2017 and 2018 were largely unsuccessful, there is continued uncertainty with respect to the impact the Trump Administration may have, and it could impact coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act. Further, a federal district court has recently ruled the Affordable Care Act unconstitutional, and the fate of the legislation remains subject to further appeal before federal appellate courts and perhaps the U.S. Supreme Court.

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

Breaches of personal information can result from deliberate attacks or unintentional events. More recently, there has been an increased level of attention focused on cyber-attacks focused on healthcare providers because of the vast amount of personally identifiable information they possess. Public awareness of privacy and security issues is increasing. Most healthcare providers, including all who accept Medicare and Medicaid, must comply with the Health Insurance Portability and Accountability Act, as amended (HIPAA), regulations regarding the privacy and security of protected health information. All 50 states also maintain laws focused on the privacy, security and notification requirements with regard to personally identifiable information, including health information. The HIPAA regulations impose extensive administrative requirements on our tenants and their business associate vendors with regard to how such protected health information may be used and disclosed. Further, the regulations include extensive and complex regulations which require providers to establish reasonable and appropriate administrative, technical and physical safeguards to ensure the confidentiality, integrity and availability of protected health information. Providers are obligated under HIPAA and state law to notify individuals and the government if personal information is compromised. In addition to federal regulators, state attorneys general are also enforcing information security breaches. As of 2018, all 50 states have breach notification laws. In addition to state laws regarding confidentiality of medical information, several states are now focused on expanding state privacy laws. California recently enacted an expansion privacy law, effective January 1, 2020, whose effects on our tenant's businesses are still undetermined. These laws require our tenants to safeguard protected health information, and potentially other information, against reasonably anticipated threats or hazards to the information. HIPAA directs the Secretary of HHS to provide for periodic audits to ensure covered entities (and their business associates, as that term is defined under HIPAA) comply with the applicable HIPAA requirements.

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

Since we no longer qualify as an emerging growth company as of December 31, 2019, we have to comply with increased disclosure and compliance requirements.

As of December 31, 2019, we are no longer an emerging growth company and are now a large accelerated filer. As a large accelerated filer, we will be subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. These requirements include, but are not limited to:

•
the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002;

•
compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements; and

•	the requirement that we provide full and more detailed disclosures regarding executive compensation and obtain stockholder approval of any golden parachute payments not previously approved.

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

Since we are no longer an emerging growth company, we will be subject to the requirements of the Sarbanes-Oxley Act and will be obligated to obtain an audit opinion on the effectiveness of internal control over financial reporting. These internal controls may not be determined to be effective, which may harm investor confidence and, as a result, the trading price of our common stock.

The Sarbanes-Oxley Act requires our auditors to deliver an attestation report on the effectiveness of our internal control over financial reporting in conjunction with their opinion on our audited financial statements. Substantial work on our part is required to implement appropriate processes, document the system of internal control over key processes, assess their design, remediate any deficiencies identified and test their operation. This process is expected to be both costly and challenging. We cannot give any assurances that material weaknesses will not be identified in the future in connection with our compliance with the provisions of the Sarbanes-Oxley Act. The existence of any material weakness would preclude a conclusion by management and our independent auditors that we maintained effective internal control over financial reporting. Our management may be required to devote significant time and expense to remediate any material weaknesses that may be discovered and may not be able to remediate any material weakness in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, all of which could lead to a decline in the market price of our common stock.

We incurred costs as a result of becoming a public company, and such costs may increase now that we are no longer an emerging growth company.

As a public company, we now incur significant legal, accounting, insurance and other expenses, including costs associated with public company reporting requirements. The expenses incurred by public companies for reporting and corporate governance purposes have generally been increasing. We expect compliance with these public reporting requirements and associated rules and regulations to increase expenses, particularly now that we are no longer an emerging growth company, although we are currently unable to estimate these costs with any degree of certainty.

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

As of December 31, 2019, we had $190.0 million outstanding under our Credit Facility, including our term loans. We do not anticipate that our internally generated cash flow will be adequate to repay our anticipated indebtedness upon maturity and, therefore, we expect to repay indebtedness through refinancings and future offerings of equity and debt securities, either of which we may be unable to secure on favorable terms or at all. Our level of debt and any limitations imposed upon us by our debt agreements could have adverse consequences, including the following:

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

At December 31, 2019, our debt to total capitalization ratio (debt plus stockholders' equity plus accumulated depreciation) was approximately 31.1%. Our current financing policy prohibits aggregate debt (secured or unsecured) in excess of 40% of the Company's total capitalization, except for short-term transitory periods. However, this debt limitation policy can be changed by our board of directors without stockholder approval and there are no provisions in our bylaws that limit our ability to incur indebtedness. We could alter the balance between our total outstanding indebtedness and the value of our properties at any time. If we become more highly leveraged, the resulting increase in outstanding debt could adversely affect our ability to make debt service payments, to pay our anticipated distributions and to make the distributions required to qualify as a REIT. The occurrence of any of the foregoing risks could adversely affect our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock.

Increases in interest rates may increase our interest expense and adversely affect our cash flows and our ability to service our indebtedness and to make distributions to our shareholders.

As of December 31, 2019, we had $15 million of variable-rate indebtedness outstanding that had not been swapped for a fixed interest rate and we expect that more of our indebtedness in the future, including borrowings under our Credit Facility, some of which may be subject to variable interest rates. Increases in interest rates on any variable rate indebtedness will increase our interest expense, which could adversely affect our cash flow and our ability to pay distributions.

The Company may enter into swap agreements from time to time that may not effectively reduce its exposure to changes in interest rates.

The Company may enter into swap agreements from time to time that may not effectively reduce its exposure to changes in interest rates. The Company entered into seven swap agreements during 2017, 2018 and 2019 and may enter into such agreements in the future to manage some of its exposure to interest rate volatility. These swap agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements. In addition, these arrangements may not be effective in reducing the Company's exposure to changes in interest rates. In addition, we may be limited in the type and amount of hedging transactions that we may use in the future by our need to satisfy the REIT income tests under the Code. Failure to hedge effectively against interest rate changes may have an adverse effect on our business, financial condition, results of operations, our ability to make distributions to our shareholders and the market price of our common shares.

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

The vesting of any restricted shares granted to certain directors, executive officers and other employees under our 2014 Incentive Plan, as amended, (the "2014 Incentive Plan"), including our Amended and Restated Alignment of Interest Program, our Executive Officer Incentive Program and our Non-Executive Officer Incentive Program, the issuance of our common stock or OP Units in connection with future property, portfolio or business acquisitions and other issuances of our common stock could have an adverse effect on the market price of our common stock, and the existence of our common stock issuable under our 2014 Incentive Plan may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities. In addition, future issuances of our common stock may be dilutive to existing stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In addition to the information provided below, see Item 1, "Business," Note 2 to the Consolidated Financial Statements in Item 8 "Financial Statements and Supplementary Data," and Schedule III of Item 15 of this Annual Report on Form 10-K for more detailed information about the Company's properties as of December 31, 2019.

Scheduled Lease Expirations

As of December 31, 2019, the weighted average remaining years to maturity pursuant to the leases with our tenants was approximately 7.7 years, with expirations through 2034. The table below details scheduled lease expirations, as of December 31, 2019, for our properties for the periods indicated.

		Total Leased Square Footage		Annualized Lease Revenue
Year	Number of Leases Expiring	Amount	Percent (%)	Amount (in thousands)	Percent (%)
2020	50	246,396	10.5%	$5,002	9.0%
2021	23	165,561	7.0%	3,439	6.1%
2022	35	220,711	9.4%	4,753	8.5%
2023	41	243,410	10.3%	4,967	8.9%
2024	19	112,431	4.8%	2,565	4.6%
2025	14	143,123	6.1%	4,434	7.9%
2026	11	161,162	6.8%	3,462	6.2%
2027	4	12,325	0.5%	354	0.6%
2028	4	92,289	3.9%	1,714	3.1%
2029	9	134,406	5.7%	4,288	7.7%
Thereafter	30	811,756	34.5%	20,649	37.0%
Month-to-Month	6	11,508	0.5%	198	0.4%
Totals	246	2,355,078	100.0%	$55,825	100.0%

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

ITEM 4.   MINE SAFETY DISCLOSURES

None.

PART II.
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company's common stock are traded on the New York Stock Exchange under the symbol "CHCT." At February 20, 2020, there were 31 stockholders of record.

Future dividends will be declared and paid at the discretion of the Board of Directors. The Company’s ability to pay dividends is dependent upon its ability to generate funds from operations and cash flows, and to make accretive new investments.

Stock Performance Graph

The following graph compares, over a measurement period beginning May 21, 2015 and ending on December 31, 2019, the cumulative total return on our common stock with the cumulative total return on the stocks included in (i) the Russell 3000 Index and (ii) the NAREIT All Equity REIT Index. The performance graph assumes that the value of the investment in our common stock, the Russell 3000 Index and the NAREIT All Equity REIT Index was $100 at May 21, 2015, the date our common stock began publicly trading on the New York Stock Exchange, and that all dividends were reinvested. There can be no assurance that our common stock performance will continue in the future with the same or similar trends depicted in the stock performance graph below. We will not make or endorse any predictions as to future stock performance.

	Period Ending
Index	5/21/2015	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Community Healthcare Trust Incorporated	$100.00	$95.98	$129.42	$167.99	$182.80	$283.24
Russell 3000 Index	$100.00	$95.92	$108.14	$130.99	$124.12	$162.63
NAREIT All Equity REIT Index	$100.00	$103.15	$112.05	$121.77	$116.84	$150.33

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

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth financial information for the Company, which is derived from the Consolidated Financial Statements of the Company.

	Year Ended December 31,
	2019	2018	2017	2016	2015 (1)
(Amounts in thousands except per share data)
Statement of Operations Data:
Total revenues (2)	$60,849	$48,557	$37,276	$25,042	$8,561
Total operating expenses (2)	$42,179	$35,117	$30,367	$21,173	$9,688
Net income (loss)	$8,376	$4,403	$3,510	$2,721	$(1,456)

Diluted Income (loss) per share:
Income (loss) per diluted common share	$0.37	$0.19	$0.19	$0.24	$(0.31)
Weighted average common shares outstanding - Diluted	18,685	17,669	14,815	11,320	4,727

Balance Sheet Data (as of the end of the period):
Real estate properties, gross	$602,852	$444,930	$388,486	$252,736	$132,967
Real estate properties, net	$525,329	$389,632	$352,350	$234,332	$127,764
Mortgage notes receivable, net	$—	$—	$10,633	$10,786	$10,897
Total assets	$562,531	$426,570	$385,766	$251,529	$142,803
Debt, net	$194,243	$147,766	$93,353	$51,000	$17,000
Total stockholders' equity	$353,411	$271,659	$283,374	$194,007	$122,270

Other Data:
Funds from operations (3)	$32,074	$27,448	$21,224	$15,912	$3,747
Funds from operations per common share - Diluted (3)	$1.67	$1.53	$1.41	$1.41	$0.79
Dividends paid	$31,947	$29,375	$24,432	$17,783	$3,928
Dividends declared and paid per common share	$1.645	$1.605	$1.565	$1.525	$0.517
_____________
(1) The Company completed its initial public offering and began operations on May 27, 2015.
(2) Total revenues and total operating expenses include reclassifications of bad debt expense from expenses to revenues for the years ended December 31, 2015 through 2018 to conform to the 2019 presentation.

(3) The presentation of funds from operations ("FFO") for the year ended December 31, 2018 has been updated to reflect the impairment of a note receivable and the related tax effects in the Company's reconciliation of FFO for 2018 to conform to the current year presentation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 for a discussion of FFO, including why the Company presents FFO and a reconciliation of net income to FFO.

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

Overview

We were organized in the State of Maryland on March 28, 2014. We are a self-administered, self-managed healthcare REIT that acquires and owns properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers.

Trends and Matters Impacting Operating Results

Management monitors factors and trends that it believes are important to the Company and the REIT industry in order to gauge their potential impact on the operations of the Company. Certain of the factors and trends that management believes may impact the operations of the Company are discussed below.

Real estate investments

During 2019, the Company invested in 15 real estate properties for an aggregate purchase price of approximately $152.0 million, including cash consideration of approximately $150.0 million. Upon acquisition, the real estate properties were approximately 99.5% leased in the aggregate with lease expirations through 2033.

2020 Real estate acquisitions
Subsequent to December 31, 2019, the Company acquired three real estate properties totaling approximately 56,000 square feet for an aggregate purchase price of approximately $11.7 million and cash consideration of approximately $11.8 million. Upon acquisition, the properties were 96.1% leased in the aggregate with lease expirations through 2026. These acquisitions were funded with cash on hand and proceeds from the Company's Revolving Credit Facility.

Acquisition Pipeline

The Company has two properties under definitive purchase agreements for an aggregate expected purchase price of approximately $6.3 million. The Company's expected aggregate returns on these investments range from approximately 9.4% to 9.9%. The Company is currently performing due diligence procedures customary for these types of transactions. The Company expects to close these properties in the first quarter of 2020; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

The Company also has four properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $73.4 million. The Company's expected aggregate returns on these investments range from approximately 9.5% to 11.0%. The Company expects to close one of these properties with a purchase price of approximately $19.0 million during the first quarter of 2020 and the rest of these properties through the first half of 2021; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

The Company anticipates funding these investments with cash from operations, through proceeds from its Credit Facility or from net proceeds from additional debt or equity offerings.

Highland Transition Update

Highland Hospital is expected to file a pre-packaged bankruptcy in the first quarter of 2020, with an anticipated sale to the new operator, in order to facilitate the transfer of licenses.  The new operator continues to manage Highland Hospital pursuant to a management agreement. The Company will provide liquidity if required, secured by all assets of Highland Hospital, if needed, to ensure the sale transaction is finalized.

The Company's lease with the new operator will become effective upon the closing of the anticipated bankruptcy sale. The Company has received and anticipates continuing to receive monthly payments.

The Company does not anticipate any material adverse long-term effect to its cash flows or net income related to the transition or subsequent leasing of this facility. The Company cannot provide assurance as to the timing or whether, this transaction will actually close.

Purchase Option Provisions

Certain of the Company's leases provide the lessee with a purchase option or a right of first refusal to purchase the leased property. The purchase option provisions generally require the lessee to purchase the leased property at fair value or at an amount greater than the Company's gross investment in the leased property at the time of the purchase. At December 31, 2019, the Company had gross investments of approximately $13.9 million in seven real estate properties with purchase options exercisable at December 31, 2019.

ATM Program

On November 5, 2019, the Company entered into an Amended and Restated Sales Agency Agreement (the "2019 Amended and Restated Sales Agreement") for its at-the-market offering program ("ATM Program") with Sandler O’Neill & Partners, L.P., Evercore Group L.L.C., SunTrust Robinson Humphrey, Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, Fifth Third Securities, Inc. and Janney Montgomery Scott LLC, as sales agents (collectively, the “Agents”), under which the Company may issue and sell shares of its common stock, having an aggregate gross sales price of up to $360.0 million. The shares of common stock may be sold from time to time through or to one or more of the Agents, as may be determined by the Company in its sole discretion, subject to the terms and conditions of the agreement and applicable law. This 2019 Amended and Restated Sales Agreement amended and replaced the Company's agreement dated August 7, 2018 (the "2018 Sales Agreement") with the Agents, under which the Company could sell shares of its common stock, having an aggregate gross sales price of up to $100.0 million.

During 2019, the Company sold, through its ATM Program, 2,674,347 shares of common stock in the aggregate (1,321,362 shares of common stock were sold under the 2018 Sales Agreement and 1,352,985 shares of common stock were sold under the 2019 Amended and Restated Sales Agreement) at an average sales price of $42.84 per share and received net proceeds of approximately $106.8 million after deducting commissions and offering expenses paid by the Company. Of the shares sold during 2019, 120,100 shares of common stock settled in January 2020 for net proceeds of approximately $5.0 million. As of December 31, 2019, the Company had approximately $298.1 million remaining that may be issued under the ATM Program. The proceeds were used to repay outstanding balances under the Company's Credit Facility, to fund investments, and for general corporate purposes.

Credit Facility

The Company's second amended and restated credit facility (the "Credit Facility") is by and among Community Healthcare OP, LP, the Company, the lenders from time to time party thereto, and SunTrust Bank, as Administrative Agent. The Credit Facility, as amended, provides for a $150.0 million Revolving Credit Facility and $175.0 million in term loans (the "Term Loans"). The Credit Facility, through the accordion feature, allows borrowings up to a total of $525.0 million including the ability to add and fund additional term loans. The Revolving Credit Facility matures on March 29, 2023 and includes one 12-month option to extend the maturity date of the Revolving Credit Facility, subject to the satisfaction of certain conditions. The Term Loans include a five-year term loan facility in the aggregate principal amount of $50.0 million (the "A-1 Term Loan"), which matures on March 29, 2022, a seven-year term loan facility in the aggregate principal amount of $50.0 million (the "A-2 Term Loan"), which matures on March 29, 2024 and the new seven-year, $75.0 million term loan facility (the "A-3 Term Loan"), which matures on March 29, 2026. The Company had $15.0 million outstanding under the Revolving Credit Facility with a borrowing capacity remaining of approximately $135.0 million and a weighted average interest rate of approximately 3.45% at December 31, 2019. Also, at December 31, 2019, the Company had drawn the full $175.0 million under the Term Loans which had a fixed weighted average interest rate under the swaps of approximately 4.57%. See Note 5 to the Consolidated Financial Statements for more details on the Credit Facility.

Lease Expirations

As of December 31, 2019, approximately 4.6% to 9.0% of our leases will expire in each of the next 5 years. Management expects that many of the tenants will renew their leases, but in cases where they do not renew, the Company believes it will generally be able to re-lease the space to existing or new tenants without significant loss of rental income. See "Properties" in Item 2 for a schedule of the Company's lease expirations.

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

As of December 31, 2019, we had invested approximately $602.9 million in 118 real estate properties, which are located in 32 states and total approximately 2.6 million square feet. During 2019, we acquired 15 real estate properties which in the aggregate were 99.5% leased for cash consideration of approximately $150.0 million. During 2018, we acquired 19 real estate properties for cash consideration of approximately $45.2 million.

Year Ended December 31, 2019 Compared to December 31, 2018

The table below shows our results of operations for the year ended December 31, 2019 compared to the same period in 2018 and the effect of changes in those results from period to period on our net income.

(Dollars in thousands)	For the Year Ended December 31,		Increase (Decrease) to Net Income
	2019	2018	$	%
REVENUES
Rental income (1)	$58,269	$46,453	$11,816	25.4%
Other operating interest	2,580	2,104	476	22.6%
	60,849	48,557	12,292	25.3%
EXPENSES
Property operating	12,235	9,944	(2,291)	(23.0)%
General and administrative	7,719	5,634	(2,085)	(37.0)%
Depreciation and amortization	22,225	19,539	(2,686)	(13.7)%
	42,179	35,117	(7,062)	(20.1)%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND OTHER ITEMS	18,670	13,440	5,230	38.9%
Gain on sale of real estate	—	295	(295)	(100.0)%
Interest expense	(9,301)	(6,299)	(3,002)	(47.7)%
Impairment of note receivable	—	(5,000)	5,000	100.0%
Income tax (expense) benefit	(1,430)	1,547	(2,977)	n/m
Interest and other income, net	437	420	17	4.0%
INCOME FROM CONTINUING OPERATIONS	8,376	4,403	3,973	90.2%
NET INCOME	$8,376	$4,403	$3,973	90.2%
___________
n/m-not meaningful.
(1) Tenant reimbursements totaling approximately $6.4 million and bad debts totaling approximately $0.1 million for the year ended December 31, 2018 were reclassified into rental income to conform to the current year presentation.

Revenues

Revenues increased approximately $12.3 million or 25.3%, for the year ended December 31, 2019 compared to the same period in 2018 due mainly to the following:

•	Acquisitions during 2019 contributed revenues of approximately $8.5 million in 2019; and

•	Acquisitions during 2018 contributed an increase in revenues of approximately $4.3 million in 2019.

•	Leases restructured from gross to net leases and certain expiring or terminated leases resulted in a reduction of revenue of approximately $0.5 million from 2018 to 2019.

Expenses

Property operating expenses increased approximately $2.3 million, or 23.0%, for the year ended December 31, 2019 compared to the same period in 2018 mainly due to the following:

•	Acquisitions during 2019 accounted for an increase of approximately $0.3 million in 2019; and

•	Acquisitions during 2018 accounted for an increase of approximately $1.5 million in 2019.

•	Increases in property taxes, utilities and other property operating expenses resulted in the remainder of the increase of approximately $0.5 million.

General and administrative expenses increased approximately $2.1 million, or 37.0%, for the year ended December 31, 2019 compared to the same period in 2018 due mainly to compensation-related expenses and occupancy costs related to our employees and corporate office, including the amortization of non-vested restricted common shares issued under the 2014 Incentive Plan and expenses related to the addition of employees totaling approximately $1.7 million. Also, professional fees increased approximately $0.3 million related mainly to additional compliance requirements of moving from an emerging growth company status to a large accelerated filer status.

Depreciation and amortization expense increased approximately $2.7 million, or 13.7%, for the year ended December 31, 2019 compared to the same period in 2018 due mainly to the following:

•	Depreciation and amortization related to properties acquired during 2019 accounted for an increase of approximately $2.2 million in 2019;

•	Depreciation and amortization related to properties acquired during 2018 accounted for an increase of approximately $2.5 million in 2019;

•	Real estate intangible assets acquired prior to 2018 that became fully depreciated resulted in a decrease of approximately $2.3 million in 2019; and

•	Depreciation related to tenant and other improvements accounted for an increase of approximately $0.3 million in 2019.

Gain on sale of real estate

During the fourth quarter of 2018, the Company disposed of a 61,000 square foot physician clinic in Alabama, received net proceeds of approximately $3.2 million, and recognized a gain of approximately $0.3 million. The Company disposed of the property pursuant to the tenant's exercise of its purchase option on the property.

Interest expense

Interest expense increased approximately $3.0 million, or 47.7%, for the year ended December 31, 2019 compared to the same period in 2018 due mainly to the following:

•
In the first quarters of 2019 and 2018, the Company borrowed $75.0 million and $40.0 million in Term Loans, respectively. These Term Loans resulted in additional interest expense in 2019 of approximately $2.6 million;

•
The Company amended its Credit Facility in the first quarters of 2019 and 2018 resulting in additional financing fees which the Company deferred and is amortizing. Also, in 2019, the Company extended the term of the Credit Facility, which resulted in a net decrease in amortization expense of approximately $0.2 million.

•	Interest expense related to our Revolving Credit Facility increased approximately $0.2 million due mainly to higher interest rates and a higher weighted average debt balance in 2019 compared to 2018.

Impairment of note receivable

The Company recorded a $5.0 million impairment in 2018 related to a mezzanine note with one of its operators.

Income tax (expense) benefit

The Company recorded income tax (expense) benefit in 2019 and 2018 related to the impairment of a mezzanine note in 2018 and a valuation allowance for the related deferred tax asset in 2019 and deferred compensation in both 2019 and 2018.

Year Ended December 31, 2018 Compared to December 31, 2017

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” in our 2018 Annual Report on Form 10-K for a comparison of the year ended December 31, 2018 compared to December 31, 2017.

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

Sources and Uses of Cash

The Company derives most of its revenues from its real estate properties, collecting rental income and operating expense reimbursements based on contractual arrangements with its tenants. These sources of revenue represent our primary source of liquidity to fund our dividends, general and administrative expenses, property operating expenses, interest expense on our Credit Facility and other expenses incurred related to managing our existing portfolio and investing in additional properties. To the extent additional resources are needed, the Company will fund its investment activity generally through equity or debt issuances either in the public or private markets or through proceeds from our Credit Facility.

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

Operating Activities

Cash flows provided by operating activities for the years ended December 31, 2019, 2018 and 2017 were approximately $32.4 million, $24.4 million, and $22.1 million, respectively. Cash flows provided by operating activities for the years ended December 31, 2019, 2018 and 2017 were generally provided by contractual rents and interest on notes and mortgage receivables, net of property operating expenses not reimbursed by the tenants and general and administrative expenses.

Investing Activities

Cash flows used in investing activities for the years ended December 31, 2019, 2018 and 2017 were approximately $153.2 million, $53.5 million, and $147.6 million, respectively. During 2019, the Company invested in 15 real estate properties for an aggregate cash consideration of approximately $150.0 million. During 2018, the Company invested in 19 real estate properties for cash consideration of approximately $45.6 million. In addition, in 2018, the Company acquired $2.2 million of certain promissory notes secured by two facilities related to a borrower. During 2017, the Company invested in 28 real estate properties and acquired a property for its corporate expansion for cash consideration of approximately $133.5 million and funded or purchased notes totaling approximately $13.8 million.

Financing Activities

Cash flows provided by financing activities for the years ended December 31, 2019, 2018 and 2017 were approximately $120.4 million, $29.3 million, and $126.0 million, respectively. During 2019, 2018 and 2017, the Company paid dividends totaling $31.9 million, $29.4 million and $24.4 million, respectively. During 2019, 2018 and 2017, the Company completed equity offerings, including offerings under its at-the-market program, resulting in net proceeds, net of underwriters' discount and offering costs, of approximately $106.8 million, $10.0 million and $108.6 million, respectively. During 2019, the Company repaid, on a net basis, approximately $28.0 million on its Revolving Credit Facility, in 2018, the Company borrowed, on a net basis, approximately $9.0 million, and in 2017, the Company repaid, on a net basis approximately $17.0 million. During 2019, 2018 and 2017, the Company also borrowed $75.0 million, $40.0 million, and $60.0 million in Term Loans under its Credit Facility. The net proceeds from these equity offerings and borrowings under its Credit Facility were used to invest in the Company's real estate assets and were used for general corporate purposes.

Credit Facility

The Company's Credit Facility is by and among Community Healthcare OP, LP, the Company, the lenders from time to time party thereto, and SunTrust Bank, as Administrative Agent. The Credit Facility, as amended, provides for a $150.0 million Revolving Credit Facility and $175.0 million in Term Loans. The Credit Facility, through the accordion feature, allows borrowings up to a total of $525.0 million including the ability to add and fund additional term loans. The Revolving Credit Facility matures on March 29, 2023 and includes one 12-month option to extend the maturity date of the Revolving Credit Facility, subject to the satisfaction of certain conditions. The Term Loans include a five-year term loan facility in the aggregate principal amount of $50.0 million which matures on March 29, 2022, a seven-year term loan facility in the aggregate principal amount of $50.0 million, which matures on March 29, 2024 and the new seven-year, $75.0 million term loan facility, which matures on March 29, 2026. The Company had $15.0 million outstanding under the Revolving Credit Facility with a borrowing capacity remaining of approximately $135.0 million and a weighted average interest rate of approximately 3.45% at December 31, 2019. Also, at December 31, 2019, the Company had drawn the full $175.0 million under the Term Loans which had a fixed weighted average interest rate under the swaps of approximately 4.57%. See Note 5 to the Consolidated Financial Statements for more details on the Credit Facility.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. Also, the Company's current financing policy prohibits aggregate debt (secured or unsecured) in excess of 40% of the

Company's total capitalization, except for short-term transitory periods. At December 31, 2019, our debt to total capitalization ratio (debt plus stockholders' equity plus accumulated depreciation) was approximately 31.1%.
The Company was in compliance with its financial covenants under its Credit Facility as of December 31, 2019.

Automatic Shelf Registration Statement

On November 5, 2019, the Company filed an automatic shelf registration statement on Form S-3 with the SEC. The registration statement is for an indeterminate number of securities and is effective for three years. Under this registration statement, the Company has the capacity to offer and sell from time to time various types of securities, including common stock, preferred stock, depository shares, rights, debt securities, warrants and units.

2020 Real estate acquisitions

Subsequent to December 31, 2019, the Company acquired three real estate properties totaling approximately 56,000 square feet for an aggregate purchase price of approximately $11.7 million and cash consideration of approximately $11.8 million. Upon acquisition, the properties were 96.1% leased in the aggregate with lease expirations through 2026. These acquisitions were funded with cash on hand and proceeds from the Company's Revolving Credit Facility.

Acquisition Pipeline

The Company has two properties under definitive purchase agreements for an aggregate expected purchase price of approximately $6.3 million. The Company's expected aggregate returns on these investments range from approximately 9.4% to 9.9%. The Company is currently performing due diligence procedures customary for these types of transactions. The Company expects to close these properties during the first quarter of 2020; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

The Company also has four properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $73.4 million. The Company's expected aggregate returns on these investments range from approximately 9.5% to 11.0%. The Company expects to close one of these properties with a purchase price of approximately $19.0 million during the first quarter of 2020 and the rest of these properties through the first half of 2021; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

The Company anticipates funding these investments with cash from operations, through proceeds from its Credit Facility or from net proceeds from additional debt or equity offerings.

Security Deposits

As of December 31, 2019, the Company held approximately $3.5 million in security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon the security deposits if there are any defaults under the leases.

Contractual Obligations

The Company’s material contractual obligations at December 31, 2019 are included in the table below. At December 31, 2019, the Company had no long-term capital lease or purchase obligations.

(Dollars in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving Credit Facility (1)	$17,924	$900	$17,024	$—	$—
Terms Loans (2)	211,716	7,995	70,194	57,659	75,868
Mortgage note payable	7,532	646	1,937	4,949	—
Operating lease obligation	321	7	14	15	285
Tenant improvements	3,602	3,602	—	—	—
Capital improvements	1,719	1,719	—	—	—
	$242,814	$14,869	$89,169	$62,623	$76,153
____________
(1)The amounts shown include interest at the weighted average interest rate at December 31, 2019 and the unused fee interest assuming the credit facility remains at $15.0 million through its maturity.
(2)The amounts shown include interest at the current fixed rates through the in-place cash flow hedges assuming the term loans remain at $175.0 million outstanding through maturity.

Dividends

The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT.

During 2019, 2018 and 2017, the Company paid cash dividends in the amounts of $1.645 per share, $1.605 per share and $1.565 per share, respectively.

On February 6, 2020, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.4175 per share. The dividend is payable on February 28, 2020 to stockholders of record on February 18, 2020.
The ability of the Company to pay dividends is dependent upon its ability to generate cash flows and to make accretive new investments.

Funds from Operations

Funds from operations (“FFO”) and FFO per share are operating performance measures adopted by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”). NAREIT defines FFO as the most commonly accepted and reported measure of a REIT’s operating performance equal to net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property and impairments of real estate, plus depreciation and amortization related to real estate properties, and after adjustments for unconsolidated partnerships and joint ventures. NAREIT also provides REITs with an option to exclude gains, losses and impairments of assets that are incidental to the main business of the REIT from the calculation of FFO.

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

The Company believes that by excluding the effect of depreciation, amortization, gains or losses from sales of real estate, impairment of real estate, and gains, losses and impairment of incidental assets, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO and FFO per share can facilitate comparisons of operating performance between periods. The Company reports FFO and FFO per share because these measures are observed by management to also be the predominant measures used by the REIT industry and by industry analysts to evaluate REITs and because FFO per share is consistently reported, discussed, and compared by research analysts in their notes and publications about REITs. For these reasons, management has deemed it appropriate to disclose and discuss FFO and FFO per share. However, FFO does not represent cash generated from operating activities determined in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income attributable to common stockholders as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities as a measure of liquidity. The table below reconciles net income to FFO.

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2019	2018	2017
Net income	$8,376	$4,403	$3,510
Real estate depreciation and amortization	22,377	19,661	17,714
Impairment of note receivable (1)	—	5,000	—
Income tax expense (benefit) (1)	1,321	(1,321)	—
Gain from sale of depreciable real estate	—	(295)	—
Total adjustments	23,698	23,045	17,714
Funds from Operations	$32,074	$27,448	$21,224
Funds from Operations per Common Share-Basic	$1.72	$1.55	$1.43
Funds from Operations per Common Share-Diluted	$1.67	$1.53	$1.41
Weighted Average Common Shares Outstanding-Basic	18,685	17,669	14,815
Weighted Average Common Shares Outstanding-Diluted (2)	19,164	17,943	15,002
____________________________
(1) In the fourth quarter of 2018, the Company recorded a $5.0 million impairment related to its mezzanine loan with Highland Hospital and recorded a related tax benefit and deferred tax asset of approximately $1.3 million. This deferred tax asset was impaired in the fourth quarter of 2019 and the tax benefit was reversed resulting in tax expense of $1.3 million. The Company believes that the mezzanine loan is incidental to the main operations of the Company. As such, the Company has excluded the impairment of the note receivable and the related tax impact from its calculation of FFO. The $5.0 million impairment on the loan and related tax benefit of $1.3 million recorded in 2018 was not previously reflected as an adjustment to FFO in the Company's 2018 Form 10-K. The presentation of FFO for the year ended December 31, 2018 has been updated to reflect this impairment and the related tax effects in the Company's reconciliation of Funds from Operations for 2018 to conform to the current year presentation.
(2) Diluted weighted average common shares outstanding for FFO are calculated based on the treasury method, rather than the 2-class method.

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

The allocation of real estate property acquisitions may include land and land improvements, building and building improvements, personal property, and identified intangible assets and liabilities (consisting of above- and below-market leases, in-place leases, and tenant relationships) based on the evaluation of information and estimates available at that date, and the allocation of the purchase price is based on these assessments. The acquisition date fair values of the tangible and intangible assets and acquired liabilities are estimated based on information obtained from multiple sources as a result of pre-acquisition due diligence, tax records, and other sources. Based on these estimates, we recognize the acquired assets and liabilities based on their estimated fair values. We expense transaction costs associated with business combinations in the period incurred. The fair value of tangible property assets acquired considers the value of the property as if vacant determined by comparable sales and other relevant data. The determination of fair value involves the use of significant judgment and estimation. We value land based on various inputs, which may include internal analysis of recently acquired properties, existing comparable properties within our portfolio, or third party appraisals or valuations based on comparable sales.

In recognizing identified intangible assets and liabilities of an acquired property, the value of above- or below-market leases is estimated based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between contractual amounts to be received pursuant to the leases and management’s estimate of market lease rates measured over a period equal to the estimated remaining term of the lease. In the case of a below-market lease, we also evaluate any renewal options associated with that lease to determine if the intangible should include those periods. The capitalized above-market or below-market lease intangibles are amortized as a reduction from or an addition to rental income over the estimated remaining term of the respective leases.

In determining the value of in-place leases and tenant relationships, we consider current market conditions and costs to execute similar leases in arriving at an estimate of the carrying costs during the expected lease-up period from vacant to existing occupancy. In estimating carrying costs, we include real estate taxes, insurance, other property operating expenses, estimates of lost rental revenue during the expected lease-up periods, and costs to execute similar leases, including leasing commissions. The values assigned to in-place leases and tenant relationships are amortized over the estimated remaining term of the lease. If a lease terminates prior to its scheduled expiration, all unamortized costs related to that lease are written off.

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

Revenue Recognition

Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), also referred to as Topic 606, establishes a comprehensive model to account for revenues arising from contracts with customers. ASU 2014-09 applies to all contracts with customers, except those that are within the scope of other guidance, such as real estate leases and financial instruments. ASU 2014-09 requires companies to perform a five-step analysis of transactions to determine when and how revenue is recognized. The Company adopted ASU 2014-09 using the "modified retrospective" method effective January 1, 2018; as such, the Company has applied this guidance to only the financial statements for the years ended December 31, 2019 and 2018.

On January 1, 2019, the Company adopted the new leasing standard, Accounting Standards Codification Topic 842 ("ASC Topic 842"). The primary source of revenue for the Company is generated through its leasing arrangements with its tenants which is accounted for under ASC Topic 842, or through notes with its borrowers which is covered under the other accounting guidance. The Company's rental income and interest income are recognized based on contractual arrangements with its tenants and borrowers. From the inception of a lease, if collection of substantially all of the lease payments is probable for a tenant, then rental income is recognized as earned over the life of the lease agreement on a straight-line basis. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue in amounts more or less than amounts currently due from tenants. If management determines that collection of substantially all of a lease’s payments is not probable, it will revert to recognizing such lease payments on a cash basis and will reverse any recorded receivables related to that lease. In the event that management subsequently determines collection of substantially all of that lease’s receivable is probable, management will reinstate and record all such receivables for the lease in accordance with the lease. The Company maintains a general allowance for receivables that the Company has determined are probable of collection, but in which other circumstances exist.

The Company recognizes operating expense recoveries in the period that applicable expenses are incurred. Other variable payments, such as late fees and sales tax are recognized based on the contractual terms of its leases. Income received but not yet earned is deferred until such time it is earned. Deferred revenue is included in other liabilities on the Consolidated Balance Sheets.

Allowance for Credit Losses

The Company evaluates collectability of its notes receivable and records allowances as necessary. A note is impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan as scheduled, including both contractual interest and principal payments. This assessment also includes an evaluation of the loan collateral. If a mortgage loan becomes past due, the Company will review the specific circumstances and may discontinue the accrual of interest on the loan. The loan is not returned to accrual status until the debtor has demonstrated the ability to continue debt service in accordance with the contractual terms. Loans placed on non-accrual status will be accounted for on a cash basis, in which income is recognized only upon the receipt of cash, or on a cost-recovery basis, in which all cash receipts reduce the carrying value of the loan, based on the Company's expectation of future collectability. The Company had no notes on non-accrual status or available for sale at December 31, 2019, 2018 or 2017.

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

As of December 31, 2019, the Company's Revolving Credit Facility and Term Loans were based on variable interest rates while its notes receivable and mortgage note payable bore interest at a fixed rate. The Company has entered into interest rate swaps to fix the interest rates on its Term Loans.

The following table provides information regarding the sensitivity of certain of the Company’s financial instruments, as described above, to market conditions and changes resulting from changes in interest rates. For purposes of this analysis, sensitivity is demonstrated based on hypothetical 10% changes in the underlying market interest rates.

			Impact on Earnings and Cash Flows
(Dollars in thousands)	Outstanding Principal Balance at December 31, 2019	Calculated Annual Interest Expense	Assuming 10% Increase in Market Interest Rates	Assuming 10% Decrease in Market Interest Rates
Variable Rate Debt:
Revolving Credit Facility	$15,000	$562	$(56)	$56
A-1 Term Loan (1)	$50,000	$2,160	$—	$—
A-2 Term Loan (1)	$50,000	$2,286	$—	$—
A-3 Term Loan (1)	$75,000	$3,550	$—	$—
___________
(1) The Company has interest rate swaps that fix the interest rates of the A-1 Term Loan, the A-2 Term Loan and the A-3 Term Loan; therefore, changes in the interest rates will not impact our earnings or cash flows.

		Fair Value
(Dollars in thousands)	Outstanding Principal Balance at December 31, 2019	December 31, 2019	Assuming 10% Increase in Market Interest Rates	Assuming 10% Decrease in Market Interest Rates	December 31, 2018
Fixed Rate Receivables/Payable:
Notes Receivable (1)	$23,500	$23,399	$23,389	$23,409	$23,936
Mortgage Note Payable (1)	$5,288	$5,351	$5,264	$5,440	$5,307
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Community Healthcare Trust Incorporated
Franklin, Tennessee
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Community Healthcare Trust Incorporated (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 25, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Real Estate Acquisitions - Sale and Leaseback Transactions

As described in Notes 1 and 4 to the Company’s consolidated financial statements, the Company acquired real estate properties for a total purchase price of approximately $152 million during the year ended December 31, 2019. Certain of these acquisitions included a leaseback of the property to the seller or affiliates of the seller. The Company determined that the transactions which included a leaseback of the property to the seller or affiliates of the seller qualified as sale and leaseback transactions in accordance with Accounting Standards Codification (“ASC”) Topic 842, Leases. Management evaluates various inputs and assumptions including lease terms, renewal options, discount rates, and repurchase rights to determine whether control, as defined by ASC Topic 842, of the underlying real estate property has transferred to the Company. If management determines that the control of the underlying real estate property has not transferred, the transaction is accounted for as a financing transaction rather than an acquisition of the real estate property.

For sale and leaseback transactions, we identified management’s evaluation of whether control of the underlying real estate property was transferred from the seller/lessee as a critical audit matter. Management applies significant judgment in assessing relevant lease terms, provisions or other conditions included in the Company’s lease and purchase agreements to determine whether or not the control of the real estate property has transferred to the Company. Auditing these assessments made by management involved especially challenging auditor judgment due to the extent of specialized skills or knowledge required.

The primary procedures we performed to address this critical audit matter included:

•
Testing the design and operating effectiveness of controls related to management’s assessment of relevant lease terms, provisions or other conditions included in the Company’s lease and purchase agreements to determine whether or not the control of the real estate property has transferred to the Company.

•
Evaluating management’s assessment of potential or implicit repurchase rights included in the lease and purchase agreements that could preclude transfer of control of the real estate property to the Company.

•
Utilizing professionals with specialized skills and knowledge to assist in: (i) assessing management’s application of ASC Topic 842 and (ii) evaluating relevant lease terms, provisions or other conditions included in the Company’s lease and purchase agreements to assess the appropriateness of the conclusion that a transfer of control has occurred.

/s/     BDO USA, LLP
We have served as the Company's auditor since 2015.
Nashville, Tennessee
February 25, 2020

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	December 31,
	2019	2018
ASSETS
Real estate properties
Land and land improvements	$68,129	$50,270
Buildings, improvements, and lease intangibles	534,503	394,527
Personal property	220	133
Total real estate properties	602,852	444,930
Less accumulated depreciation	(77,523)	(55,298)
Total real estate properties, net	525,329	389,632
Cash and cash equivalents	1,730	2,007
Restricted cash	293	385
Other assets, net	35,179	34,546
Total assets	$562,531	$426,570

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Debt, net	$194,243	$147,766
Accounts payable and accrued liabilities	3,606	3,196
Other liabilities	11,271	3,949
Total liabilities	209,120	154,911

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 450,000,000 shares authorized; 21,410,578 and 18,634,502 shares issued and outstanding at December 31, 2019 and 2018, respectively	214	186
Additional paid-in capital	447,916	337,180
Cumulative net income	17,554	9,178
Accumulated other comprehensive (loss) income	(4,808)	633
Cumulative dividends	(107,465)	(75,518)
Total stockholders’ equity	353,411	271,659
Total liabilities and stockholders' equity	$562,531	$426,570

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
REVENUES
Rental income	$58,269	$46,453	$36,075
Mortgage interest	—	—	1,022
Other operating interest	2,580	2,104	179
	60,849	48,557	37,276

EXPENSES
Property operating	12,235	9,944	8,682
General and administrative	7,719	5,634	3,953
Depreciation and amortization	22,225	19,539	17,732
	42,179	35,117	30,367

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND OTHER ITEMS	18,670	13,440	6,909
Gain on sale of real estate	—	295	—
Interest expense	(9,301)	(6,299)	(3,948)
Impairment of note receivable	—	(5,000)	—
Income tax (expense) benefit	(1,430)	1,547	478
Interest and other income, net	437	420	71
INCOME FROM CONTINUING OPERATIONS	8,376	4,403	3,510
NET INCOME	$8,376	$4,403	$3,510

INCOME PER COMMON SHARE
Net income per common share – Basic	$0.37	$0.19	$0.19
Net income per common share – Diluted	$0.37	$0.19	$0.19
WEIGHTED AVERAGE COMMON SHARE OUTSTANDING-BASIC	18,684,847	17,668,696	14,815,258
WEIGHTED AVERAGE COMMON SHARE OUTSTANDING-DILUTED	18,684,847	17,668,696	14,815,258

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31,
	2019	2018	2017

NET INCOME	$8,376	$4,403	$3,510
Other comprehensive income:
(Decrease) increase in fair value of cash flow hedges	(5,472)	182	(144)
Reclassification of amounts recognized as interest expense	31	193	402
Total other comprehensive (loss) income	(5,441)	375	258
COMPREHENSIVE INCOME	$2,935	$4,778	$3,768

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Cumulative Net Income	Accumulated Other Comprehensive Income (Loss)	Cumulative Dividends	Total Stockholders' Equity
Balance at December 31, 2016	—	$—	12,988,482	$130	$214,323	$1,265	$—	$(21,711)	$194,007
Issuance of common stock, net of issuance costs	—	—	4,887,500	49	108,508	—	—	—	108,557
Stock-based compensation	—	—	209,816	2	1,472	—	—	—	1,474
Unrecognized loss on cash flow hedges	—	—	—	—	—	—	(144)	—	(144)
Reclassification adjustment for losses included in net income (interest expense)	—	—	—	—	—	—	402	—	402
Net income	—	—	—	—	—	3,510	—	—	3,510
Dividends to common stockholders ($1.565 per share)	—	—	—	—	—	—	—	(24,432)	(24,432)
Balance at December 31, 2017	—	$—	18,085,798	$181	$324,303	$4,775	$258	$(46,143)	$283,374
Issuance of common stock, net of issuance costs	—	—	334,700	3	10,027	—	—	—	10,030
Stock-based compensation	—	—	214,004	2	2,850	—	—	—	2,852
Unrecognized gain on cash flow hedges	—	—	—	—	—	—	182	—	182
Reclassification adjustment for losses included in net income (interest expense)	—	—	—	—	—	—	193	—	193
Net income	—	—	—	—	—	4,403	—	—	4,403
Dividends to common stockholders ($1.605 per share)	—	—	—	—	—	—	—	(29,375)	(29,375)
Balance at December 31, 2018	—	$—	18,634,502	$186	$337,180	$9,178	$633	$(75,518)	$271,659
Issuance of common stock, net of issuance costs	—	—	2,554,247	26	106,902	—	—	—	106,928
Stock-based compensation	—	—	221,829	2	3,834	—	—	—	3,836
Unrecognized loss on cash flow hedges	—	—	—	—	—	—	(5,472)	—	(5,472)
Reclassification adjustment for losses included in net income (interest expense)	—	—	—	—	—	—	31	—	31
Net income	—	—	—	—	—	8,376	—	—	8,376
Dividends to common stockholders ($1.645 per share)	—	—	—	—	—	—	—	(31,947)	(31,947)
Balance at December 31, 2019	—	$—	21,410,578	$214	$447,916	$17,554	$(4,808)	$(107,465)	$353,411
See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES
Net income	$8,376	$4,403	$3,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,225	19,539	17,732
Other amortization	527	629	421
Stock-based compensation	3,836	2,852	1,474
Straight-line rent	(2,052)	(1,212)	(1,303)
Gain on sale of real estate property	—	(295)	—
Impairment of note receivable	—	5,000	—
Reduction in contingent purchase price	—	—	(5)
Deferred income tax expense (benefit)	1,430	(1,547)	(478)
Changes in operating assets and liabilities:
Other assets	(1,761)	(2,162)	(1,023)
Accounts payable and accrued liabilities	(95)	(1,251)	402
Other liabilities	(124)	(1,515)	1,397
Net cash provided by operating activities	32,362	24,441	22,127
INVESTING ACTIVITIES
Acquisitions of real estate	(150,001)	(45,185)	(133,505)
Disposition of real estate	—	3,176	—
Acquisition and funding of mortgage and other notes receivable	—	(2,201)	(13,750)
Funding of notes receivable	—	(4,833)	—
Proceeds from repayments on notes receivable	1,195	92	833
Capital expenditures on existing real estate properties	(4,372)	(4,557)	(1,132)
Net cash used in investing activities	(153,178)	(53,508)	(147,554)
FINANCING ACTIVITIES
Net (repayments) borrowings on revolving credit facility	(28,000)	9,000	(17,000)
Term loan borrowings	75,000	40,000	60,000
Mortgage note repayments	(103)	—	—
Dividends paid	(31,947)	(29,375)	(24,432)
Proceeds from issuance of common stock	107,250	10,187	109,168
Equity issuance costs	(449)	(157)	(611)
Debt issuance costs	(1,304)	(326)	(743)
Settlement of contingent purchase price	—	—	(393)
Net cash provided by financing activities	120,447	29,329	125,989
(Decrease) increase in cash, cash equivalents and restricted cash	$(369)	$262	$562
Cash, cash equivalents and restricted cash, beginning of period	2,392	2,130	1,568
Cash, cash equivalents and restricted cash, end of period	$2,023	$2,392	$2,130

	For the Year Ended December 31,
	2019	2018	2017
Supplemental Cash Flow Information:
Interest paid	$8,846	$5,564	$3,125
Invoices accrued for construction, tenant improvement and other capitalized costs	$385	$71	$209
Reclassification between accounts and notes receivable	$47	$861	$615
Reclassification of registration statement costs incurred in prior year to equity issuance costs	$322	$147	$—
(Decrease) increase in fair value of cash flow hedges	$(5,472)	$182	$144
Fair value of property received in foreclosure	$—	$4,541	$—
Notes, mortgage and interest receivable payments utilized to originate note receivable	$23,500	$18,167	$—
Interest accrued to notes receivable	$29	$235	$—
Assumption of mortgage note payable	$—	$5,391	$—
See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Note 1—Summary of Significant Accounting Policies

Business Overview

Community Healthcare Trust Incorporated (the ‘‘Company’’, ‘‘we’’, ‘‘our’’) was organized in the State of Maryland on March 28, 2014. The Company is a fully-integrated healthcare real estate company that owns and acquires real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers. As of December 31, 2019, the Company had investments of approximately $602.9 million in 118 real estate properties located in 32 states, totaling approximately 2.6 million square feet in the aggregate. Square footage, property count, and occupancy percentage disclosures in the consolidated financial statements are unaudited.

Principles of Consolidation

Our Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries, and may also include joint ventures, partnerships and variable interest entities, or VIEs, where the Company controls the operating activities. Management must make judgments regarding the Company's level of influence or control over an entity and whether or not the Company is the primary beneficiary of a VIE. Consideration of various factors include, but is not limited to, the Company's ability to direct the activities that most significantly impact the entity's governing body, the size and seniority of the Company's investment, and the Company's ability to replace the manager and/or liquidate the entity. Management's ability to correctly assess its influence or control over an entity when determining the primary beneficiary of a VIE affects the presentation of these entities in the Company's Consolidated Financial Statements. If it is determined that the Company is the primary beneficiary of a VIE, the Company's Consolidated Financial Statements would include the operating results of the VIE rather than the results of the variable interest in the VIE. Untimely or inaccurate financial information provided to the Company or deficiencies in the VIEs internal control over financial reporting could impact the Company's Consolidated Financial Statements and its own internal control over financial reporting. See Note 10 regarding VIEs identified by the Company related to its notes receivable.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Tenant reimbursements totaling approximately $6.4 million and $5.1 million, respectively, on the Company's Consolidated Statements of Income for the years ended December 31, 2018 and 2017 were reclassified into rental income. Also, bad debt expense totaling approximately $0.1 million and $0.1 million, respectively, on the Company's Consolidated Statements of Income for the years ended December 31, 2018 and 2017 were reclassified from general and administrative expenses into rental income.

Notes to Consolidated Financial Statements - Continued

Segment Reporting

The Company acquires and owns, or finances, healthcare-related real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers. The Company is managed as one reporting unit, rather than multiple reporting units, for internal reporting purposes and for internal decision-making. Therefore, the Company discloses its operating results in a single segment.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents includes short-term investments with original maturities of three months or less when purchased. Restricted cash consists of amounts held by the lender of our mortgage note payable to provide for future real estate tax, insurance expenditures and tenant improvements related to one property. The carrying amount approximates fair value due to the short term maturity of these investments. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Company's Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

	December 31,
(Dollars in thousands)	2019	2018
Cash and cash equivalents	$1,730	$2,007
Restricted cash	293	385
Cash, cash equivalents and restricted cash	$2,023	$2,392

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

In recognizing identified intangible assets and liabilities of an acquired property, the value of above- or below-market leases is estimated based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between contractual amounts to be received pursuant to the leases and an estimate of market lease rates measured over the remaining term of the lease. In the case of a below-market lease, renewal options associated with that lease are evaluated to determine if the intangible should include those periods. The capitalized above-market or below-market lease intangibles are amortized as a reduction from or an addition to rental income over the estimated remaining term of the respective leases.

Notes to Consolidated Financial Statements - Continued

In determining the value of in-place leases and tenant relationships, current market conditions and costs to execute similar leases to arrive at an estimate of the carrying costs during the expected lease-up period from vacant to existing occupancy are considered. Estimated carrying costs include real estate taxes, insurance, other property operating expenses, estimates of lost rental revenue during the expected lease-up periods, and costs to execute similar leases, including leasing commissions. The values assigned to in-place leases and tenant relationships are amortized over the estimated remaining term of the lease. If a lease terminates prior to its scheduled expiration, all unamortized costs related to that lease are written off.

Long-lived Asset Impairments

The Company assesses the potential for impairment of identifiable, definite-lived, intangible assets and long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicates that the carrying value might not be fully recoverable. Indicators of impairment may include significant under-performance of an asset relative to historical or expected operating results; significant changes in the Company’s use of assets or the strategy for its overall business; plans to sell an asset before its depreciable life has ended; the expiration of a significant portion of leases in a property; or significant negative economic trends or negative industry trends for the Company or its operators. In addition, the Company’s review for possible impairment may include those assets subject to purchase options and those impacted by casualties, such as tornadoes and hurricanes. If management determines that the carrying value of the Company’s assets may not be fully recoverable based on the existence of any of the factors above, or others, management would measure and record an impairment charge based on the estimated fair value of the property or the estimated fair value less costs to sell the property. No impairments on long-lived assets were recorded during the years ended December 31, 2019, 2018 or 2017.

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

Notes to Consolidated Financial Statements - Continued

Lease Accounting

As a lessor, we make a determination with respect to each of our leases whether they should be accounted for as sales-type, direct-financing, or operating leases. Additionally, for each of our real estate transactions involving the leaseback of the related property to the seller or affiliates of the seller, we determine whether these transactions qualify as sale and leaseback transactions under the accounting guidance in Accounting Standards Codification ("ASC") 842, Leases. For these transactions, we consider various inputs and assumptions including, but not necessarily limited to, lease terms, renewal options, discount rates, and other rights and provisions in the purchase and sale agreement, lease and other documentation to determine whether control has been transferred to the Company or remains with the lessee. A transaction involving a sale leaseback will be treated as a purchase of a real estate property if it is considered to transfer control of the underlying asset from the lessee. A lease will be classified as direct-financing if risks and rewards are conveyed without the transfer of control. Otherwise, the lease is treated as an operating lease. These criteria also include estimates and assumptions regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic useful life of the facilities, the existence of a purchase option, and certain other terms in the lease agreements. The lease accounting guidance requires accounting for a transaction as a financing in a sale leaseback when the seller-lessee is provided an option to purchase the property from the landlord at the tenant's option. We expect that most of our leases will be accounted for as operating leases.

Payments received under operating leases are accounted for in the Consolidated Statements of Income as rental income for actual cash rent collected plus or minus straight-line adjustments, such as lease escalators. The Company has elected not to separate lease and nonlease components, such as common area maintenance, unless certain conditions are not met. As such, tenant reimbursements are combined with rental income on the Consolidated Statements of Income.

The Company is the lessee under one ground lease and has recorded a right of use asset and related operating lease liability, each totaling approximately $0.1 million at December 31, 2019. The right of use lease asset is included in other assets and the operating lease liability is included in other liabilities on the Company's Consolidated Balance Sheet.

Revenue Recognition

Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), also referred to as Topic 606, establishes a comprehensive model to account for revenues arising from contracts with customers. ASU 2014-09 applies to all contracts with customers, except those that are within the scope of other guidance, such as real estate leases and financial instruments. ASU 2014-09 requires companies to perform a five-step analysis of transactions to determine when and how revenue is recognized. The Company adopted ASU 2014-09 using the "modified retrospective" method effective January 1, 2018; as such, the Company has applied this guidance to only the financial statements for the years ended December 31, 2019 and 2018.

On January 1, 2019, the Company adopted the new leasing standard, Accounting Standards Codification Topic 842 ("ASC Topic 842"). The primary source of revenue for the Company is generated through its leasing arrangements with its tenants which is accounted for under ASC Topic 842, or through notes with its borrowers which is covered under the other accounting guidance. The Company's rental income and interest income are recognized based on contractual arrangements with its tenants and borrowers. From the inception of a lease, if collection of substantially all of the lease payments is probable for a tenant, then rental income is recognized as earned over the life of the lease agreement on a straight-line basis. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue in amounts more or less than amounts currently due from tenants. If management determines that collection of substantially all of a lease’s payments is not probable, it will revert to recognizing such lease payments on a cash basis and will reverse any recorded receivables related to that lease. In the event that management subsequently determines collection of substantially all of that lease’s receivable is probable, management will reinstate and record all such receivables for the lease in accordance with the lease. The Company

Notes to Consolidated Financial Statements - Continued

maintains a general allowance for receivables that the Company has determined are probable of collection, but in which other circumstances exist.

The Company recognizes operating expense recoveries in the period that applicable expenses are incurred. Other variable payments, such as late fees and sales tax are recognized based on the contractual terms of its leases. Income received but not yet earned is deferred until such time it is earned. Deferred revenue is included in other liabilities on the Consolidated Balance Sheets.

Allowance for Credit Losses

The Company evaluates collectability of its notes receivable and records allowances as necessary. A note is impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan as scheduled, including both contractual interest and principal payments. This assessment also includes an evaluation of the loan collateral. If a mortgage loan becomes past due, the Company will review the specific circumstances and may discontinue the accrual of interest on the loan. The loan is not returned to accrual status until the debtor has demonstrated the ability to continue debt service in accordance with the contractual terms. Loans placed on non-accrual status will be accounted for on a cash basis, in which income is recognized only upon the receipt of cash, or on a cost-recovery basis, in which all cash receipts reduce the carrying value of the loan, based on the Company's expectation of future collectability. The Company had no notes on non-accrual status or available for sale at December 31, 2019, 2018 or 2017.

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

Intangible Assets

Intangible assets with indefinite lives are not amortized, but are tested at least annually for impairment. At December 31, 2019 and 2018, the Company had no indefinite lived intangibles.

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

Notes to Consolidated Financial Statements - Continued

Income Taxes

The Company has elected to be taxed as a real estate investment trust ("REIT"), as defined under the Internal Revenue Code of 1986, as amended (the "Code"). The Company and one subsidiary have also elected for that subsidiary to be treated as a taxable REIT subsidiary ("TRS"), which is subject to federal and state income taxes. No provision has been made for federal income taxes for the REIT; however, the Company has recorded income tax expense or benefit for the TRS to the extent applicable. The Company also evaluates the realizability of its deferred tax assets and will record valuation allowances if it is determined that more likely than not the asset will not be recovered. The Company intends at all times to qualify as a REIT under the Code. The Company must distribute at least 90% per annum of its REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles) and meet other requirements to continue to qualify as a REIT. See further discussion in Note 14.

Effective January 1, 2018, under legislation from the Tax Cuts and Jobs Act of 2017, the maximum U.S. federal corporate income tax rate was reduced from 35% to 21%. Accordingly, to the extent that the activities of our taxable REIT subsidiary generates taxable income in future periods, it may be subject to lower U.S. federal income tax rates.

The Company classifies interest and penalties related to uncertain tax positions, if any, in the Consolidated Statements of Income as a component of general and administrative expenses. No such amounts were recognized during 2019, 2018 or 2017.

The Company is subject to audit by the Internal Revenue Service and by state taxing authorities for the years ended December 31, 2018, 2017, and 2016.

Sales and Use Taxes

The Company must pay sales and use taxes to certain state tax authorities based on rental income collected from tenants in properties located in those states. The Company is generally reimbursed for those taxes by those tenants. The Company accounts for the payments to the taxing authority and subsequent reimbursement from the tenant on a net basis, included in rental income on the Company’s Consolidated Statements of Income.

Concentration of Credit Risks

Our credit risks primarily relate to cash and cash equivalents, mortgage notes, if any, other notes receivable and our interest rate swaps, which are discussed below. Cash and cash equivalents are primarily held in bank accounts and overnight investments. We maintain our bank deposit accounts with large financial institutions in amounts that often exceed federally-insured limits. We have not experienced any losses in such accounts.

Derivative Financial Instruments

In the normal course of business, we are subject to risk from adverse fluctuations in interest rates. We have chosen to manage this risk through the use of derivative financial instruments, or interest rate swaps. Counterparties to these contracts are major financial institutions. We are exposed to credit loss in the event of nonperformance by these counterparties. We do not use derivative instruments for trading or speculative purposes. Our objective in managing exposure to market risk is to limit the impact on cash flows. To qualify for hedge accounting, our interest rate swaps must effectively reduce the risk exposure that they are designed to hedge. In addition, at inception of a qualifying cash flow hedging relationship, the underlying transaction or transactions must be, and are expected to remain, probable of occurring in accordance with our related assertions. All of our hedges are cash flow hedges and are recognized at their fair value in the Consolidated Balance Sheets. Changes in the fair value of the derivatives are recognized in accumulated other comprehensive income.

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

New Accounting Pronouncements

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, companies will be required to use a new current expected credit loss ("CECL") model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, companies will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. Companies will have to disclose significantly more information, including information they use to track credit quality by year of origination for most financing receivables. Companies will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This standard is effective for the Company on January 1, 2020 with early adoption permitted. In November 2018, the FASB amended the ASU to clarify that receivables arising from leases would not be within the scope of the ASU but rather would be accounted for under the leasing standard. The Company does not expect a material impact to its Consolidated Financial Statements upon adoption of this standard on January 1, 2020. However, this standard could impact the Company's financial statements and results of operations in future periods.

Notes to Consolidated Financial Statements - Continued

Note 2—Real Estate Investments

As of December 31, 2019, the Company had investments of approximately $602.9 million in 118 real estate properties. The following table summarizes the Company's investments.

(Dollars in thousands)	Number of Facilities	Land and Land Improvements	Buildings, Improvements, and Lease Intangibles	Personal Property	Total	Accumulated Depreciation
Medical office buildings:
Florida	5	$4,665	$29,402	$—	$34,067	$5,736
Ohio	6	3,665	26,578	—	30,243	6,560
Texas	3	3,164	15,650	—	18,814	5,066
Illinois	3	1,918	15,019	—	16,937	3,484
Kansas	3	2,468	16,212	—	18,680	4,626
Iowa	1	2,241	9,062	—	11,303	3,026
Other states	20	8,118	50,907	—	59,025	6,590
	41	26,239	162,830	—	189,069	35,088
Physician clinics:
Kansas	2	610	6,920	—	7,530	1,793
Illinois	6	2,888	9,728	—	12,616	991
Florida	5	506	10,322	—	10,828	1,202
Other states	9	2,903	21,743	—	24,646	4,261
	22	6,907	48,713	—	55,620	8,247
Surgical centers and hospitals
Louisiana	1	1,683	21,353	—	23,036	1,644
Michigan	2	637	8,624	—	9,261	2,717
Illinois	2	2,389	8,222	—	10,611	1,990
Florida	1	271	7,069	—	7,340	1,159
Arizona	2	576	5,389	—	5,965	1,859
Other states	7	2,144	17,935	—	20,079	4,765
	15	7,700	68,592	—	76,292	14,134
Specialty centers
Illinois	3	3,489	24,733	—	28,222	3,315
Other states	24	5,911	41,803	—	47,714	8,928
	27	9,400	66,536	—	75,936	12,243
Behavioral facilities:
Massachusetts	1	3,835	23,303	—	27,138	349
West Virginia	1	2,138	22,897	—	25,035	1,317
Illinois	1	1,300	18,803	—	20,103	1,685
Washington	1	2,725	25,064	—	27,789	224
Other states	5	2,538	18,894	—	21,432	1,220
	9	12,536	108,961	—	121,497	4,795
Inpatient rehabilitation facilities:
Texas	3	4,824	61,751	—	66,575	886
	3	4,824	61,751	—	66,575	886
Long-term acute care hospitals:
Indiana	1	523	14,405	—	14,928	1,739
	1	523	14,405	—	14,928	1,739
Corporate property	—	—	2,715	220	2,935	391
Total real estate investments	118	$68,129	$534,503	$220	$602,852	$77,523

Notes to Consolidated Financial Statements - Continued

Depreciation expense was $13.4 million, $10.1 million and $7.6 million, respectively, for the years ended December 31, 2019, 2018 and 2017, which is included in depreciation and amortization expense on the Company's Consolidated Statements of Income. Depreciation and amortization of real estate assets and liabilities in place as of December 31, 2019, is recognized on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives at December 31, 2019 are as follows:

Land improvements	2 - 20 years
Buildings	20 - 50 years
Building improvements	3.0 - 39.8 years
Tenant improvements	2.1 - 14.4 years
Lease intangibles	1.2 - 13.7 years
Personal property	3 -10 years

Note 3—Real Estate Leases

The Company’s properties are generally leased pursuant to non-cancelable, fixed-term operating leases with expiration dates through 2034. The Company’s leases generally require the lessee to pay minimum rent, with fixed rent renewal terms or increases based on a Consumer Price Index and may also include additional rent, which may include taxes (including property taxes), insurance, maintenance and other operating costs associated with the leased property. The real estate properties were 89.8% leased at December 31, 2019 with a weighted average remaining lease term of approximately 7.7 years.

Future Minimum Lease Payments

Future minimum lease payments under the non-cancelable operating leases due the Company for the years ending December 31, as of December 31, 2019, are as follows (in thousands):

2020	$53,936
2021	50,917
2022	47,554
2023	42,642
2024	39,795
2025 and thereafter	239,900
$474,744

Revenue Concentrations

The Company's real estate portfolio is leased to a diverse tenant base. At December 31, 2019, 2018 and 2017, the Company had no customers that accounted for more than 10% of its consolidated revenues.

The Company's portfolio is currently located in 32 states with approximately 40.7% of its consolidated revenues for the year ended December 31, 2019 derived from properties located in Texas (16.6%), Illinois (14.0%), and Ohio (10.1%).

Purchase Option Provisions

Certain of the Company's leases, entered into prior to 2019, provide the lessee with a purchase option or a right of first refusal to purchase the leased property. The purchase option provisions generally allow the lessee to purchase the leased property at fair value or at an amount greater than the Company's gross investment in the leased property at the time of the purchase. Since the Company's initial public offering, only one of the Company's tenants has exercised a purchase option. The purchase option was exercised and the property was sold during the year ended

Notes to Consolidated Financial Statements - Continued

December 31, 2018. See Note 4 for details. At December 31, 2019, the Company had gross investments of approximately $13.9 million in seven real estate properties with purchase options exercisable at December 31, 2019.

Straight-line rental income

Rental income is recognized as earned over the life of the lease agreement on a straight-line basis when collection of rental payments over the term of the lease is probable. Straight-line rent included in rental income was approximately $2.1 million, $1.3 million, and $1.3 million, respectively, for the years ended December 31, 2019, 2018 and 2017.

Deferred revenue

Income received but not yet earned is deferred until such time it is earned. Deferred revenue, included in other liabilities on the Consolidated Balance Sheets, was approximately $2.0 million and $1.6 million, respectively, at December 31, 2019 and 2018.

Note 4—Real Estate Acquisitions and Dispositions

2019 Real Estate Acquisitions

During the year ended December 31, 2019, the Company acquired 15 real estate properties as detailed in the table below. Upon acquisition, the properties were 99.5% leased in the aggregate with lease expirations through 2034. Amounts reflected in revenues and net income for these properties were approximately $8.5 million and $6.1 million, respectively, and transaction costs totaling approximately $1.2 million were capitalized for the year ended December 31, 2019 relating to these property acquisitions.

Location	Property Type (1)	Date Acquired	Purchase Price	Cash Consideration	Real Estate	Other (2)	Square Footage
			(000's)	(000's)	(000's)	(000's)	(Unaudited)
Humble, TX	IRF	43518	$28,459	$28,462	$28,517	$(55)	55,646
York, PA	PC	43521	4,265	4,280	4,349	(69)	27,100
Gurnee, IL	MOB	43615	3,819	3,755	3,857	(102)	22,943
Kissimmee, FL	MOB	43636	1,059	1,089	1,092	(3)	4,902
Worcester, MA	BF	43585	27,000	25,863	27,138	(1,275)	81,972
Warwick, RI	MOB	43668	6,059	6,094	6,115	(21)	21,252
Longview, TX	IRF	43671	19,000	18,473	19,035	(562)	38,817
Marysville, WA	BF	43683	27,500	27,607	27,789	(182)	70,100
Butler, PA	MOB	43747	2,777	2,835	2,869	(34)	10,116
Bay City, MI	MOB	43748	4,300	4,282	4,281	1	25,500
Lancaster, PA	MOB	43759	2,326	2,398	2,406	(8)	10,753
Camp Hill, PA	SC	43766	1,661	1,718	1,720	(2)	8,400
Harrisburg, PA	SC	43766	1,977	2,040	2,042	(2)	9,040
Manteca, CA	MOB	43769	2,772	2,789	2,811	(22)	10,832
Temple, TX	IRF	43770	19,000	18,316	19,023	(707)	38,817
			$151,974	$150,001	$153,044	$(3,043)	436,190

(1) IRF - Inpatient Rehabilitation Facility; PC - Physician Clinic; MOB - Medical Office Building; BF - Behavioral Facility; SC - Specialty Center
(2) Includes items including, but not limited to, other assets, liabilities assumed, and security deposits.

Notes to Consolidated Financial Statements - Continued

The following table summarizes the estimated relative fair values of the assets acquired and liabilities assumed in the property acquisitions for the year ended December 31, 2019.

	Estimated Fair Value	Weighted Average Useful Life
	(In thousands)	(In years)
Land and land improvements	$17,526	11.2
Building and building improvements	$131,519	41.5
Intangibles:
At-market lease intangibles	$4,120	5.8
Below-market lease intangibles	(121)	6.7
Total intangibles	3,999
Accounts receivable and other assets assumed	52
Accounts payable, accrued liabilities and other liabilities assumed (1)	(2,975)
Prorated rent, interest and operating expense reimbursement amounts collected	(120)
Total cash consideration	$150,001
____________
(1) Includes security deposits received.

2018 Real Estate Acquisitions

The Company's acquisitions for 2018 included the following, all of which we accounted for as asset acquisitions:

During the fourth quarter of 2018, the Company acquired 11 real estate properties totaling approximately 143,000 square feet for an aggregate purchase price of approximately $24.1 million, including cash consideration of approximately $18.5 million and the assumption of mortgage debt on one of the properties of $5.4 million. See Note 5 for more details on mortgage debt. Upon acquisition, the properties were 96.6% leased in the aggregate with lease expirations ranging from 2019 through 2028. Amounts reflected in revenues and net income for the year ended December 31, 2018 for these properties were approximately $389,397 and $70,390, respectively. Transaction costs totaling approximately $0.5 million related to these acquisitions were capitalized in the period and included in real estate assets.

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

Notes to Consolidated Financial Statements - Continued

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
__________
(1) Includes security deposits received.

2018 Real Estate Disposition

During the fourth quarter of 2018, the Company disposed of a 61,000 square foot physician clinic in Alabama, received net proceeds of approximately $3.2 million, and recognized a gain of approximately $0.3 million. The Company disposed of the property pursuant to the tenant's exercise of its purchase option on the property.

Note 5—Debt, net

The table below details the Company's debt as of December 31, 2019 and December 31, 2018.

	Balance as of
(Dollars in thousands)	12/31/2019	12/31/2018	Maturity Dates

Revolving Credit Facility	$15,000	$43,000	3/23
A-1 Term Loan, net	49,833	49,759	3/22
A-2 Term Loan, net	49,775	49,722	3/24
A-3 Term Loan, net	74,433	—	3/26
Mortgage Note Payable	5,202	5,285	5/24
	$194,243	$147,766

The Company's second amended and restated credit facility (the "Credit Facility") is by and among Community Healthcare OP, LP, the Company, the lenders from time to time party thereto, and SunTrust Bank, as Administrative Agent. The Company’s material subsidiaries are guarantors of the obligations under the Credit Facility. The Company entered into a third amendment to its Credit Facility (the "Third Amendment") on March 29, 2019, which

Notes to Consolidated Financial Statements - Continued

added a $75.0 million term loan (the "A-3 Term Loan"), which matures on March 29, 2026, extended the maturity of the revolving credit facility (the "Revolving Credit Facility") to March 29, 2023, improved pricing on the Credit Facility, and adjusted certain financial covenants. The Company paid approximately $1.3 million in fees and expenses related to the Third Amendment, of which $0.7 million was related to the Revolving Credit Facility and was recorded as deferred financing costs, included in Other Assets, and $0.6 million was related to the A-3 Term Loan and was recorded as deferred financing costs, included in Debt, net, on the Company's Consolidated Balance Sheets.

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

Amounts outstanding under the Revolving Credit Facility, as amended, bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 1.25% to 1.90% or (ii) a base rate plus 0.25% to 0.90% in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.25% of the amount of the unused portion of the Revolving Credit Facility if amounts borrowed are greater than 33.3% of the borrowing capacity under the Revolving Credit Facility and 0.35% of the unused portion of the Revolving Credit Facility if amounts borrowed are less than or equal to 33.3% of the borrowing capacity under the Revolving Credit Facility. The Company had $15.0 million outstanding under the Revolving Credit Facility with a borrowing capacity remaining of approximately $135.0 million at December 31, 2019.

Amounts outstanding under the Term Loans, as amended, bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 1.25% to 2.30% or (ii) a base rate plus 0.25% to 1.30%, in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.35% of the amount of the unused portion of the Term Loans. The Company has entered into interest rate swaps to fix the interest rates on the Term Loans. See Note 6 for more details on the interest rate swaps. At December 31, 2019, the Company had drawn the full $175.0 million under the Term Loans which had a fixed weighted average interest rate under the swaps of approximately 4.569%.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. The Company was in compliance with its financial covenants under its Credit Facility as of December 31, 2019.

In 2018, we acquired a building and assumed a $5.4 million mortgage note payable, secured by the building. The mortgage note amortizes monthly at a fixed interest rate of 4.98% and matures May 1, 2024. The Company's unamortized loan costs related to the mortgage note was approximately $0.1 million at December 31, 2019.

Note 6—Derivative Financial Instruments

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

Notes to Consolidated Financial Statements - Continued

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

As of December 31, 2019, the Company had seven outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk for notional amounts totaling $175.0 million. The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2019 and 2018.

	Asset Derivatives Fair Value at December 31,			Liability Derivatives Fair Value at December 31,
(in thousands)	2019	2018	Balance Sheet Classification	2019	2018	Balance Sheet Classification
Interest rate swaps	$—	$902	Other assets	$4,808	$269	Other Liabilities

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive (loss) income ("AOCI") and are subsequently reclassified to interest expense in the period that the hedged forecasted transaction affects earnings.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s Term Loans. During the next twelve months, the Company estimates that an additional $1.1 million will be reclassified from other comprehensive income ("OCI") as an increase to interest expense.

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the for the year ended December 31, 2019 and 2018.

	For the Year Ended December 31,
(Dollars in thousands)	2019	2018
Amount of unrealized (loss) gain recognized in OCI on derivative	$(5,472)	$182
Amount of loss reclassified from accumulated OCI into interest expense	$31	$193
Total Interest Expense presented in the Consolidated Statements of Income in which the effects of the cash flow hedges are recorded	$9,301	$6,299

Credit-risk-related Contingent Features

As of December 31, 2019, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $5.0 million. As of December 31, 2019, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company terminated these interest rate swaps, it would pay or receive the approximate aggregate termination value of the swaps at the time of the termination, which was approximately $5.0 million at December 31, 2019.

Notes to Consolidated Financial Statements - Continued

Note 7—Stockholders’ Equity

Common Stock

The following table provides a reconciliation of the beginning and ending common stock balances for the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended December 31,
	2019	2018	2017
Balance, beginning of period	18,634,502	18,085,798	12,988,482
Issuance of common stock	2,554,247	334,700	4,887,500
Restricted stock issued	221,829	214,004	209,816
Balance, end of period	21,410,578	18,634,502	18,085,798

ATM Program

On November 5, 2019, the Company entered into an Amended and Restated Sales Agency Agreement ("2019 Amended and Restated Sales Agreement") for its at-the-market offering program ("ATM Program") with Sandler O’Neill & Partners, L.P., Evercore Group L.L.C., SunTrust Robinson Humphrey, Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, Fifth Third Securities, Inc. and Janney Montgomery Scott LLC, as sales agents (collectively, the “Agents”), under which the Company may issue and sell shares of its common stock, having an aggregate gross sales price of up to $360.0 million. The shares of common stock may be sold from time to time through or to one or more of the Agents, as may be determined by the Company in its sole discretion, subject to the terms and conditions of the agreement and applicable law. This 2019 Amended and Restated Sales Agreement amended and replaced the Company's agreement dated August 7, 2018 (the "2018 Sales Agreement") with the Agents, under which the Company could sell shares of its common stock, having an aggregate gross sales price of up to $100.0 million.

During 2019, the Company sold, through its ATM Program, 2,674,347 shares of common stock in the aggregate (1,321,362 shares of common stock were sold under the 2018 Agreement and 1,352,985 shares of common stock were sold under the 2019 Amended and Restated Sales Agreement) at an average sales price of $42.84 per share and received net proceeds of approximately $106.8 million after deducting commissions and offering expenses paid by the Company. Of the shares sold during 2019, 120,100 shares of common stock settled in January 2020 for net proceeds of approximately $5.0 million. As of December 31, 2019, the Company had approximately $298.1 million remaining that may be issued under the ATM Program.

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

Automatic Shelf Registration Statement

On November 5, 2019, the Company filed an automatic shelf registration statement on Form S-3 with the SEC. The registration statement is for an indeterminate number of securities and is effective for three years. Under this registration statement, the Company has the capacity to offer and sell from time to time various types of securities, including common stock, preferred stock, depository shares, rights, debt securities, warrants and units.

Notes to Consolidated Financial Statements - Continued

Dividends Declared

During 2019, the Company declared and paid dividends totaling $1.645 per common share as shown in the table below.

Declaration Date	Record Date	Date Paid	Amount Per Share
February 7, 2019	February 22, 2019	March 1, 2019	$0.4075
May 1, 2019	May 17, 2019	May 31, 2019	$0.4100
August 1, 2019	August 16, 2019	August 30, 2019	$0.4125
October 31, 2019	November 15, 2019	November 29, 2019	$0.4150

During 2018, the Company declared and paid dividends totaling $1.605 per common share.

Note 8—Income Per Common Share

The following table sets forth the computation of basic and diluted income per common share.

	Year Ended December 31,
	2019	2018	2017
(Dollars in thousands, except per share data)
Net income	$8,376	$4,403	$3,510
Participating securities' share in earnings	(1,411)	$(1,061)	$(731)
Net income, less participating securities' share in earnings	$6,965	$3,342	$2,779

Weighted Average Common Shares Outstanding
Weighted average common shares outstanding	19,526,517	18,311,177	15,268,612
Unvested restricted shares	(841,670)	(642,481)	(453,354)
Weighted average common shares outstanding–Basic	18,684,847	17,668,696	14,815,258
Weighted average common shares–Basic	18,684,847	17,668,696	14,815,258
Dilutive potential common shares	—	—	—
Weighted average common shares outstanding –Diluted	18,684,847	17,668,696	14,815,258

Basic Income per Common Share	$0.37	$0.19	$0.19

Diluted Income per Common Share	$0.37	$0.19	$0.19

Note 9—Incentive Plan

2014 Incentive Plan

The 2014 Incentive Plan authorizes the Company to award shares equal to 7% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year, or 1,304,415 shares of common stock (the "Plan Pool"), for 2019, to its employees and directors. The 2014 Incentive Plan will continue until terminated by the Company's Board of Directors or March 31, 2024. As of December 31, 2019, the Company had issued a total of 725,210 restricted shares under the Incentive Pool for compensation-related awards to its employees and directors, with 579,205 authorized shares remaining which had not been issued. Shares issued under the 2014 Incentive Plan are generally subject to long-term, fixed vesting periods of 3 to 8 years. If an employee or director voluntarily terminates his or her relationship with the Company or is terminated for cause before the end of the vesting period, the shares are forfeited, at no cost to the Company. Once the shares have been granted, the recipient of the shares has the right to receive dividends and the right to vote the shares.

Notes to Consolidated Financial Statements - Continued

Alignment of Interest Program

The Amended and Restated Alignment of Interest Program (the “Alignment of Interest Program”), amended in late 2016 by the Company's Board of Directors, authorizes the Company to issue 500,000 shares of the Company’s common stock to its employees and directors in lieu of the employee's or director's cash compensation (the "Program Pool"), at their election. As of December 31, 2019, the Company had issued a total of 222,738 restricted shares under the Program Pool in lieu of cash compensation to its employees and directors, with 277,262 authorized shares remaining which had not been issued.

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

Summary

A summary of the activity under the Incentive Plan and related information for the years ended December 31, 2019, 2018, and 2017 is included in the table below.

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2019	2018	2017
Stock-based awards, beginning of year	709,487	512,115	302,299
Stock in lieu of compensation	72,391	69,767	80,580
Stock awards	149,438	144,237	129,236
Total Granted	221,829	214,004	209,816
Vested	(21,424)	(16,632)	—
Stock-based awards, end of year	909,892	709,487	512,115
Weighted average grant date fair value, per share, of:
Stock-based awards, beginning of year	$23.50	$21.20	$19.36
Stock-based awards granted during the year	$37.14	$28.70	$23.84
Stock-based awards vested during the year	$19.00	$19.65	$—
Stock-based awards, end of year	$26.75	$23.50	$21.20
Grant date fair value of shares granted during the year	$8,240	$6,142	$5,002

Notes to Consolidated Financial Statements - Continued

The Company had nonvested stock-based compensation that had not yet been recognized of approximately $16.6 million and $12.2 million, respectively, at December 31, 2019 and 2018. The vesting periods for the non-vested shares granted during 2019 ranged from 3 to 8 years with a weighted-average amortization period remaining as of December 31, 2019 of approximately 6.5 years. Compensation expense recognized during the years ended December 31, 2019, 2018, and 2017 from the amortization of the value of shares over the vesting period was approximately $3.8 million, $2.9 million and $1.5 million, respectively.

Note 10—Other Assets

Other assets on the Company's Consolidated Balance Sheets as of December 31, 2019 and 2018 are detailed in the table below.

	December 31,
(Dollars in thousands)	2019	2018
Notes receivable	$23,500	$24,110
Accounts and interest receivable	3,021	2,158
Straight-line rent receivables	5,267	3,254
Prepaid assets	488	487
Deferred financing costs, net	693	318
Leasing commissions, net	875	790
Deferred tax assets, net	595	2,024
Fair value of interest rate swaps	—	902
Above-market lease intangible assets, net	144	168
Right-of-use asset	139	—
Other	457	335
	$35,179	$34,546

The Company's notes receivable include the following notes receivable. Interest on these notes is included in Other operating interest on the Company's Consolidated Statements of Income.

•At December 31, 2019, the Company held a $20.0 million term loan and a $3.5 million revolver note each of which is secured by all assets and ownership interests in seven long-term acute care hospitals and one inpatient rehabilitation hospital owned by the borrower. The notes mature on December 31, 2025 and bear interest at 9% per annum.

•	At December 31, 2018, the Company held a $23.0 million loan secured by all assets and ownership interests in seven long-term acute care hospitals and one inpatient rehabilitation hospital that, along with a series of other investments by the management of the company, provided funding to acquire certain assets. This loan bore interest at 9%, was interest only until May 2021, and matured on May 1, 2031. The Company refinanced this loan, and interest that had accrued to the loan per the loan agreement, with a newly formed company owned by the borrower's management team and entered into a term loan and revolver loan discussed in the paragraph above.

•At December 31, 2018, the Company also held notes with a tenant totaling $0.9 million. These notes bore interest at 9% per annum and matured on December 31, 2019.

At December 31, 2019, the Company identified the borrower and guarantor of its notes totaling $23.5 million as VIEs, but management determined that the Company was not the primary beneficiary of the VIEs because we lack the ability, either directly or through related parties, to have any material impact in the activities that impact the borrower's or guarantor's economic performance. We are not obligated to provide support beyond our stated

Notes to Consolidated Financial Statements - Continued

commitment to the borrower, and accordingly our maximum exposure to loss as a result of this relationship is limited to the amount of our outstanding notes receivable as noted above.

Note 11—Intangible Assets and Liabilities

The Company has deferred financing costs and various real estate acquisition lease intangibles included in its Consolidated Balance Sheets as of December 31, 2019 and 2018 as detailed in the table below. The Company did not have any indefinite lived intangible assets or liabilities as of December 31, 2019 and 2018.

	Gross Balance at December 31,		Accumulated Amortization at December 31,		Weighted Average
(Dollars in thousands)	2019	2018	2019	2018	Remaining Life (Years)	Balance Sheet Classification
Deferred financing costs-Revolving Credit Facility	$2,395	$1,726	$1,703	$1,408	3.3	Other assets
Deferred financing costs-Term Loans	1,378	743	419	224	5.1	Debt, net
Deferred financing costs-Mortgage Note Payable	108	108	22	2	4.3	Debt, net
Above-market lease intangibles	262	262	118	94	6.0	Other assets
Below-market lease intangibles	(1,453)	(1,331)	(682)	(493)	4.8	Other liabilities
At-market lease intangibles	64,859	60,740	40,779	31,937	4.0	Real estate properties
	$67,549	$62,248	$42,359	$33,172	4.0

For the years ended December 31, 2019, 2018 and 2017, the Company recognized approximately $9.2 million, $9.9 million, and $10.5 million, respectively, of intangible amortization expense.

Expected future amortization, net, for the next five years of the Company's intangible assets and liabilities, in place as of December 31, 2019 are included in the table below.

(in thousands)	Amortization, net
2020	$7,607
2021	6,050
2022	4,491
2023	2,793
2024	2,174

Note 12—Commitments and Contingencies

Tenant Improvements

The Company may provide tenant improvement allowances in new or renewal leases for the purpose of refurbishing or renovating tenant space. The Company may also assume tenant improvement obligations included in leases acquired in its real estate acquisitions. As of December 31, 2019 and 2018, the Company had $3.6 million and $2.8 million, respectively, in commitments for tenant improvements.

Capital Improvements

The Company has entered into contracts with various vendors for various capital improvement projects related to its portfolio. As of December 31, 2019 and 2018, the Company had commitments of approximately $1.7 million and $0.4 million, respectively, in commitments for capital improvement projects.

Notes to Consolidated Financial Statements - Continued

Legal Proceedings

The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company's Consolidated Financial Statements.

Note 13—Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate the fair value.

Cash and cash equivalents and restricted cash - The carrying amount approximates the fair value.

Notes receivable - The fair value is estimated using cash flow analyses which are based on an assumed market rate of interest and are classified as Level 2 in the hierarchy.

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

The table below details the fair values and carrying values for our mortgage note and notes receivable and interest rate swaps at December 31, 2019 and 2018 using Level 2 inputs.

	December 31, 2019		December 31, 2018
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable	$23,500	$23,399	$24,110	$23,936
Interest rate swap asset	$—	$—	$902	$902
Interest rate swap liability	$4,808	$4,808	$269	$269
Mortgage note payable	$5,288	$5,351	$5,391	$5,307

Note 14—Other Data

Taxable Income

The Company has elected to be taxed as a REIT, as defined under the Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its taxable income to its stockholders. The Company and one subsidiary have also elected for that subsidiary to be treated as a TRS, which is subject to federal and state income taxes. All entities other than the TRS are collectively referred to as "the REIT" within this Note 14.

The Tax Cuts and Jobs Act ("TCJA") was enacted on December 22, 2017. The TCJA reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. The REIT generally will not be subject to federal

Notes to Consolidated Financial Statements - Continued

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

Income tax expense (benefit) and state income tax payments, net of refunds, are as follows for the years ended December 31, 2019, 2018, and 2017.

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Current	$62	$64	$171
Deferred	1,430	(1,547)	(478)
Total	$1,492	$(1,483)	$(307)
Income tax payments, net of refunds	$77	$166	$37

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

The tax effect of temporary differences included in the net deferred tax assets at December 31, 2019 and 2018 are as follows:

	December 31,
(Dollars in thousands)	2019	2018
Deferred tax assets (liabilities):
Net operating losses	$108	$201
Impairment of note receivable	1,321	1,321
Deferred compensation	1,774	1,060
Valuation allowance	(1,322)	—
Other, net	(1,286)	(557)
Total net deferred tax assets	$595	$2,025

We believe that it is more likely than not that the benefit from the impairment of note receivable and certain other deductible temporary differences will not be realized. In recognition of this assessment, we have provided a valuation allowance of $1.3 million on the deferred tax assets related to these deductions. If our assumptions change and we determine that it is more likely than not that we will be able to realize these deductions, the tax benefits related to any reversal of the valuation allowance on deferred tax assets as of December 31, 2019, will be accounted for as a reduction of income tax expense.

On a tax-basis, the Company’s gross real estate assets totaled approximately $599.9 million and $442.1 million, respectively, as of December 31, 2019 and 2018 (unaudited).

Notes to Consolidated Financial Statements - Continued

The following table reconciles the Company’s net income to taxable income for the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Net income	$8,376	$4,403	$3,510
Reconciling items to taxable income:
Depreciation and amortization	9,598	9,888	10,722
Gain on sale of real estate	—	(183)	—
Impairment of note receivable	—	5,000	—
Straight-line rent	(2,052)	(1,212)	(1,303)
Receivable allowance	87	(23)	138
Stock-based compensation	1,623	1,331	749
Deferred rent	437	484	332
Contingent liability fair value adjustments	—	—	(5)
Deferred income taxes	1,430	(1,547)	(478)
Other	116	(426)	(176)
	11,239	13,312	9,979
Taxable income (1)	$19,615	$17,715	$13,489
Dividends paid (2)	$30,537	$28,314	$23,703
__________
(1) Before REIT dividends paid deduction.
(2) Net of dividends paid on restricted stock included as a reconciling item.

Characterization of Distributions (unaudited)

Earnings and profits (as defined under the Code), the current and accumulated amounts of which determine the taxability of distributions to stockholders, vary from net income attributable to common stockholders and taxable income because of different depreciation recovery periods, depreciation methods, and other items. Distributions in excess of earnings and profits generally constitute a return of capital. The following table shows the characterization of the distributions on the Company's common stock for the years ended December 31, 2019, 2018 and 2017. No preferred shares have been issued by the Company and no dividends have been paid to date relating to preferred shares.

	2019		2018		2017
	Per Share	%	Per Share	%	Per Share	%
Common stock:
Ordinary income	$1.030	62.6%	$0.989	61.6%	$0.914	58.4%
Return of capital	0.615	37.4%	0.605	37.7%	0.651	41.6%
Capital gain	—	—%	0.011	0.7%	—	—%
Common stock distributions	$1.645	100.0%	$1.605	100.0%	$1.565	100.0%

Note 15—Subsequent Events

2020 Real estate acquisitions
Subsequent to December 31, 2019, the Company acquired three real estate properties totaling approximately 56,000 square feet for an aggregate purchase price of approximately $11.7 million and cash consideration of approximately

Notes to Consolidated Financial Statements - Continued

$11.8 million. Upon acquisition, the properties were 96.1% leased in the aggregate with lease expirations through 2026.
Dividend Declared
On February 6, 2020, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.4175 per share. The dividend is payable on February 28, 2020 to stockholders of record on February 18, 2020.
Restricted Stock Issuances
On January 15, 2020, pursuant to the 2014 Incentive Plan and the Alignment of Interest Program, the Company granted 100,188 shares of restricted common stock to its employees, in lieu of salary, that will cliff vest in three to eight years. Of the shares granted, 50,245 shares of restricted stock were granted in lieu of compensation from the Program Pool and 49,943 shares of restricted stock were awards granted from the Plan Pool. Also, on January 15, 2020, pursuant to the 2014 Incentive Plan and the Non-Executive Officer Incentive Program, the Company granted 3,717 shares of restricted stock to certain employees that will cliff vest in five years.
Note 16—Selected Quarterly Financial Data (unaudited)

Quarterly financial information for the years ended December 31, 2019 and 2018 is summarized below.

	Quarter Ended
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
2019
Revenues	$13,441	$14,316	$16,259	$16,833
Expenses (1)	(10,089)	(10,058)	(11,160)	(10,872)
Other non-operating(1) (2)	(1,902)	(2,192)	(2,452)	(3,748)
Net income	$1,450	$2,066	$2,647	$2,213
Net income per basic common share	$0.06	$0.09	$0.12	$0.09
Net income per diluted common share	$0.06	$0.09	$0.12	$0.09

	Quarter Ended
(Dollars in thousands, except per share data)	March 31	June 30	September 30	December 31
2018
Revenues	$11,429	$12,402	$12,605	$12,194
Expenses	(8,473)	(8,640)	(9,015)	(9,062)
Other non-operating(3)	(1,084)	(1,345)	(1,591)	(5,017)
Net income (loss)	$1,872	$2,417	$1,999	$(1,885)
Net income (loss) per basic common share	$0.09	$0.12	$0.10	$(0.12)
Net income (loss) per diluted common share	$0.09	$0.12	$0.10	$(0.12)
__________
(1) The reclassification of income tax (expense) benefit from expenses to other non-operating are reflected in the quarters ended March 31, 2019, June 30, 2019 and September 30, 2019 of ($17), ($10) and $18, respectively.

(2) Other non-operating for the quarter ended December 31, 2019 includes the $1.3 million impairment of the deferred tax asset related to the impaired note receivable (see Note 3 below).
(3) Other non-operating for the quarter ended December 31, 2018 includes an impairment charge on a note receivable for $5.0 million and a related income tax benefit of $1.3 million.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 using the principles and other criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019. The Company’s independent registered public accounting firm, BDO USA, LLP, has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

Report of
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Community Healthcare Trust Incorporated
Franklin, Tennessee
Opinion on Internal Control over Financial Reporting
We have audited Community Healthcare Trust Incorporated’s (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”) In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the accompanying index and our report dated February 25, 2020 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/     BDO USA, LLP
Nashville, Tennessee
February 25, 2020

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in the Company's Definitive Proxy Statement for its 2020 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company's Definitive Proxy Statement for its 2020 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Company's Definitive Proxy Statement for its 2020 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this items will be contained in the Company's Definitive Proxy Statement for its 2020 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this items will be contained in the Company's Definitive Proxy Statement for its 2020 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

PART IV.
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents of Community Healthcare Trust Incorporated are included in this Annual Report on Form 10-K.

(a) Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2019 and 2018
Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
Notes to the Consolidated Financial Statements

(b) Financial Statement Schedules:
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2019, 2018 and 2017	99
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2019	100
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2019	101
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

3.1	Corporate Charter of Community Healthcare Trust Incorporated, as amended (2)
3.2	Bylaws of Community Healthcare Trust Incorporated, as amended (3)
4.1	Description of Common Stock of Community Healthcare Trust Incorporated (4)
4.2	Form of Certificate of Common Stock of Community Healthcare Trust Incorporated (5)
10.1	Agreement of Limited Partnership of Community Healthcare OP, LP(6)
10.2	Form of Indemnification Agreement (7)
10.3 †	Community Healthcare Trust Incorporated 2014 Incentive Plan, as amended (8)
10.4 †	Amended and Restated Community Healthcare Trust Incorporated Alignment of Interest Program (9)
10.5 †	Amended and Restated Community Healthcare Trust Incorporated Executive Officer Incentive Program (10)
10.6 *	Community Healthcare Trust Incorporated Amended and Restated Non-Executive Officer Incentive Program
10.7 †	Employment Agreement between Community Healthcare Trust Incorporated and Timothy G. Wallace (11)
10.8 †	First Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Timothy G. Wallace (12)
10.9 †	Second Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Timothy G. Wallace (13)
10.10 †	Third Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Timothy G. Wallace (14)
10.11 †	Fourth Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Timothy G. Wallace (15)

Exhibit Number	Description
10.12 †	Employment Agreement between Community Healthcare Trust Incorporated and W. Page Barnes (16)
10.13 †	First Amendment to Employment Agreement between Community Healthcare Trust Incorporated and W. Page Barnes (17)
10.14 †	Second Amendment to Employment Agreement between Community Healthcare Trust Incorporated and W. Page Barnes (18)
10.15 †	Third Amendment to Employment Agreement between Community Healthcare Trust Incorporated and W. Page Barnes (19)
10.16 †	Amended and Restated Employment Agreement, dated March 11, 2019, between Community Healthcare Trust Incorporated and W. Page Barnes (20)
10.17 †	First Amendment to Amended and Restated Employment Agreement between Community Healthcare Trust Incorporated and W. Page Barnes (21)
10.18 †	Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach (22)
10.19 †	First Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach (23)
10.20 †	Second Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach (24)
10.21 †	Third Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach (25)
10.22 †	Amended and Restated Employment Agreement, dated May 1, 2019, between Community Healthcare Trust Incorporated and Leigh Ann Stach (26)
10.23 †	First Amendment to Amended and Restated Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach (27)
10.24 †	Employment Agreement, dated March 11, 2019, between Community Healthcare Trust Incorporated and David H. Dupuy (28)
10.25 †	First Amendment to Employment Agreement between Community Healthcare Trust Incorporated and David H. Dupuy (29)
10.26	Form of Restricted Stock Agreement (30)
10.27	Form of Officer Compensation Reduction Election Form (31)
10.28	Form of Director Compensation Reduction Election Form (32)
10.29
Second Amended and Restated Credit Agreement dated as of March 29, 2017, by and among Community Healthcare OP, LP, the Lenders from time to time party hereto, and SunTrust Bank, as Administrative Agent (33)

10.30
Sales Agency Agreement, dated August 7, 2018, by and among Community Healthcare Trust Incorporated and Sandler O'Neil & Partners, L.P., Evercore Group L.L.C., SunTrust Robinson Humphrey, Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, Fifth Third Securities, Inc. and Janney Montgomery Scott LLC, as sales agents (34)

10.31
Amended and Restated Sales Agency Agreement, dated November 5, 2019, by and among Community Healthcare Trust Incorporated and Sandler O'Neil & Partners, L.P., Evercore Group L.L.C., SunTrust Robinson Humphrey, Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, Fifth Third Securities, Inc. and Janney Montgomery Scott LLC, as sales agents (35)

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

32.1 **	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Description
101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 1.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 26, 2017 (File No. 001-37401) and incorporated herein by reference.

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

(4)
Included under the heading "Description of Capital Stock" in the prospectus forming part of the Company's Registration Statement on Form S-11 of the Company, initially filed with the Securities and Exchange Commission on April 2, 2015 (Registration No. 333-203210) and incorporated herein by reference.

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

(8)
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

(9)
Filed as Exhibit 4.5 to the Registration Statement on Form S-8 of the Company filed with the Securities and Exchange Commission on December 7, 2016 (Registration Statement No. 333-214951) and incorporated herein by reference.

(10)	Filed as Exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on November 4, 2016 (File No. 001-37401) and incorporated herein by reference.

(11)
Filed as Exhibit 10.6 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 2, 2015 (Registration No. 333-203210) and incorporated herein by reference.

(12)	Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 18, 2017 (File No. 001-37401) and incorporated herein by reference.

(13)	Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 2, 2018 (File No. 001-37401) and incorporated herein by reference.

(14)	Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 3, 2019 (File No. 001-37401) and incorporated herein by reference.

(15)	Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 3, 2020 (File No. 001-37401) and incorporated herein by reference.

(16)
Filed as Exhibit 10.7 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 2, 2015 (Registration No. 333-203210) and incorporated herein by reference.

(17)	Filed as Exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 18, 2017 (File No. 001-37401) and incorporated herein by reference.

(18)	Filed as Exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 2, 2018 (File No. 001-37401) and incorporated herein by reference.

(19)	Filed as Exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 3, 2019 (File No. 001-37401) and incorporated herein by reference.

(20)	Filed as Exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on March 11, 2019 (File No. 001-37401) and incorporated herein by reference.

(21)	Filed as Exhibit 10.3 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 3, 2020 (File No. 001-37401) and incorporated herein by reference.

(22)
Filed as Exhibit 10.8 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 2, 2015 (Registration No. 333-203210) and incorporated herein by reference.

(23)	Filed as Exhibit 10.3 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 18, 2017 (File No. 001-37401) and incorporated herein by reference.

(24)	Filed as Exhibit 10.3 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 2, 2018 (File No. 001-37401) and incorporated herein by reference.

(25)	Filed as Exhibit 10.3 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 3, 2019 (File No. 001-37401) and incorporated herein by reference.

(26)	Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on May 3, 2019 (File No. 001-37401) and incorporated herein by reference.

(27)	Filed as Exhibit 10.4 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 3, 2020 (File No. 001-37401) and incorporated herein by reference.

(28)	Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on March 11, 2019 (File No. 001-37401) and incorporated herein by reference.

(29)	Filed as Exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 3, 2020 (File No. 001-37401) and incorporated herein by reference.

(30)
Filed as Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 28, 2015 (Registration No. 333-203210) and incorporated herein by reference.

(31)
Filed as Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 28, 2015 (Registration No. 333-203210) and incorporated herein by reference.

(32)
Filed as Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 28, 2015 (Registration No. 333-203210) and incorporated herein by reference.

(33)
Filed as Exhibit 10.1 to the Form 10-Q of the Company filed with the Securities and Exchange Commission on May 9, 2017 (File No. 001-37401) and incorporated herein by reference, and, as to the First Amendment to the Second Amended and Restated Credit Agreement dated February 15, 2018, filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2018 (File No. 001-37401), and, as to the Second Amendment to the Second Amended and Restated Credit Agreement dated March 27, 2018, filed as Exhibit 99.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2018 (File No. 001-37401), and, as to the Third Amendment to the Second Amended and Restated Credit Agreement dated March 29, 2019, filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2019 (File No. 001-37401), each of which is incorporated herein by reference.

(34)	Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on August 7, 2018 (File No. 001-37401) and incorporated herein by reference.

(35)	Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on November 5, 2019 (File No. 001-37401) and incorporated herein by reference.
_________

*	Filed herewith.

**	Furnished herewith.

†	Denotes executive compensation plan or arrangement.
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Franklin, State of Tennessee, on February 25, 2020.
Date: February 25, 2020

COMMUNITY HEALTHCARE TRUST INCORPORATED

By:	/s/ Timothy G. Wallace
Timothy G. Wallace
Chairman of the Board and Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Timothy G. Wallace	Chairman of the Board and Chief Executive	February 25, 2020
Timothy G. Wallace	Officer and President (Principal Executive Officer)

/s/ David H. Dupuy	Executive Vice President and Chief Financial	February 25, 2020
David H. Dupuy	Officer (Principal Financial Officer)

/s/ W. Page Barnes	Executive Vice President and Chief Operating	February 25, 2020
W. Page Barnes	Officer (Principal Operating Officer)

/s/ Leigh Ann Stach	Executive Vice President and Chief Accounting	February 25, 2020
Leigh Ann Stach	Officer (Principal Accounting Officer)

/s/ Alan Gardner	Director	February 25, 2020
Alan Gardner

/s/ Claire Gulmi	Director	February 25, 2020
Claire Gulmi

/s/ Robert Hensley	Director	February 25, 2020
Robert Hensley

/s/ R. Lawrence Van Horn	Director	February 25, 2020
R. Lawrence Van Horn

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2019, 2018 and 2017
(Dollars in thousands)

			Additions
Description		Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Uncollectible Accounts Written-off	Balance at End of Period
2019	Accounts receivable allowance	$270	$216	$(129)	$—	$357
2018	Accounts receivable allowance	$293	$73	$—	$(96)	$270
2017	Accounts receivable allowance	$154	$67	$151	$(79)	$293

Schedule III - Real Estate and Accumulated Depreciation at December 31, 2019
(Dollars in thousands)

			Land and Land Improvements			Buildings, Improvements, and Lease Intangibles
Property Type	Number of Properties	State	Initial Investment	Costs Capitalized Subsequent to Acquisition	Total	Initial Investment	Costs Capitalized Subsequent to Acquisition	Total	Personal Property	Total Property (1)	Accumulated Depreciation (2)	Encumbrances (Principal balance)	Date Acquired	Original Date Constructed
Medical office buildings	41	AL, CA, CT, FL, GA, IA, IL, KS, KY, MI, MS, NJ, NY, OH, PA, RI, TN, TX, VA	$25,661	$578	$26,239	$154,388	$8,442	$162,830	$—	$189,069	$35,088	$5,288	2015 - 2019	1950 - 2009
Physician clinics	22	AZ, CT, FL, IL, KS, OH, PA, TN, TX, VA, WI	6,849	58	6,907	47,796	917	48,713	—	55,620	8,247	—	2015 - 2019	1912 - 2013
Surgical centers and hospitals	15	AZ, CO, FL, IL, LA, MI, OH, PA, SC, TX	7,540	160	7,700	67,912	680	68,592	—	76,292	14,135	—	2015 - 2018	1970 - 2004
Specialty centers	27	AL, CA, CO, GA, IL, KY, MD, NC, NV, OH, OK, PA, TN, TX, VA	9,341	59	9,400	65,960	576	66,536	—	75,936	12,242	—	2015 - 2019	1945 - 2015
Behavioral facilities	9	IL, IN, LA, MA, MS, OH, WA, WV	12,536	—	12,536	108,941	20	108,961	—	121,497	4,795	—	2015 - 2019	1920 - 2001
Inpatient rehabilitation facilities	3	TX	4,824	—	4,824	61,751	—	61,751		66,575	886		2019	2012-2019
Long-term acute care hospitals	1	IN	523	—	523	14,405	—	14,405	—	14,928	1,739	—	2017	1978
Total Real Estate	118		67,274	855	68,129	521,153	10,635	531,788	—	599,917	77,132	5,288
Corporate property	—		—	—	—	2,011	704	2,715	220	2,935	391	—
Total Properties	118		$67,274	$855	$68,129	$523,164	$11,339	$534,503	$220	$602,852	$77,523	$5,288
(1) Total properties as of December 31, 2019 have an estimated aggregate total cost of $599.9 million (unaudited) for federal income tax purposes.
(2) Depreciation is provided for on a straight-line basis on land improvements over 2 years to 20 years, buildings over 20 years to 50 years, building improvements over 3 years to 39.8 years, tenant improvements over 2.1 years to 14.4 years, lease intangibles over 1.2 years to 13.7 years, and personal property over 3 years to 10 years.
(3) A reconciliation of Total Property and Accumulated Depreciation for the years ended December 31, 2019, 2018, and 2017 is provided below.

	Year Ended December 31, 2019		Year Ended December 31, 2018		Year Ended December 31, 2017
(Dollars in thousands)	Total Property	Accumulated Depreciation	Total Property	Accumulated Depreciation	Total Property	Accumulated Depreciation
Beginning Balance	$444,930	$55,298	$388,486	$36,136	$252,736	$18,404
Additions during the period:
Acquisitions	153,165	68	55,083	1,212	134,618	17,467
Other improvements	4,757	22,157	4,557	18,424	1,132	265
Retirements/dispositions:
Real estate	—	—	(3,196)	(474)	—	—
Ending Balance	$602,852	$77,523	$444,930	$55,298	$388,486	$36,136

Schedule IV - Mortgage Loans on Real Estate as of December 31, 2019
(Dollars in thousands)

Description of Collateral	Interest Rate	Maturity Date	Periodic Payment Terms	Original Face Amount	Carrying Amount	Principal amount of loans subject to delinquent principal or interest

				$—	$—	$—
Total Mortgage Loans				$—	$—	$—
___________
(1) A rollforward of Mortgage loans on real estate for the years ended December 31, 2019, 2018 and 2017 is provided below.

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of period	$—	$10,633	$10,786
Additions during the period:
New or acquired mortgages, net	—	—	—
Amortization/write-off of loan and commitment fees	—	—	122
	—	—	122
Deductions during the period:
Repayment upon settlement of bankruptcy (a)	—	(10,633)	—
Scheduled principal payments	—	—	(275)
	—	(10,633)	(275)
Balance at end of period	$—	$—	$10,633
___________
(a) Mortgage note was repaid upon settlement of the bankruptcy with a borrower.