Form 10-Q
period 2020-03-31
Community Healthcare Trust Inc
filed 2020-05-05
CIK 1631569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37401

Community Healthcare Trust Incorporated
(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-5212033
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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

Large accelerated Filer	☒	Accelerated Filer	☐	Emerging-growth company	☐	Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No ☒
The Registrant had 22,163,856 shares of Common Stock, $0.01 par value per share, outstanding as of April 30, 2020.

COMMUNITY HEALTHCARE TRUST INCORPORATED
FORM 10-Q
March 31, 2020

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	(Unaudited)
	March 31, 2020	December 31, 2019
ASSETS
Real estate properties
Land and land improvements	$74,680	$68,129
Buildings, improvements, and lease intangibles	566,954	534,503
Personal property	222	220
Total real estate properties	641,856	602,852
Less accumulated depreciation	(83,582)	(77,523)
Total real estate properties, net	558,274	525,329
Cash and cash equivalents	3,326	1,730
Restricted cash	282	293
Other assets, net	34,872	35,179
Total assets	$596,754	$562,531

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Debt, net	$203,276	$194,243
Accounts payable and accrued liabilities	5,297	3,606
Other liabilities	20,406	11,271
Total liabilities	228,979	209,120

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 450,000,000 shares authorized; 22,125,269 and 21,410,578 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	221	214
Additional paid-in capital	475,824	447,916
Cumulative net income	21,654	17,554
Accumulated other comprehensive loss	(13,426)	(4,808)
Cumulative dividends	(116,498)	(107,465)
Total stockholders’ equity	367,775	353,411
Total liabilities and stockholders' equity	$596,754	$562,531

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Unaudited; Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
REVENUES
Rental income	$17,428	$12,898
Other operating interest	508	543
	17,936	13,441

EXPENSES
Property operating	3,343	3,075
General and administrative	2,192	1,785
Depreciation and amortization	6,059	5,246
	11,594	10,106

INCOME FROM OPERATIONS	6,342	3,335
Interest expense	(2,249)	(2,054)
Interest and other income, net	7	169
NET INCOME	$4,100	$1,450

NET INCOME PER COMMON SHARE:
Net income per common share – Basic	$0.18	$0.06
Net income per common share – Diluted	$0.18	$0.06
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC	20,734,618	17,954,670
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-DILUTED	20,734,618	17,954,670

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Unaudited; Dollars in thousands)

	Three Months Ended March 31,
	2020	2019

NET INCOME	$4,100	$1,450
Other comprehensive (loss) income:
Decrease in fair value of cash flow hedges	(8,875)	(1,213)
Reclassification for amounts recognized as interest expense	257	(62)
Total other comprehensive loss	(8,618)	(1,275)
COMPREHENSIVE (LOSS) INCOME	$(4,518)	$175

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Unaudited; Dollars in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid in Capital	Cumulative Net Income	Accumulated Other Comprehensive (Loss) Income	Cumulative Dividends	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	21,410,578	$214	$447,916	$17,554	$(4,808)	$(107,465)	$353,411
Issuance of common stock, net of issuance costs	—	—	610,786	6	26,896	—	—	—	26,902
Stock-based compensation	—	—	103,905	1	1,012	—	—	—	1,013
Unrecognized gain on cash flow hedges	—	—	—	—	—	—	(8,875)	—	(8,875)
Reclassification adjustment for losses included in net income (interest expense)	—	—	—	—	—	—	257	—	257
Net income	—	—	—	—	—	4,100	—	—	4,100
Dividends to common stockholders ($0.4175 per share)	—	—	—	—	—	—	—	(9,033)	(9,033)
Balance at March 31, 2020	—	$—	22,125,269	$221	$475,824	$21,654	$(13,426)	$(116,498)	$367,775

Balance at December 31, 2018	—	—	18,634,502	$186	$337,180	$9,178	$633	$(75,518)	$271,659
Issuance of common stock, net of issuance costs	—	—	143,600	2	4,622	—	—	—	4,624
Stock-based compensation	—	—	84,690	1	852	—	—	—	853
Unrecognized gain on cash flow hedges	—	—	—	—	—	—	(1,213)	—	(1,213)
Reclassification adjustment for losses included in net income (interest expense)	—	—	—	—	—	—	(62)	—	(62)
Net income	—	—	—	—	—	1,450	—	—	1,450
Dividends to common stockholders ($0.4075 per share)	—	—	—	—	—	—	—	(7,628)	(7,628)
Balance at March 31, 2019	—	$—	18,862,792	$189	$342,654	$10,628	$(642)	$(83,146)	$269,683

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES
Net income	$4,100	$1,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,059	5,246
Other amortization	127	175
Stock-based compensation	1,013	853
Straight-line rent receivable	(878)	(336)
Deferred income tax expense	—	17
Changes in operating assets and liabilities:
Other assets	(235)	(194)
Accounts payable and accrued liabilities	396	155
Other liabilities	(329)	(36)
Net cash provided by operating activities	10,253	7,330

INVESTING ACTIVITIES
Acquisitions of real estate	(36,384)	(32,743)
Acquisition of note receivable	(1,750)	—
Proceeds from the repayment of notes receivable	3,300	31
Capital expenditures on existing real estate properties	(673)	(622)
Net cash used in investing activities	(35,507)	(33,334)

FINANCING ACTIVITIES
Net borrowings (repayments) on revolving credit facility	9,000	(43,000)
Term loan borrowings	—	75,000
Mortgage note repayments	(27)	(27)
Dividends paid	(9,033)	(7,628)
Proceeds from issuance of common stock	26,928	4,724
Equity issuance costs	(29)	(100)
Debt issuance costs	—	(1,323)
Net cash provided by financing activities	26,839	27,646
Increase in cash and cash equivalents and restricted cash	1,585	1,642
Cash and cash equivalents and restricted cash, beginning of period	2,023	2,392
Cash and cash equivalents and restricted cash, end of period	$3,608	$4,034

Supplemental Cash Flow Information:
Interest paid	$1,876	$1,783
Invoices accrued for construction, tenant improvement and other capitalized costs	$1,165	$81
Reclassification between accounts and notes receivable	$—	$40
Reclassification of registration statement costs incurred in prior year to equity issuance costs	$32	$100
Leasing commission accrued	$125	$—
Decrease in fair value of cash flow hedges	$(8,875)	$(1,213)
Income taxes paid	$2	$—
See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Business Overview
Community Healthcare Trust Incorporated (the ‘‘Company’’, ‘‘we’’, ‘‘our’’) was organized in the State of Maryland on March 28, 2014. The Company is a fully-integrated healthcare real estate company that owns and acquires real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers. As of March 31, 2020, the Company had investments of approximately $641.9 million in 124 real estate properties, located in 33 states, totaling approximately 2.7 million square feet in the aggregate. Any references to square footage or occupancy percentages, and any amounts derived from these values in these notes to the condensed consolidated financial statements, are outside the scope of our independent registered public accounting firm's review.

Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. This interim financial information should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Management believes that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2020. All material intercompany accounts and transactions have been eliminated.

A novel strain of coronavirus (SARS-CoV-2) was first identified in late 2019, and subsequently declared a global pandemic by the World Health Organization.  The Company considered the impact of SARS-CoV-2 on the assumptions and estimates used for the three months ended March 31, 2020.  The full extent of the future impacts of SARS-CoV-2 on the Company's operations is uncertain.  A prolonged outbreak could have a material adverse impact on the financial results and business operations of the Company.

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

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents includes short-term investments with original maturities of three months or less when purchased. Restricted cash consists of amounts held by the lender of our mortgage note payable to provide for future real estate tax, insurance expenditures and tenant improvements related to one property. The carrying amount approximates fair value due to the short term maturity of these investments. The following table provides a reconciliation of cash and cash equivalents and restricted cash:

	Balance as of March 31,
(Dollars in thousands)	2020	2019
Cash and cash equivalents	$3,326	$3,868
Restricted cash	282	166
Cash, cash equivalents and restricted cash	$3,608	$4,034

Notes to Condensed Consolidated Financial Statements - Continued

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES" Act) was enacted into law and was immediately effective. The CARES Act includes new provisions that allow for the carryback of net operating losses, provides relief of the taxable income limitation for the net operating losses and increases the business interest limitation from 30% to 50%. The Company is continuing to evaluate the impact the CARES Act may have on the Company's income taxes.

New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Financial Instruments-Credit Losses
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, companies are required to use a new current expected credit loss ("CECL") model that generally results in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, companies are required to measure credit losses in a manner similar to prior guidance, except that the losses are recognized as allowances rather than as reductions in the amortized cost of the securities. In November 2018, the FASB amended the ASU to clarify that receivables arising from leases would not be within the scope of the ASU but rather would be accounted for under the leasing standard. Companies have to disclose significantly more information, including information they use to track credit quality by year of origination for most financing receivables. Companies must apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company adopted ASU No. 2016-13 on January 1, 2020. The Company did not record an adjustment upon adoption as the impact was determined to be immaterial. However, this standard could impact the Company's financial statements and results of operations in future periods.

Recently Issued Accounting Pronouncements
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Note 2. Real Estate Investments

At March 31, 2020, the Company had investments of approximately $641.9 million in 124 real estate properties. The following table summarizes the Company's real estate investments.

(Dollars in thousands)	Number of Facilities	Land and Land Improvements	Buildings, Improvements, and Lease Intangibles	Personal Property	Total	Accumulated Depreciation
Medical office buildings:
Florida	5	$4,665	$29,410	$—	$34,075	$6,145
Ohio	6	3,665	26,646	—	30,311	6,923
Texas	6	5,425	21,582	—	27,007	5,299
Illinois	3	1,983	15,049	—	17,032	3,774
Kansas	3	2,468	17,298	—	19,766	4,744
Iowa	1	2,241	9,342	—	11,583	3,085
Other states	21	9,400	55,445	—	64,845	7,442
	45	29,847	174,772	—	204,619	37,412
Physician clinics:
Kansas	2	610	6,920	—	7,530	1,895
Illinois	6	2,888	9,728	—	12,616	1,145
Florida	5	506	10,322	—	10,828	1,304
Other states	9	2,903	21,755	—	24,658	4,529
	22	6,907	48,725	—	55,632	8,873
Surgical centers and hospitals:
Louisiana	1	1,683	21,353	—	23,036	1,777
Michigan	2	637	8,842	—	9,479	2,812
Illinois	2	2,355	8,255	—	10,610	2,183
Florida	1	271	7,070	—	7,341	1,276
Arizona	2	576	5,389	—	5,965	1,944
Other states	7	2,144	17,936	—	20,080	4,987
	15	7,666	68,845	—	76,511	14,979
Specialty centers:
Illinois	3	3,489	24,740	—	28,229	3,716
Other states	25	6,866	45,012	—	51,878	9,499
	28	10,355	69,752	—	80,107	13,215
Behavioral facilities:
Massachusetts	1	3,835	23,303	—	27,138	520
West Virginia	1	2,138	22,897	—	25,035	1,462
Illinois	1	1,300	18,803	—	20,103	1,803
Washington	1	2,725	25,064	—	27,789	363
Other states	5	2,546	18,894	—	21,440	1,343
	9	12,544	108,961	—	121,505	5,491
Inpatient rehabilitation facilities:
Arkansas	1	2,014	17,028	—	19,042	5
Texas	3	4,824	61,751	—	66,575	1,273
	4	6,838	78,779	—	85,617	1,278
Long-term acute care hospitals:
Indiana	1	523	14,405	—	14,928	1,911
	1	523	14,405	—	14,928	1,911
Corporate property	—	—	2,715	222	2,937	423
Total real estate investments	124	$74,680	$566,954	$222	$641,856	$83,582

Notes to Condensed Consolidated Financial Statements - Continued

Note 3. Real Estate Leases

The Company’s properties are generally leased pursuant to non-cancelable, fixed-term operating leases with expiration dates through 2035. The Company’s leases generally require the lessee to pay minimum rent, with fixed rent renewal terms or increases based on a Consumer Price Index and may also include additional rent, which may include taxes (including property taxes), insurance, maintenance and other operating costs associated with the leased property.

Some leases provide the lessee, during the term of the lease, with an option or right of first refusal to purchase the leased property. Some leases also allow the lessee to renew or extend their lease term or in some cases terminate their lease, based on conditions provided in the lease.

Future minimum lease payments under the non-cancelable operating leases due the Company for the years ending December 31, as of March 31, 2020, are as follows (in thousands):

2020 (nine months ending December 31)	$43,558
2021	55,465
2022	51,975
2023	47,086
2024	43,905
2025 and thereafter	273,367
$515,356

Straight-line rental income
Rental income is recognized as earned over the life of the lease agreement on a straight-line basis when collection of rental payments over the term of the lease is probable. Straight-line rent included in rental income was approximately $0.9 million and $0.3 million, respectively, for the three months ended March 31, 2020 and 2019.

Deferred revenue
Income received but not yet earned is deferred until such time it is earned. Deferred revenue, included in other liabilities on the Condensed Consolidated Balance Sheet, was approximately $2.1 million and $2.0 million, respectively, at March 31, 2020 and December 31, 2019.

Note 4. Real Estate Acquisitions

2020 Real Estate Acquisitions

During the first quarter of 2020, the Company acquired six real estate properties as detailed in the table below. Upon acquisition, the properties were 98.2% leased in the aggregate with lease expirations through 2035. Amounts reflected in revenues and net income for these properties for the three months ended March 31, 2020 were approximately $0.3 million and $0.1 million, respectively, and transaction costs totaling approximately $0.2 million were capitalized relating to these property acquisitions.

Notes to Condensed Consolidated Financial Statements - Continued

Location	Property Type (1)	Date Acquired	Purchase Price	Cash Consideration	Real Estate	Other (2)	Square Footage
			(000's)	(000's)	(000's)	(000's)
San Antonio, TX	MOB	01/27/20	$4,003	$4,022	$4,036	$(14)	13,500
San Antonio, TX	MOB	01/27/20	1,931	1,955	1,961	(6)	6,500
Decatur, AL	MOB	02/18/20	5,784	5,792	5,777	15	35,943
Ramona, CA	SC	03/13/20	4,100	4,124	4,143	(19)	11,300
Cuero, TX	SC	03/18/20	2,153	2,174	2,207	(33)	15,515
Rogers, AR	IRF	03/27/20	19,000	18,317	19,042	(725)	38,817
			$36,971	$36,384	$37,166	$(782)	121,575

(1) MOB - Medical Office Building; SC - Specialty Center; IRF - Inpatient Rehabilitation Facility
(2) Includes, but is not limited to, above- and below-market lease intangibles, liabilities assumed, and security deposits.

The following table summarizes the relative fair values of the assets acquired and liabilities assumed in the property acquisitions for the three months ended March 31, 2020.

	Relative Fair Value	Estimated Useful Life
	(in thousands)	(in years)
Land and land improvements	$6,501	12.3
Building and building improvements	28,559	41.2
Intangibles:
At-market lease intangibles	2,106	4.0
Above-market lease intangibles	122	7.1
Below-market lease intangibles	(96)	3.6
Total intangibles	2,132
Accounts payable, accrued liabilities and other liabilities assumed	(533)
Prorated rent, interest and operating expense reimbursement amounts collected	(275)
Total cash consideration	$36,384

Note 5. Debt, net

The table below details the Company's debt as of March 31, 2020 and December 31, 2019.

	Balance as of
(Dollars in thousands)	March 31, 2020	December 31, 2019	Maturity Dates

Revolving Credit Facility	$24,000	$15,000	3/23
A-1 Term Loan, net	49,852	49,833	3/22
A-2 Term Loan, net	49,788	49,775	3/24
A-3 Term Loan, net	74,456	74,433	3/26
Mortgage Note Payable	5,180	5,202	5/24
	$203,276	$194,243

Notes to Condensed Consolidated Financial Statements - Continued

The Company's second amended and restated credit facility (the "Credit Facility") is by and among Community Healthcare OP, LP, the Company, the lenders from time to time party thereto, and Truist Bank (formerly SunTrust Bank), as Administrative Agent. The Company’s material subsidiaries are guarantors of the obligations under the Credit Facility.

The Credit Facility, as amended, provides for a $150.0 million Revolving Credit Facility and $175.0 million in term loans (the "Term Loans"). The Credit Facility, through the accordion feature, allows borrowings up to a total of $525.0 million including the ability to add and fund additional term loans. The Revolving Credit Facility matures on March 29, 2023 and includes one 12-month option to extend the maturity date of the Revolving Credit Facility, subject to the satisfaction of certain conditions. The Term Loans include a five-year term loan facility in the aggregate principal amount of $50.0 million (the "A-1 Term Loan"), which matures on March 29, 2022, a seven-year term loan facility in the aggregate principal amount of $50.0 million (the "A-2 Term Loan"), which matures on March 29, 2024, and a seven-year, $75.0 million A-3 Term Loan, which matures on March 29, 2026.

Amounts outstanding under the Revolving Credit Facility, as amended, bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 1.25% to 1.90% or (ii) a base rate plus 0.25% to 0.90% in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.25% of the amount of the unused portion of the Revolving Credit Facility if amounts borrowed are greater than 33.3% of the borrowing capacity under the Revolving Credit Facility and 0.35% of the unused portion of the Revolving Credit Facility if amounts borrowed are less than or equal to 33.3% of the borrowing capacity under the Revolving Credit Facility. The Company had $24.0 million outstanding under the Revolving Credit Facility with a 2.50% weighted average interest rate at March 31, 2020, and a borrowing capacity remaining of approximately $126.0 million at March 31, 2020.

Amounts outstanding under the Term Loans, as amended, bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 1.25% to 2.30% or (ii) a base rate plus 0.25% to 1.30%, in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.35% of the amount of the unused portion of the Term Loans. The Company has entered into interest rate swaps to fix the interest rates on the Term Loans. See Note 6 for more details on the interest rate swaps. At March 31, 2020, the Company had drawn the full $175.0 million under the Term Loans which had a fixed weighted average interest rate under the swaps of approximately 4.569%.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. The Company was in compliance with its financial covenants under its Credit Facility as of March 31, 2020.

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

As of March 31, 2020, the Company had seven outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk for notional amounts totaling $175.0 million. The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019.

	Asset Derivatives Fair Value at			Liability Derivatives Fair Value at
	March 31, 2020	December 31, 2019	Balance Sheet Classification	March 31, 2020	December 31, 2019	Balance Sheet Classification
Interest rate swaps	$—	$—	Other assets	$13,426	$4,808	Other Liabilities

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive (loss) income ("AOCI") and are subsequently reclassified to interest expense in the period that the hedged forecasted transaction affects earnings.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s Term Loans. During the next twelve months, the Company estimates that an additional $3.4 million will be reclassified from other comprehensive (loss) income ("OCI") as an increase to interest expense.

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Amount of unrealized loss recognized in OCI on derivative	$(8,875)	$(1,213)
Amount of loss (gain) reclassified from accumulated OCI into interest expense	$257	$(62)
Total Interest Expense presented in the Condensed Consolidated Statements of Income in which the effects of the cash flow hedges are recorded	$2,249	$2,054

Credit-risk-related Contingent Features
As of March 31, 2020, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $14.0 million. As of March 31, 2020, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of approximately $14.0 million at March 31, 2020.

Notes to Condensed Consolidated Financial Statements - Continued

Note 7. Stockholders’ Equity

Common Stock
The following table provides a reconciliation of the beginning and ending common stock balances for the three months ended March 31, 2020 and for the year ended December 31, 2019:

	Three Months Ended March 31, 2020	Year Ended December 31, 2019
Balance, beginning of period	21,410,578	18,634,502
Issuance of common stock	610,786	2,554,247
Restricted stock-based awards	103,905	221,829
Balance, end of period	22,125,269	21,410,578

ATM Program
On November 5, 2019, the Company entered into an Amended and Restated Sales Agency Agreement ("Amended and Restated Sales Agreement") for its at-the-market offering program ("ATM Program") with Sandler O’Neill & Partners, L.P., Evercore Group L.L.C., SunTrust Robinson Humphrey, Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, Fifth Third Securities, Inc. and Janney Montgomery Scott LLC, as sales agents (collectively, the “Agents”), under which the Company may issue and sell shares of its common stock, having an aggregate gross sales price of up to $360.0 million. The shares of common stock may be sold from time to time through or to one or more of the Agents, as may be determined by the Company in its sole discretion, subject to the terms and conditions of the agreement and applicable law.

The Company's activity under the ATM Program for the three months ended March 31, 2020 is detailed in the table below. As of March 31, 2020, the Company had approximately $274.3 million remaining that may be issued under the ATM Program.

Three Months Ended March 31, 2020
Shares issued	610,786
Net proceeds received (in millions)	$26.9
Average gross sales price per share	$44.99

The Company sold an additional 38,587 shares for net proceeds of approximately $1.4 million under the ATM Program at the end of March 2020 that were not settled and issued until April 2020.

Notes to Condensed Consolidated Financial Statements - Continued

Note 8. Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share for the three months ended March 31, 2020 and 2019, respectively.

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2020	2019
Net income	$4,100	$1,450
Participating securities' share in earnings	(424)	(324)
Net income, less participating securities' share in earnings	$3,676	$1,126

Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	21,732,430	18,735,673
Unvested restricted shares	(997,812)	(781,003)
Weighted average Common Shares outstanding–Basic	20,734,618	17,954,670
Dilutive potential common shares	—	—
Weighted average Common Shares outstanding –Diluted	20,734,618	17,954,670

Basic Net Income per Common Share	$0.18	$0.06

Diluted Net Income per Common Share	$0.18	$0.06

Note 9. Incentive Plan

A summary of the activity under the Company's 2014 Incentive Plan, as amended, for the three months ended March 31, 2020 and 2019 is included in the table below, as well as compensation expense recognized from the amortization of the value of shares over the applicable vesting periods.

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Stock-based awards, beginning of period	909,892	709,487
Stock in lieu of compensation	50,245	42,525
Stock awards	53,660	42,165
Total stock granted	103,905	84,690
Stock-based awards, end of period	1,013,797	794,177
Amortization expense	$1,019	$853

Note 10. Other Assets, net

Other assets, net on the Company's Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019 are detailed in the table below.

	Balance as of
(Dollars in thousands)	March 31, 2020	December 31, 2019
Notes receivable	$21,950	$23,500
Lease and interest receivables	3,252	3,021
Straight-line rent receivables	6,146	5,267
Prepaid assets	484	488
Deferred financing costs, net	639	693
Leasing commissions, net	959	875
Deferred tax asset	595	595
Above-market intangible assets, net	257	144
Right-of-use leased asset	139	139
Other	451	457
	$34,872	$35,179

The Company's notes receivable at March 31, 2020 included:

•
two loans with a borrower totaling $21.4 million which are secured by all assets and ownership interests in the operations of seven long-term acute care hospitals and one inpatient rehabilitation hospital owned by the borrower. The notes mature on December 31, 2025 and bear interest at 9% per annum.

•
a $2.5 million loan, acquired by the Company for $1.75 million, to help facilitate the bankruptcy filing of a borrower. The Company subsequently received a payment of $1.2 million on the note and had a carrying balance of $0.6 million at March 31, 2020 which is secured by all assets and personal property of the borrower. The note is due on demand and bears interest at 10% per annum.

The Company identified the borrowers of these notes as variable interest entities ("VIEs"), but management determined that the Company was not the primary beneficiary of the VIEs because we lack either directly or through related parties any material impact in the activities that impact the borrowers' economic performance. We are not obligated to provide support beyond our stated commitment to the borrowers, and accordingly our maximum exposure to loss as a result of this relationship is limited to the amount of our outstanding notes receivable. The VIEs that we have identified at March 31, 2020 are summarized in the table below.

Classification	Carrying Amount (in millions)	Maximum Exposure to Loss (in millions)
Note receivable	$21.4	$21.4
Notes receivable	$0.6	$0.6

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

The table below details the fair values and carrying values for our notes receivable, interest rate swaps, and mortgage note payable at March 31, 2020 and December 31, 2019, using level 2 inputs.

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable	$21,950	$21,670	$23,500	$23,399
Interest rate swap liability	$13,426	$13,426	$4,808	$4,808
Mortgage note payable	$5,261	$5,589	$5,288	$5,351

Note 12. Subsequent Events

Dividend Declared
On May 4, 2020, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.42 per share. The dividend is payable on May 29, 2020 to stockholders of record on May 15, 2020.

Subsequent Acquisitions
Subsequent to March 31, 2020, the Company acquired one property with approximately 10,000 square feet for a purchase price of approximately $3.9 million and expects to fund an additional $1.5 million in tenant improvements. The property is 100% leased with the lease expiring in 2035.

COVID-19 pandemic
Many healthcare providers have been impacted by the COVID-19 pandemic. Some of them are not seeing patients, others have seen a reduced number of elective procedures and/or patient visits, while others have experienced limited impact, or have even seen improved cash flows from either increases in census or from government funding.
The Company has entered into, or is negotiating, deferral agreements with several of its tenants. Based upon need and request the Company has been providing these tenants, generally, with two to three months of base rent deferral (the tenant continues to pay operating expenses). Pursuant to these agreements the tenants are, generally, required to repay the deferred amounts with funds received from business interruption insurance and/or the Payroll Protection Program of the CARES Act - with any remaining balance paid in equal monthly installments during the third and fourth quarters of 2020.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements
This report and other materials that Community Healthcare Trust Incorporated (the "Company") has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by management of the Company, contain, or will contain, contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “believes”, “expects”, “may”, “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates”, “anticipates” or other similar words or expressions, including the negative thereof. Forward-looking statements are based on certain assumptions and can include future expectations, future plans and strategies, financial and operating projections or other forward-looking information. Such forward-looking statements reflect management’s current beliefs and are based on information currently available to management. Because forward-looking statements relate to future events, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company’s control. Thus, the Company’s actual results and financial condition may differ materially from those indicated in such forward-looking statements. Some factors that might cause such a difference include the following: general volatility of the capital markets and the market price of the Company’s common stock, changes in the Company’s business strategy, availability, terms and deployment of capital, the Company’s ability to refinance existing indebtedness at or prior to maturity on favorable terms, or at all, changes in the real estate industry in general, interest rates or the general economy, adverse developments related to the healthcare industry, the degree and nature of the Company’s competition, the ability to consummate acquisitions under contract, effects on global and national markets as well as businesses resulting from the COVID-19 pandemic, and the other factors described in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, in Item 1A of this Quarterly Report on Form 10-Q, and the Company’s other filings with the Securities and Exchange Commission from time to time. Readers are therefore cautioned not to place undue reliance on the forward-looking statements contained herein which speak only as of the date hereof. The Company intends these forward-looking statements to speak only as of the time of this report and the Company undertakes no obligation to update forward-looking statements, whether as a result of new information, future developments, or otherwise, except as may be required by law.

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

COVID-19 pandemic
Many healthcare providers have been impacted by the COVID-19 pandemic. Some of them are not seeing patients, others have seen a reduced number of elective procedures and/or patient visits, while others have experienced limited impact, or have even seen improved cash flows from either increases in census or from government funding.
The Company has entered into, or is negotiating, deferral agreements with several of its tenants. Based upon need and request the Company has been providing these tenants, generally, with two to three months of base rent deferral (the tenant continues to pay operating expenses). Pursuant to these agreements the tenants are, generally, required to repay the deferred amounts with funds received from business interruption insurance and/or the Payroll Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES" Act) - with any remaining balance paid in equal monthly installments during the third and fourth quarters of 2020.

Real estate acquisitions
During the first quarter of 2020, the Company acquired six real estate properties totaling approximately 122,000 square feet for an aggregate purchase price of approximately $37.0 million and cash consideration of approximately $36.4 million. Upon acquisition, the properties were 98.2% leased in the aggregate with lease expirations through 2035. See Note 4 to the Condensed Consolidated Financial Statements for more details on these acquisitions.

Subsequent Acquisitions
Subsequent to March 31, 2020, the Company acquired one property with approximately 10,000 square feet for a purchase price of approximately $3.9 million and expects to fund an additional $1.5 million in tenant improvements. The property is 100% leased with the lease expiring in 2035.

Acquisition Pipeline
The Company has four properties under definitive purchase agreements for an aggregate expected purchase price of approximately $9.9 million. The Company's expected aggregate returns on these investments range from approximately 9.05% to 9.24%. The Company expects to close on these properties in the second quarter of 2020; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

The Company has three properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $68.0 million. The Company's expected aggregate returns on these investments range from approximately 9.5% to 11.0%. The Company expects to close these properties through the first half of 2021; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

Leased square footage
As of March 31, 2020, our real estate portfolio was approximately 89.5% leased. During the first three months of 2020, we had expiring or terminated leases related to approximately 7,300 square feet, and we leased or renewed leases relating to approximately 26,800 square feet.

Highland Transition Update
Highland Hospital, and related entities, filed for bankruptcy on March 29, 2020. The Company has agreed to provide debtor in possession financing of up to $3.65 million in order to facilitate the process. In addition, at March 31, 2020, the Company has a net investment of $550,000 in a note, secured by all assets of Highland Hospital.

The new operator continues to manage Highland Hospital pursuant to a management agreement and is in the process of preparing for the transfer of licenses and other assets.

The Company's lease with the new operator will become effective upon the sale of the assets to the new operator. The Company has received and anticipates continuing to receive its monthly payments.

The Company does not anticipate any material adverse long-term effect to its cash flows or net income related to the transition or subsequent leasing of the facility. The Company cannot provide assurance as to the timing or whether, this transaction will close.

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

New Accounting Pronouncements
See Note 1 to the Company’s Condensed Consolidated Financial Statements accompanying this report for information on new accounting standards recently adopted and not yet adopted.

Results of Operations
The Company's results of operations for the three months ended March 31, 2020 compared to the same period in 2019 have most significantly been impacted by its real estate acquisitions. As of March 31, 2020 and 2019, the Company had investments in real estate properties totaling approximately $641.9 million and $478.4 million, respectively.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
The table below shows our results of operations for the three months ended March 31, 2020 compared to the same period in 2019 and the effect of changes in those results from period to period on our net income.

	Three Months Ended March 31,		Increase (decrease) to Net income
(dollars in thousands)	2020	2019	$	%
REVENUES
Rental income	$17,428	$12,898	$4,530	35.1%
Other operating interest	508	543	(35)	(6.4)%
	17,936	13,441	4,495	33.4%
EXPENSES
Property operating	3,343	3,075	(268)	(8.7)%
General and administrative	2,192	1,785	(407)	(22.8)%
Depreciation and amortization	6,059	5,246	(813)	(15.5)%
	11,594	10,106	(1,488)	(14.7)%
INCOME FROM OPERATIONS	6,342	3,335	3,007	90.2%
Interest expense	(2,249)	(2,054)	(195)	(9.5)%
Other income	7	169	(162)	(95.9)%
NET INCOME	$4,100	$1,450	$2,650	182.8%

Revenues
Revenues increased approximately $4.5 million, or 33.4%, for the three months ended March 31, 2020 compared to the same period in 2019 mainly due to acquisitions of real estate.

Expenses
Property operating expenses increased approximately $0.3 million, or 8.7%, for the three months ended March 31, 2020 compared to the same period in 2019 mainly due to acquisitions of real estate.

General and administrative expenses increased approximately $0.4 million, or 22.8%, for the three months ended March 31, 2020 compared to the same period in 2019 due mainly to compensation-related expenses and occupancy costs related to the addition of employees, including the non-cash amortization of non-vested restricted common shares issued under our 2014 Incentive Plan.

Depreciation and amortization expense increased approximately $0.8 million, or 15.5%, for the three months ended March 31, 2020 compared to the same period in 2019. Acquisitions accounted for an increase of approximately $1.2 million, offset by a decrease of approximately $0.4 million in amortization due to fully amortized real estate lease intangibles which generally have a shorter depreciable life than a building.

Interest expense
Interest expense increased approximately $0.2 million, or 9.5%, for the three months ended March 31, 2020 compared to the same period in 2019 due mainly to a higher weighted average debt balance in the first quarter of

2020, offset partially by a lower weighted average interest rate on the Revolving Credit Facility in the first quarter of 2020 compared to the same period in 2019.

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

	Three Months Ended March 31,
(Dollars in thousands, excepts per share amounts)	2020	2019
Net income	$4,100	$1,450
Real estate depreciation and amortization	6,109	5,282
Total adjustments	6,109	5,282
Funds from Operations	$10,209	$6,732
Funds from Operations per Common Share-Basic	$0.49	$0.38
Funds from Operations per Common Share-Diluted	$0.48	$0.37
Weighted Average Common Shares Outstanding-Basic	20,734,618	17,954,670
Weighted Average Common Shares Outstanding-Diluted (1)	21,310,104	18,343,051
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

Sources and Uses of Cash
The Company derives most of its revenues from its real estate properties. Our rental income represents our primary source of liquidity to fund our dividends, general and administrative expenses, property operating expenses, interest expense on our Credit Facility, and other expenses incurred related to managing our existing portfolio. To the extent additional resources are needed, the Company will fund its investment activity generally through equity or debt issuances either in the public or private markets or through proceeds from our Credit Facility.

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

The Company's Credit Facility, as amended on March 29, 2019, provides for a $150.0 million Revolving Credit Facility and $175.0 million in Term Loans, as well as an accordion feature which allows borrowings up to a total of $525.0 million, including the ability to add and fund additional term loans. Note 5 to the Condensed Consolidated Financial Statements provides more details on the Company's Credit Facility. At March 31, 2020, the Company had borrowed $175.0 million in Term Loans and had borrowing capacity remaining under the Revolving Credit Facility of approximately $126.0 million.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. Also, the Company’s current financing policy prohibits aggregate debt (secured or unsecured) in excess of 40% of the Company's total capitalization, except for short-term, transitory periods. At March 31, 2020, our debt to total capitalization ratio (debt plus stockholders' equity plus accumulated depreciation) was approximately 31.1%. The Company was in compliance with its financial covenants under its Credit Facility as of March 31, 2020.

Subsequent Acquisitions
Subsequent to March 31, 2020, the Company acquired one property with approximately 10,000 square feet for a purchase price of approximately $3.9 million and expects to fund an additional $1.5 million in tenant improvements. The property is 100% leased with the lease expiring in 2035.

Acquisition Pipeline
The Company has four properties under definitive purchase agreements for an aggregate expected purchase price of approximately $9.9 million. The Company's expected aggregate returns on these investments range from approximately 9.05% to 9.24%. The Company expects to close on these properties in the second quarter of 2020; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

The Company has three properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $68.0 million. The Company's expected aggregate returns on these investments range from approximately 9.5% to 11.0%. The Company expects to close these properties through the first half of 2021; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

The Company anticipates funding these investments with cash from operations, through proceeds from its Credit Facility or from net proceeds from additional debt or equity offerings.

Other Contractual Obligations
The Company has tenant improvement allowances included in certain leases with its tenants totaling approximately $2.2 million that it could be obligated to fund or reimburse the tenants for if the tenants completed such improvements.

The Company has also entered into contracts regarding certain capital expenditures totaling approximately $2.1 million. Reimbursement of these expenditures by our tenants will be determined by each tenant's lease.

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

Operating Activities
Cash flows provided by operating activities for the three months ended March 31, 2020 and 2019 were approximately $10.3 million and $7.3 million, respectively. Cash flows provided by operating activities were generally provided by contractual rents, net of expenses, on our real estate property portfolio.

Investing Activities
Cash flows used in investing activities for the three months ended March 31, 2020 and 2019 were approximately $35.5 million and $33.3 million, respectively. During the three months ended March 31, 2020, the Company invested in six properties for an aggregate cash consideration of approximately $36.4 million and acquired a $2.5 million note for $1.8 million. Also, during the three months ended March 31, 2020, the Company received payments on its notes receivable totaling $3.3 million.

During the three months ended March 31, 2019, the Company invested in two properties for an aggregate cash consideration of approximately $32.7 million.

Financing Activities
Cash flows provided by financing activities for the three months ended March 31, 2020 and 2019 were approximately $26.8 million and $27.6 million, respectively. During the three months ended March 31, 2020, the Company borrowed $9.0 million under its Credit Facility, sold shares under its ATM Program and received proceeds of approximately $26.9 million, and paid dividends totaling $9.0 million.

During the three months ended March 31, 2019, the Company amended its Credit Facility which provided an additional $75.0 million Term Loan. The proceeds from the Term Loan were used to pay down the outstanding balance under the Company's Revolving Credit Facility. The Company also sold shares under its ATM Program and received proceeds of approximately $4.7 million, and paid dividends totaling $7.6 million.

Security Deposits
As of March 31, 2020, the Company held approximately $4.1 million in security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the

Company may, at its discretion and upon notification to the tenant, draw upon the security deposits if there are any defaults under the leases.

Dividends
The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT.

On May 4, 2020, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.42 per share. The dividend is payable on May 29, 2020 to stockholders of record on May 15, 2020. This rate equates to an annualized dividend of $1.68 per share.

The ability of the Company to pay dividends is dependent upon its ability to generate cash flows and to make accretive new investments.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We may use certain derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We will not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based on a notional amount of principal. Under the most common form of interest rate swap, known from our perspective as a floating-to-fixed interest rate swap, a series of floating, or variable, rate payments on a notional amount of principal is exchanged for a series of fixed interest rate payments on such notional amount. During the three months ended March 31, 2020 , there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on this evaluation, Company’s management has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports it files or submits under the Exchange Act.

Changes In Internal Control Over Financial Reporting
There were no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, an investor should consider the risk factors included in its Annual Report on Form 10-K for the year ended December 31, 2019, and other reports that may be filed by the Company. Investors should also consider the following risk factors:

The COVID-19 pandemic’s impact on global markets could affect our future access to liquidity and materially adversely affect our results of operations and financial condition.
The coronavirus has spread throughout much of the world after initially surfacing in Wuhan, China in December 2019. The impact of the outbreak of COVID-19 on our business is unknown. State and local authorities in the United States, like their counterparts in many other countries, have since forced many businesses to temporarily shut down in an attempt to slow the spread of the virus, and Americans are being told by public officials to practice “social distancing.” Global stock markets have reacted very negatively, and economists are projecting a sharp economic slowdown, at least in the near term, even if governments take emergency relief measures. While the economic impact brought by, and the duration of, COVID-19 is difficult to assess or predict, the COVID-19 pandemic could result in significant disruption of global financial markets, reducing our ability to access capital in the future, which could negatively affect our liquidity in the future. The situation is constantly evolving, however, so the extent to which the COVID-19 outbreak will impact businesses and the economy is highly uncertain and cannot be predicted. Accordingly, we cannot predict the extent to which our results of operations, financial condition and cash flows will be affected.
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
The COVID-19 pandemic may further hinder or delay our ability to complete any pending acquisitions due to its affect on a significant portion of the workforce, including but not limited to, temporarily closing businesses, limiting business hours, and setting restrictions on travel for a prolonged period of time. Our ability to complete pending acquisitions may be adversely affected due to such business closures. The extent to which the COVID-19 pandemic could impact our pending acquisitions will depend on future developments that are highly uncertain and cannot be accurately predicted.
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
As a result of the COVID-19 pandemic, we are in preliminary discussions with some of our tenants and currently expect to grant relief to some our tenants to defer rent payments as a result of their estimated lost revenues from the current COVID- 19 pandemic; however, there can be no assurance we will reach an agreement with any tenant or if an agreement is reached, that any such tenant will be able to repay any such deferred rent in the future.
Adverse economic or other conditions in the geographic markets in which we conduct business could negatively affect our occupancy levels and rental rates and have a material adverse effect on our operating results.
Our operating results depend upon our ability to maintain and improve the anticipated occupancy levels and rental rates at our properties. Adverse economic or other conditions in the geographic markets in which we operate, including periods of economic slowdown or recession, industry slowdowns, periods of deflation, relocation of businesses, changing demographics, water pollution, earthquakes and other natural disasters, fires, terrorist acts, pandemics (such as the COVID-19 pandemic), civil disturbances or acts of war and other man-made disasters which may result in uninsured or underinsured losses, and changes in tax, real estate, zoning and other laws and regulations, may lower our occupancy levels and limit our ability to increase rents or require us to offer rental concessions. The failure of our properties to generate revenues sufficient to meet our cash requirements, including operating and other expenses, debt service and capital expenditures, may have an adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock.
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
The capital and credit markets have experienced extreme volatility and disruption as a result of the global outbreak of COVID- 19. We believe that such volatility and disruption are likely to continue into the foreseeable future. Market volatility and disruption could hinder our ability to obtain new debt financing or refinance our maturing debt on favorable terms or at all or to raise debt and equity capital.
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
In 2020, the COVID-19 pandemic has resulted in a substantial reduction in the number of elective surgeries, physician office visits and emergency room volumes due to restrictive measures, like quarantines and shelter-in-place orders, and general concerns related to the risk of contracting COVID-19 from interacting with the healthcare system. We believe that certain of these patient volume declines reflect a deferral of healthcare services utilization to a later period, rather than a permanent reduction in demand for services. Given the general necessity of the healthcare services, we anticipate that this deferral of services may create a backlog of demand in the future, in addition to the resumption of historically normal activity; however, there is no assurance that either will occur.
The trading volume of our common stock may be volatile, and you may not be able to resell shares of our common stock at prices equal to or greater than the price you paid or at all.
Our common stock is listed on the New York Stock Exchange. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur, and investors in our common stock may from time to time experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. If the market price of our common stock declines significantly, you may be unable to resell your shares at or above the price at which you purchased such shares. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future.
Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results or dividends;

•	changes in our FFO or earnings estimates;

•	publication of research reports about us or the real estate industry;

•	increases in market interest rates that lead purchasers of our shares to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any additional debt we incur in the future;

•	additions or departures of key management personnel;

•	actions by institutional stockholders;

•	speculation in the press or investment community;

•	the realization of any of the other risk factors presented in this report;

•	the extent of investor interest in our securities;

•	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	our underlying asset value;

•	investor confidence in the stock and bond markets generally;

•	changes in tax laws;

•	future equity issuances by us;

•	failure to meet earnings estimates;

•	the impact of COVID-19 on our business, financial condition, results of operations, cash flows, and global financial markets; and

•	general market and economic conditions.

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

EXHIBIT INDEX

Exhibit Number	Description
3.1	Corporate Charter of Community Healthcare Trust Incorporated, as amended (1)
3.2	Bylaws of Community Healthcare Trust Incorporated, as amended (2)
10.1	Fourth Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Timothy G. Wallace (3)
10.2	First Amendment to Employment Agreement between Community Healthcare Trust Incorporated and David H. Dupuy (4)
10.3	First Amendment to Amended and Restated Employment Agreement between Community Healthcare Trust Incorporated and W. Page Barnes (5)
10.4	First Amendment to Amended and Restated Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach (6)
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

(3)	Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 3, 2020 (File No. 001-37401) and incorporated herein by reference.

(4)	Filed as Exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 3, 2020 (File No. 001-37401) and incorporated herein by reference.

(5)	Filed as Exhibit 10.3 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 3, 2020 (File No. 001-37401) and incorporated herein by reference.

(6)	Filed as Exhibit 10.4 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 3, 2020 (File No. 001-37401) and incorporated herein by reference.
_________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 5, 2020

COMMUNITY HEALTHCARE TRUST INCORPORATED

By:	/s/ Timothy G. Wallace
Timothy G. Wallace
Chief Executive Officer and President

By:	/s/ David H. Dupuy
David H. Dupuy
Executive Vice President and Chief Financial Officer