Form 10-Q
period 2020-06-30
Community Healthcare Trust Inc
filed 2020-08-04
CIK 1631569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37401

Community Healthcare Trust Incorporated
(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-5212033
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
Yes  ☐     No ☒
The Registrant had 22,726,373 shares of Common Stock, $0.01 par value per share, outstanding as of July 31, 2020.

COMMUNITY HEALTHCARE TRUST INCORPORATED
FORM 10-Q
June 30, 2020

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	(Unaudited)
	June 30, 2020	December 31, 2019
ASSETS
Real estate properties
Land and land improvements	$78,999	$68,129
Buildings, improvements, and lease intangibles	585,454	534,503
Personal property	234	220
Total real estate properties	664,687	602,852
Less accumulated depreciation	(89,698)	(77,523)
Total real estate properties, net	574,989	525,329
Cash and cash equivalents	4,896	1,730
Restricted cash	351	293
Other assets, net	32,068	35,179
Total assets	$612,304	$562,531

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Debt, net	$197,309	$194,243
Accounts payable and accrued liabilities	5,497	3,606
Other liabilities	22,395	11,271
Total liabilities	225,201	209,120

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 450,000,000 shares authorized; 22,726,141 and 21,410,578 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	227	214
Additional paid-in capital	500,477	447,916
Cumulative net income	26,180	17,554
Accumulated other comprehensive loss	(13,969)	(4,808)
Cumulative dividends	(125,812)	(107,465)
Total stockholders’ equity	387,103	353,411
Total liabilities and stockholders' equity	$612,304	$562,531

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(Unaudited; Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUES
Rental income	$17,830	$13,361	$35,258	$26,259
Other operating interest	450	955	958	1,498
	18,280	14,316	36,216	27,757

EXPENSES
Property operating	3,223	2,993	6,566	6,068
General and administrative	1,919	1,776	4,111	3,561
Depreciation and amortization	6,119	5,299	12,178	10,545
	11,261	10,068	22,855	20,174

OTHER INCOME (EXPENSE)
Loss on sale of real estate	(313)	—	(313)	—
Interest expense	(2,183)	(2,251)	(4,432)	(4,305)
Interest and other income, net	3	69	10	238
	(2,493)	(2,182)	(4,735)	(4,067)
NET INCOME	$4,526	$2,066	$8,626	$3,516

NET INCOME PER COMMON SHARE:
Net income per common share – Basic	$0.19	$0.09	$0.37	$0.16
Net income per common share – Diluted	$0.19	$0.09	$0.37	$0.16
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC	21,263,575	18,245,668	20,999,097	18,100,973
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-DILUTED	21,263,575	18,245,668	20,999,097	18,100,973

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(Unaudited; Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

NET INCOME	$4,526	$2,066	$8,626	$3,516
Other comprehensive (loss) income:
Decrease in fair value of cash flow hedges	(1,317)	(4,032)	(10,193)	(5,245)
Reclassification for amounts recognized as interest expense	774	(95)	1,032	(157)
Total other comprehensive loss	(543)	(4,127)	(9,161)	(5,402)
COMPREHENSIVE INCOME (LOSS)	$3,983	$(2,061)	$(535)	$(1,886)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020
(Unaudited; Dollars in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid in Capital	Cumulative Net Income	Accumulated Other Comprehensive (Loss) Income	Cumulative Dividends	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2020	—	$—	22,125,269	$221	$475,824	$21,654	$(13,426)	$(116,498)	$367,775
Issuance of common stock, net of issuance costs	—	—	578,759	6	23,584	—	—	—	23,590
Stock-based compensation	—	—	22,113	—	1,069	—	—	—	1,069
Unrecognized loss on cash flow hedges	—	—	—	—	—	—	(1,317)	—	(1,317)
Reclassification adjustment for losses included in net income (interest expense)	—	—	—	—	—	—	774	—	774
Net income	—	—	—	—	—	4,526	—	—	4,526
Dividends to common stockholders ($0.42 per share)	—	—	—	—	—	—	—	(9,314)	(9,314)
Balance at June 30, 2020	—	$—	22,726,141	$227	$500,477	$26,180	$(13,969)	$(125,812)	$387,103

Balance at December 31, 2019	—	$—	21,410,578	$214	$447,916	$17,554	$(4,808)	$(107,465)	$353,411
Issuance of common stock, net of issuance costs	—	—	1,189,545	12	50,480	—	—	—	50,492
Stock-based compensation	—	—	126,018	1	2,081	—	—	—	2,082
Unrecognized loss on cash flow hedges	—	—	—	—	—	—	(10,193)	—	(10,193)
Reclassification adjustment for losses included in net income (interest expense)	—	—	—	—	—	—	1,032	—	1,032
Net income	—	—	—	—	—	8,626	—	—	8,626
Dividends to common stockholders ($0.8375 per share)	—	—	—	—	—	—	—	(18,347)	(18,347)
Balance at June 30, 2020	—	$—	22,726,141	$227	$500,477	$26,180	$(13,969)	$(125,812)	$387,103

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019
(Unaudited; Dollars in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid in Capital	Cumulative Net Income	Accumulated Other Comprehensive (Loss) Income	Cumulative Dividends	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2019	—	—	18,862,792	$189	$342,654	$10,628	$(642)	$(83,146)	$269,683
Issuance of common stock, net of issuance costs	—	—	497,453	5	18,363	—	—	—	18,368
Stock-based compensation	—	—	40,999	—	896	—	—	—	896
Unrecognized loss on cash flow hedges	—	—	—	—	—	—	(4,032)	—	(4,032)
Reclassification adjustment for losses included in net income (interest expense)	—	—	—	—	—	—	(95)	—	(95)
Net income	—	—	—	—	—	2,066	—	—	2,066
Dividends to common stockholders ($0.41 per share)	—	—	—	—	—	—	—	(7,766)	(7,766)
Balance at June 30, 2019	—	$—	19,401,244	$194	$361,913	$12,694	$(4,769)	$(90,912)	$279,120

Balance at December 31, 2018	—	$—	18,634,502	$186	$337,180	$9,178	$633	$(75,518)	$271,659
Issuance of common stock, net of issuance costs	—	—	641,053	7	22,985	—	—	—	22,992
Stock-based compensation	—	—	125,689	1	1,748	—	—	—	1,749
Unrecognized loss on cash flow hedges	—	—	—	—	—	—	(5,245)	—	(5,245)
Reclassification adjustment for losses included in net income (interest expense)	—	—	—	—	—	—	(157)	—	(157)
Net income	—	—	—	—	—	3,516	—	—	3,516
Dividends to common stockholders ($0.8175 per share)	—	—	—	—	—	—	—	(15,394)	(15,394)
Balance at June 30, 2019	—	$—	19,401,244	$194	$361,913	$12,694	$(4,769)	$(90,912)	$279,120

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$8,626	$3,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,178	10,545
Other amortization	(224)	294
Stock-based compensation	2,082	1,749
Straight-line rent receivable	(1,604)	(749)
Loss on sale of real estate	313	—
Deferred income tax expense	20	27
Changes in operating assets and liabilities:
Other assets	(119)	(1,087)
Accounts payable and accrued liabilities	1,089	114
Other liabilities	1,386	(26)
Net cash provided by operating activities	23,747	14,383

INVESTING ACTIVITIES
Acquisitions of real estate	(57,890)	(63,449)
Proceeds from sale of real estate	248	—
Acquisition of note receivable	(1,750)	—
Proceeds from the repayment of notes receivable	6,910	320
Capital expenditures on existing real estate properties	(3,081)	(1,654)
Net cash used in investing activities	(55,563)	(64,783)

FINANCING ACTIVITIES
Net borrowings (repayments) on revolving credit facility	3,000	(24,000)
Term loan borrowings	—	75,000
Mortgage note repayments	(53)	(52)
Dividends paid	(18,347)	(15,394)
Proceeds from issuance of common stock	50,579	23,172
Equity issuance costs	(139)	(180)
Debt issuance costs	—	(1,273)
Net cash provided by financing activities	35,040	57,273
Increase in cash and cash equivalents and restricted cash	3,224	6,873
Cash and cash equivalents and restricted cash, beginning of period	2,023	2,392
Cash and cash equivalents and restricted cash, end of period	$5,247	$9,265

Supplemental Cash Flow Information:
Interest paid	$3,110	$2,781
Invoices accrued for construction, tenant improvement and other capitalized costs	$707	$29
Reclassification between accounts and notes receivable	$—	$45
Reclassification of registration statement costs incurred in prior year to equity issuance costs	$95	$187
Decrease in fair value of cash flow hedges	$(10,193)	$(5,245)
Income taxes paid	$31	$—
See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Business Overview
Community Healthcare Trust Incorporated (the ‘‘Company’’, ‘‘we’’, ‘‘our’’) was organized in the State of Maryland on March 28, 2014. The Company is a fully-integrated healthcare real estate company that owns and acquires real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers. As of June 30, 2020, the Company had investments of approximately $664.7 million in 131 real estate properties, located in 33 states, totaling approximately 2.8 million square feet in the aggregate. Any references to square footage or occupancy percentages, and any amounts derived from these values in these notes to the condensed consolidated financial statements, are outside the scope of our independent registered public accounting firm's review.

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

A novel strain of coronavirus (SARS-CoV-2) was first identified in late 2019, and subsequently declared a global pandemic by the World Health Organization ("COVID-19"). The Company considered the impact of the COVID-19 on the assumptions and estimates used for the three and six months ended June 30, 2020. The full extent of the future impacts of COVID-19 on the Company's operations is uncertain. A prolonged outbreak could have a material adverse impact on the financial results and business operations of the Company.

During the second quarter of 2020, the Company has provided lease concessions to certain tenants in response to the impact of COVID-19, in the form of rent deferrals. The Company has made an election to account for such lease concessions consistent with how those concessions would be accounted for under the current leasing guidance if enforceable rights and obligations for those concessions had already existed in the leases. This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in our rights as lessor, including concessions that result in the total payments required by the modified lease being substantially the same as or less than total payments required by the original lease.

All of the Company’s concessions to date provide for a deferral of payments with no substantive changes to the consideration in the original lease. These deferrals affect the timing, but not the amount, of the lease payments. The Company is accounting for these deferrals as if no changes to the lease were made. Under this accounting, the Company increases its lease receivable as tenant payments accrue and continues to recognize rental income. As of July 31, 2020, the Company has entered into, or anticipates entering into, deferral agreements with up to approximately 20 tenants representing less than one percent of our annualized rent. Pursuant to these agreements, the tenants are generally required to repay the deferred amounts in equal monthly installments during the third and fourth quarters of 2020.

Notes to Condensed Consolidated Financial Statements - Continued

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

	Balance as of June 30,
(Dollars in thousands)	2020	2019
Cash and cash equivalents	$4,896	$9,031
Restricted cash	351	234
Cash, cash equivalents and restricted cash	$5,247	$9,265

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES" Act) was enacted into law and was immediately effective. The CARES Act includes several tax provisions that allow for the carryback of net operating losses, provides relief from the taxable income limitation on the use of net operating losses carried forward, increases the business interest limitation from 30% to 50%, makes technical corrections to tax depreciation methods for qualified improvement property, and provides payroll tax credits and for the deferral of employer social security payments. The Company does not believe that there have been or will be material impacts to its income taxes related to the CARES Act. The Company will continue to evaluate the tax impact of the CARES Act and any guidance provided by the U.S. Treasury and Internal Revenue Service.

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

Notes to Condensed Consolidated Financial Statements - Continued

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

Future minimum lease payments under the non-cancelable operating leases due the Company for the years ending December 31, as of June 30, 2020, are as follows (in thousands):

2020 (six months ending December 31)	$30,417
2021	58,659
2022	55,024
2023	49,996
2024	46,867
2025 and thereafter	299,485
$540,448

Straight-line rental income
Rental income is recognized as earned over the life of the lease agreement on a straight-line basis when collection of rental payments over the term of the lease is probable. Straight-line rent included in rental income was approximately $0.7 million and $0.4 million, respectively, for the three months ended June 30, 2020 and 2019. Straight-line rent included in rental income was approximately $1.6 million and $0.7 million, respectively, for the six months ended June 30, 2020 and 2019.

Notes to Condensed Consolidated Financial Statements - Continued

Deferred revenue
Income received but not yet earned is deferred until such time it is earned. Deferred revenue, included in other liabilities on the Condensed Consolidated Balance Sheet, was approximately $2.1 million and $2.0 million, respectively, at June 30, 2020 and December 31, 2019.

Security Deposits
As of June 30, 2020 and December 31, 2019, the Company held approximately $4.1 million and $3.5 million, respectively, in security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon the security deposits if there are any defaults under the leases.

Note 3. Real Estate Acquisitions and Dispositions

2020 Real Estate Acquisitions
During the second quarter of 2020, the Company acquired seven real estate properties and a land parcel adjacent to one of our existing properties to be used for additional parking. Upon acquisition, the real estate properties were 100% leased in the aggregate with lease expirations through 2035. Amounts reflected in revenues and net income for these properties for the three months ended June 30, 2020 were approximately $0.1 million and four thousand dollars, respectively, and transaction costs totaling approximately $0.4 million were capitalized relating to these property acquisitions.

During the first quarter of 2020, the Company acquired six real estate properties. Upon acquisition, the properties were 98.2% leased in the aggregate with lease expirations through 2035. Amounts reflected in revenues and net income for these properties for the six months ended June 30, 2020 were approximately $1.4 million and $0.8 million, respectively, and transaction costs totaling approximately $0.2 million were capitalized relating to these property acquisitions.

Location	Property Type (1)	Date Acquired	Purchase Price	Cash Consideration	Real Estate	Other (2)	Square Footage
			(000's)	(000's)	(000's)	(000's)
San Antonio, TX	MOB	01/27/20	$4,003	$4,022	$4,036	$(14)	13,500
San Antonio, TX	MOB	01/27/20	1,931	1,955	1,961	(6)	6,500
Decatur, AL	MOB	02/18/20	5,784	5,792	5,777	15	35,943
Ramona, CA	SC	03/13/20	4,100	4,124	4,143	(19)	11,300
Cuero, TX	SC	03/18/20	2,153	2,174	2,207	(33)	15,515
Rogers, AR	IRF	03/27/20	19,000	18,317	19,042	(725)	38,817
Oak Lawn, IL (land)	MOB	04/20/20	400	403	421	(18)	—
Germantown, TN	SC	04/29/20	3,900	3,949	3,949	—	10,600
Westlake, OH	SC	06/05/20	2,443	2,456	2,487	(31)	15,057
Columbus, IN (3)	SC	06/05/20	1,813	1,828	1,787	41	13,969
Niceville, FL	MOB	06/15/20	2,294	2,340	2,344	(4)	10,250
Greensburg, PA	MOB	06/16/20	3,389	3,484	3,497	(13)	15,650
Gardendale, AL	MOB	06/24/20	2,948	2,935	2,878	57	12,956
Prattville, AL	MOB	06/24/20	4,091	4,111	4,078	33	13,319
			$58,249	$57,890	$58,607	$(717)	213,376

(1) MOB - Medical Office Building; SC - Specialty Center; IRF - Inpatient Rehabilitation Facility
(2) Includes, but is not limited to, above- and below-market lease intangibles, liabilities assumed, and security deposits.
(3) The Company assumed a ground lease in connection with this acquisition that is classified as an operating lease. The present value of future lease payments and the right-of-use asset, each totaling approximately $0.2 million, are included in other liabilities and other assets, respectively, on the Company's Condensed Consolidated Balance Sheets.

Notes to Condensed Consolidated Financial Statements - Continued

The following table summarizes the relative fair values of the assets acquired and liabilities assumed in the property acquisitions for the six months ended June 30, 2020.

	Relative Fair Value	Estimated Useful Life
	(in thousands)	(in years)
Land and land improvements	$11,323	8.5
Building and building improvements	41,709	30.2
Intangibles:
At-market lease intangibles	5,575	5.4
Above-market lease intangibles	292	4.8
Below-market lease intangibles	(111)	3.1
Total intangibles	5,756
Accounts receivable and other assets assumed	247
Accounts payable, accrued liabilities and other liabilities assumed	(807)
Prorated rent, interest and operating expense reimbursement amounts collected	(338)
Total cash consideration	$57,890

2020 Real Estate Disposition
During the second quarter of 2020, the Company sold a land parcel related to one of its properties for approximately $0.3 million and recognized a loss on sale of approximately $0.3 million.

Note 4. Debt, net

The table below details the Company's debt as of June 30, 2020 and December 31, 2019.

	Balance as of
(Dollars in thousands)	June 30, 2020	December 31, 2019	Maturity Dates

Revolving Credit Facility	$18,000	$15,000	3/23
A-1 Term Loan, net	49,871	49,833	3/22
A-2 Term Loan, net	49,801	49,775	3/24
A-3 Term Loan, net	74,479	74,433	3/26
Mortgage Note Payable, net	5,158	5,202	5/24
	$197,309	$194,243

The Company's second amended and restated credit facility (the "Credit Facility") is by and among Community Healthcare OP, LP, the Company, and a syndicate of lenders with Truist Bank (formerly SunTrust Bank) serving as Administrative Agent. The Company’s material subsidiaries are guarantors of the obligations under the Credit Facility.

The Credit Facility, as amended, provides for a $150.0 million Revolving Credit Facility and $175.0 million in term loans (the "Term Loans"). The Credit Facility, through the accordion feature, allows borrowings up to a total of $525.0 million including the ability to add and fund additional term loans. The Revolving Credit Facility matures on March 29, 2023 and includes one 12-month option to extend the maturity date of the Revolving Credit Facility, subject to the satisfaction of certain conditions. The Term Loans include a five-year term loan facility in the aggregate principal amount of $50.0 million (the "A-1 Term Loan"), which matures on March 29, 2022, a seven-year

Notes to Condensed Consolidated Financial Statements - Continued

term loan facility in the aggregate principal amount of $50.0 million (the "A-2 Term Loan"), which matures on March 29, 2024, and a seven-year, term loan facility in the aggregate principal amount of $75.0 million (the "A-3 Term Loan"), which matures on March 29, 2026.

Amounts outstanding under the Revolving Credit Facility, as amended, bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 1.25% to 1.90% or (ii) a base rate plus 0.25% to 0.90% in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.25% of the amount of the unused portion of the Revolving Credit Facility if amounts borrowed are greater than 33.3% of the borrowing capacity under the Revolving Credit Facility and 0.35% of the unused portion of the Revolving Credit Facility if amounts borrowed are less than or equal to 33.3% of the borrowing capacity under the Revolving Credit Facility. The Company had $18.0 million outstanding under the Revolving Credit Facility with a 2.06% weighted average interest rate at June 30, 2020, and a borrowing capacity remaining of approximately $132.0 million at June 30, 2020.

Amounts outstanding under the Term Loans, as amended, bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 1.25% to 2.30% or (ii) a base rate plus 0.25% to 1.30%, in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.35% of the amount of the unused portion of the Term Loans. The Company has entered into interest rate swaps to fix the interest rates on the Term Loans. See Note 5 for more details on the interest rate swaps. At June 30, 2020, the Company had drawn the full $175.0 million under the Term Loans which had a fixed weighted average interest rate under the swaps of approximately 4.569%.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. The Company was in compliance with its financial covenants under its Credit Facility as of June 30, 2020.

Note 5. Derivative Financial Instruments

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

As of June 30, 2020, the Company had seven outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk for notional amounts totaling $175.0 million. The table below presents the fair value of

Notes to Condensed Consolidated Financial Statements - Continued

the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019.

	Asset Derivatives Fair Value at			Liability Derivatives Fair Value at
	June 30, 2020	December 31, 2019	Balance Sheet Classification	June 30, 2020	December 31, 2019	Balance Sheet Classification
Interest rate swaps	$—	$—	Other assets	$13,969	$4,808	Other Liabilities

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss ("AOCI") and are subsequently reclassified to interest expense in the period that the hedged forecasted transaction affects earnings.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s Term Loans. During the next twelve months, the Company estimates that an additional $3.7 million will be reclassified from AOCI as an increase to interest expense.

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Amount of unrealized loss recognized in OCI on derivative	$(1,317)	$(4,032)	$(10,193)	$(5,245)
Amount of loss (gain) reclassified from AOCI into interest expense	$774	$(95)	$1,032	$(157)
Total interest expense presented in the Condensed Consolidated Statements of Income in which the effects of the cash flow hedges are recorded	$2,183	$2,251	$4,432	$4,305

Credit-risk-related Contingent Features
As of June 30, 2020, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $14.5 million. As of June 30, 2020, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of approximately $14.5 million at June 30, 2020.

Note 6. Stockholders’ Equity

Common Stock
The following table provides a reconciliation of the beginning and ending common stock balances for the six months ended June 30, 2020 and for the year ended December 31, 2019:

	Six Months Ended June 30, 2020	Year Ended December 31, 2019
Balance, beginning of period	21,410,578	18,634,502
Issuance of common stock	1,189,545	2,554,247
Restricted stock-based awards	126,018	221,829
Balance, end of period	22,726,141	21,410,578

ATM Program
On November 5, 2019, the Company entered into an Amended and Restated Sales Agency Agreement ("Amended and Restated Sales Agreement") for its at-the-market offering program ("ATM Program") with Sandler O’Neill & Partners, L.P., Evercore Group L.L.C., SunTrust Robinson Humphrey, Inc., BB&T Capital Markets, a division of

Notes to Condensed Consolidated Financial Statements - Continued

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

The Company's activity under the ATM Program for the three and six months ended June 30, 2020 is detailed in the table below. As of June 30, 2020, the Company had approximately $251.6 million remaining that may be issued under the ATM Program.

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Shares issued	578,759	1,189,545
Net proceeds received (in millions)	$23.7	$50.6
Average gross sales price per share	$41.70	$43.39

Note 7. Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share for the three and six months ended June 30, 2020 and 2019, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2020	2019	2020	2019
Net income	$4,526	$2,066	$8,626	$3,516
Participating securities' share in earnings	(432)	(351)	(855)	(652)
Net income, less participating securities' share in earnings	$4,094	$1,715	$7,771	$2,864

Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	22,285,565	19,055,110	22,008,998	18,896,274
Unvested restricted shares	(1,021,990)	(809,442)	(1,009,901)	(795,301)
Weighted average Common Shares outstanding–Basic	21,263,575	18,245,668	20,999,097	18,100,973
Dilutive potential common shares	—	—	—	—
Weighted average Common Shares outstanding –Diluted	21,263,575	18,245,668	20,999,097	18,100,973

Basic Net Income per Common Share	$0.19	$0.09	$0.37	$0.16

Diluted Net Income per Common Share	$0.19	$0.09	$0.37	$0.16

Note 8. Incentive Plan

A summary of the activity under the Company's 2014 Incentive Plan, as amended, for the three and six months ended June 30, 2020 and 2019 is included in the table below, as well as compensation expense recognized from the amortization of the value of shares over the applicable vesting periods.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Stock-based awards, beginning of period	1,013,797	794,177	909,892	709,487
Stock in lieu of compensation	5,510	15,004	55,755	57,529
Stock awards	16,603	25,995	70,263	68,160
Total stock granted	22,113	40,999	126,018	125,689
Vested shares	(15,910)	(21,424)	(15,910)	(21,424)
Stock-based awards, end of period	1,020,000	813,752	1,020,000	813,752
Amortization expense	$1,070	$899	$2,090	$1,752

Note 9. Other Assets, net

Other assets, net on the Company's Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019 are detailed in the table below.

	Balance as of
(Dollars in thousands)	June 30, 2020	December 31, 2019
Notes receivable	$18,340	$23,500
Lease and interest receivables	2,821	3,021
Straight-line rent receivables	6,885	5,267
Prepaid assets	602	488
Deferred financing costs, net	586	693
Leasing commissions, net	980	875
Deferred tax asset	575	595
Above-market intangible assets, net	414	144
Right-of-use leased asset	385	139
Other	480	457
	$32,068	$35,179

The Company's notes receivable at June 30, 2020 included:

•
a loan with a borrower totaling $17.8 million which is secured by all assets and ownership interests in the operations of seven long-term acute care hospitals and one inpatient rehabilitation hospital owned by the borrower. The note matures on December 31, 2025 and bear interest at 9% per annum. The Company also has a $3.0 million revolving credit facility with the borrower that they can draw on which matures on January 1, 2026.

•
a $2.5 million loan, acquired by the Company for $1.75 million, to help facilitate the bankruptcy filing of a borrower. The Company subsequently received a payment of $1.2 million on the note and had a carrying balance of $0.6 million at June 30, 2020 which is secured by all assets and personal property of the borrower. The note is due on demand and bears interest at 10% per annum.

The Company identified the borrowers of these notes as variable interest entities ("VIEs"), but management determined that the Company was not the primary beneficiary of the VIEs because we lack either directly or through related parties any material impact in the activities that impact the borrowers' economic performance. We are not obligated to provide support beyond our stated commitment to the borrowers, and accordingly our maximum exposure to loss as a result of this relationship is limited to the amount of our outstanding notes receivable. The VIEs that we have identified at June 30, 2020 are summarized in the table below.

Classification	Carrying Amount (in millions)	Maximum Exposure to Loss (in millions)
Note receivable	$17.8	$17.8
Note receivable	$0.6	$0.6

Note 10. Fair Value of Financial Instruments

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

The table below details the fair values and carrying values for our notes receivable, interest rate swaps, and mortgage note payable at June 30, 2020 and December 31, 2019, using level 2 inputs.

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable	$18,340	$17,940	$23,500	$23,399
Interest rate swap liability	$13,969	$13,969	$4,808	$4,808
Mortgage note payable	$5,235	$5,524	$5,288	$5,351

Note 11. Subsequent Events

Dividend Declared
On August 3, 2020, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.4225 per share. The dividend is payable on August 28, 2020 to stockholders of record on August 17, 2020.

Notes to Condensed Consolidated Financial Statements - Continued

Highland Update
On July 1, 2020, the bankruptcy sale of Highland Hospital was completed and the operator who had been managing the facility acquired its operations and entered into a lease with the Company.
The Company provided debtor in possession financing (the “DIP”) to facilitate the sale and, as of the closing of the sale, had an approximately $1.2 million net payable. In addition, the Company continued to have a net investment of $550,000 in a separate note (the “Note”), secured by all assets of Highland Hospital.
As of the date of this filing, the DIP and the Note have been combined into a single net receivable balance of approximately $1.4 million.

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

COVID-19 pandemic
Many healthcare providers have been impacted by the COVID-19 pandemic. Some of them were unable to see patients for a period of time; others have seen a reduced number of elective procedures and/or patient visits; while others have experienced limited impact, or have even seen improved cash flows from either increases in census or from government funding.
As of July 31, 2020, the Company has entered into, or anticipates entering into, deferral agreements with up to approximately 20 tenants representing less than one percent of our annualized rent. Pursuant to these agreements, the tenants are generally required to repay the deferred amounts in equal monthly installments during the third and fourth quarters of 2020.

Real estate acquisitions
During the first six months of 2020, the Company acquired 13 real estate properties totaling approximately 213,000 square feet and acquired a land parcel adjacent to one of our existing properties to be used for additional parking for an aggregate purchase price of approximately $58.2 million and cash consideration of approximately $57.9 million. Upon acquisition, the properties were 99.0% leased in the aggregate with lease expirations through 2035. See Note 3 to the Condensed Consolidated Financial Statements for more details on these acquisitions.

Acquisition Pipeline
The Company has two properties under definitive purchase agreements for an aggregate expected purchase price of approximately $2.6 million and expected aggregate returns of approximately 9.3%. The Company expects to close on these properties in the third quarter of 2020; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

The Company has three properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $68.0 million. The Company's expected aggregate returns on these investments range from approximately 9.5% to 11.0%. The Company expects to close on one of these properties in the fourth quarter and the other two through the middle of 2021; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

Leased square footage
As of June 30, 2020, our real estate portfolio was approximately 89.5% leased. During the first six months of 2020, we had expiring or terminated leases related to approximately 74,000 square feet, and we leased or renewed leases relating to approximately 107,000 square feet.

Highland Update
On July 1, 2020, the bankruptcy sale of Highland Hospital was completed and the operator who had been managing the facility acquired its operations and entered into a lease with the Company.
The Company provided debtor in possession financing (the “DIP”) to facilitate the sale and, as of the closing of the sale, had an approximately $1.2 million net payable. In addition, the Company continued to have a net investment of $550,000 in a separate note (the “Note”), secured by all assets of Highland Hospital.
As of the date of this filing, the DIP and the Note have been combined into a single net receivable balance of approximately $1.4 million.
The Company expects this receivable to be repaid in the next few months, as well as other amounts previously owed to the Company. However, the Company cannot provide assurance as to the timing or whether the receivable and other amounts will be received.
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

Results of Operations
The Company's results of operations for the three and six months ended June 30, 2020 compared to the same period in 2019 have most significantly been impacted by its real estate acquisitions. As of June 30, 2020 and 2019, the Company had investments in real estate properties totaling approximately $664.7 million and $511.6 million, respectively.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
The table below shows our results of operations for the three months ended June 30, 2020 compared to the same period in 2019 and the effect of changes in those results from period to period on our net income.

	Three Months Ended June 30,		Increase (decrease) to Net income
(dollars in thousands)	2020	2019	$	%
REVENUES
Rental income	$17,830	$13,361	$4,469	33.4%
Other operating interest	450	955	(505)	(52.9)%
	18,280	14,316	3,964	27.7%
EXPENSES
Property operating	3,223	2,993	(230)	(7.7)%
General and administrative	1,919	1,776	(143)	(8.1)%
Depreciation and amortization	6,119	5,299	(820)	(15.5)%
	11,261	10,068	(1,193)	(11.8)%
OTHER INCOME (EXPENSE)
Loss on sale of real estate	(313)	—	(313)	n/m
Interest expense	(2,183)	(2,251)	68	3.0%
Other income	3	69	(66)	(95.7)%
	(2,493)	(2,182)	(311)	(14.3)%
NET INCOME	$4,526	$2,066	$2,460	119.1%
n/m - not meaningful

Revenues
Revenues increased approximately $4.0 million, or 27.7%, for the three months ended June 30, 2020 compared to the same period in 2019 mainly due to acquisitions of real estate, offset partially by reduced interest income from repayments on certain notes receivable.

Expenses
Property operating expenses increased approximately $0.2 million, or 7.7%, for the three months ended June 30, 2020 compared to the same period in 2019 mainly due to acquisitions of real estate.

General and administrative expenses increased approximately $0.1 million, or 8.1%, for the three months ended June 30, 2020 compared to the same period in 2019 due mainly to compensation-related expenses related to the addition of employees, including the non-cash amortization of non-vested restricted common shares, of approximately $0.4 million. These increases were offset partially by a reduction in professional fees, including the reduction in and reimbursement of legal fees related to the Highland Hospital bankruptcy, of approximately $0.2 million and a reduction in state income and other taxes of approximately $0.1 million.

Depreciation and amortization expense increased approximately $0.8 million, or 15.5%, for the three months ended June 30, 2020 compared to the same period in 2019. Acquisitions accounted for an increase of approximately $1.3 million, offset by a decrease of approximately $0.5 million in amortization due to fully amortized real estate lease intangibles which generally have a shorter depreciable life than a building.

Loss on sale of real estate
During the second quarter of 2020, the Company sold a land parcel related to one of its properties for approximately $0.3 million and recognized a loss on sale of approximately $0.3 million.

Interest expense
Interest expense decreased approximately $0.1 million, or 3.0%, for the three months ended June 30, 2020 compared to the same period in 2019 due mainly to a lower weighted average interest rate on the Revolving Credit Facility in the second quarter of 2020, offset partially by a higher weighted average debt balance in the second quarter of 2020 compared to the same period in 2019.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
The table below shows our results of operations for the six months ended June 30, 2020 compared to the same period in 2019 and the effect of changes in those results from period to period on our net income.

	Six Months Ended June 30,		Increase (decrease) to Net income
(dollars in thousands)	2020	2019	$	%
REVENUES
Rental income	$35,258	$26,259	$8,999	34.3%
Other operating interest	958	1,498	(540)	(36.0)%
	36,216	27,757	8,459	30.5%
EXPENSES
Property operating	6,566	6,068	(498)	(8.2)%
General and administrative	4,111	3,561	(550)	(15.4)%
Depreciation and amortization	12,178	10,545	(1,633)	(15.5)%
	22,855	20,174	(2,681)	(13.3)%
OTHER INCOME (EXPENSE)
Loss on sale of real estate	(313)	—	(313)	n/m
Interest expense	(4,432)	(4,305)	(127)	(3.0)%
Other income	10	238	(228)	(95.8)%
	(4,735)	(4,067)	(668)	(16.4)%
NET INCOME	$8,626	$3,516	$5,110	145.3%
n/m - not meaningful

Revenues
Revenues increased approximately $8.5 million, or 30.5%, for the six months ended June 30, 2020 compared to the same period in 2019 mainly due to acquisitions of real estate, offset partially by reduced interest income from repayments on certain notes receivable.

Expenses
Property operating expenses increased approximately $0.5 million, or 8.2%, for the six months ended June 30, 2020 compared to the same period in 2019 mainly due to acquisitions of real estate.

General and administrative expenses increased approximately $0.6 million, or 15.4%, for the six months ended June 30, 2020 compared to the same period in 2019 due mainly to compensation-related expenses and occupancy costs related to the addition of employees, including the non-cash amortization of non-vested restricted common shares, of approximately $0.9 million. These increases were offset partially by a reduction in professional fees, including the reduction in and reimbursement of legal fees related to the Highland Hospital bankruptcy, of approximately $0.1 million and a reduction in state income and other taxes of approximately $0.2 million.

Depreciation and amortization expense increased approximately $1.6 million, or 15.5%, for the six months ended June 30, 2020 compared to the same period in 2019. Acquisitions accounted for an increase of approximately $2.5 million, offset by a decrease of approximately $1.0 million in amortization due to fully amortized real estate lease intangibles which generally have a shorter depreciable life than a building.

Loss on sale of real estate
During the second quarter of 2020, the Company sold a land parcel related to one of its properties for approximately $0.3 million and recognized a loss on sale of approximately $0.3 million.

Interest expense
Interest expense increased approximately $0.1 million, or 3.0%, for the six months ended June 30, 2020 compared to the same period in 2019 due mainly to a higher weighted average debt balance in the first six months of 2020 compared to the same period in 2019, offset partially by a lower weighted average interest rate on the Revolving Credit Facility in the first six months of 2020 compared to the same period in 2019.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, excepts per share amounts)	2020	2019	2020	2019
Net income	$4,526	$2,066	$8,626	$3,516
Real estate depreciation and amortization	6,168	5,340	12,277	10,622
Loss on sale of real estate	313	—	313	—
Total adjustments	6,481	5,340	12,590	10,622
Funds from Operations	$11,007	$7,406	$21,216	$14,138
Funds from Operations per Common Share-Basic	$0.52	$0.41	$1.01	$0.78
Funds from Operations per Common Share-Diluted	$0.51	$0.40	$0.98	$0.76
Weighted Average Common Shares Outstanding-Basic	21,263,575	18,245,668	20,999,097	18,100,973
Weighted Average Common Shares Outstanding-Diluted (1)	21,749,994	18,684,916	21,557,798	18,530,138
___________________
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

The Company's Credit Facility, as amended, provides for a $150.0 million Revolving Credit Facility and $175.0 million in Term Loans, as well as an accordion feature which allows borrowings up to a total of $525.0 million, including the ability to add and fund additional term loans. Note 4 to the Condensed Consolidated Financial Statements provides more details on the Company's Credit Facility. At June 30, 2020, the Company had borrowed $175.0 million in Term Loans and had borrowing capacity remaining under the Revolving Credit Facility of approximately $132.0 million.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. Also, the Company’s current financing policy prohibits aggregate debt (secured or unsecured) in excess of 40% of the Company's total capitalization, except for short-term, transitory periods. At June 30, 2020, our debt to total capitalization ratio (debt plus stockholders' equity plus accumulated depreciation) was approximately 29.3%. The Company was in compliance with its financial covenants under its Credit Facility as of June 30, 2020.

Acquisition Pipeline
The Company has two properties under definitive purchase agreements for an aggregate expected purchase price of approximately $2.6 million and expected aggregate returns of approximately 9.3%. The Company expects to close on these properties in the third quarter of 2020; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

The Company has three properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $68.0 million. The Company's expected aggregate returns on these investments range from approximately 9.5% to 11.0%. The Company expects to close on one of these properties in the fourth quarter and the other two through the middle of 2021; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

The Company anticipates funding these investments with cash from operations, through proceeds from its Credit Facility or from net proceeds from additional debt or equity offerings.

Other Contractual Obligations
Subject to Company approval, we may fund or reimburse tenants for tenant improvements, which are allowed for in certain leases, of up to approximately $3.2 million as of June 30, 2020.

The Company has also entered into contracts regarding certain capital expenditures totaling approximately $1.5 million as of June 30, 2020. Reimbursement of these expenditures by our tenants will be determined by each tenant's lease.

The Company has ground lease obligations relating to two properties, with total obligations of approximately $0.6 million with maturities through 2054.

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

Operating Activities
Cash flows provided by operating activities for the six months ended June 30, 2020 and 2019 were approximately $23.7 million and $14.4 million, respectively. Cash flows provided by operating activities were generally provided by contractual rents, net of expenses, on our real estate property portfolio.

Investing Activities
Cash flows used in investing activities for the six months ended June 30, 2020 and 2019 were approximately $55.6 million and $64.8 million, respectively. During the six months ended June 30, 2020, the Company invested in 13 properties for an aggregate cash consideration of approximately $57.9 million and acquired a $2.5 million note for $1.8 million. Also, during the six months ended June 30, 2020, the Company received payments on its notes receivable totaling $6.9 million and funded capital expenditures on its existing portfolio totaling approximately $3.1 million.

During the six months ended June 30, 2019, the Company invested in five properties for an aggregate cash consideration of approximately $63.4 million, received payments on its notes receivable totaling $0.3 million, and funded capital expenditures on its existing portfolio totaling approximately $1.7 million.

Financing Activities
Cash flows provided by financing activities for the six months ended June 30, 2020 and 2019 were approximately $35.0 million and $57.3 million, respectively. During the six months ended June 30, 2020, the Company borrowed $3.0 million under its Credit Facility, sold shares under its ATM Program and received proceeds of approximately $50.6 million, and paid dividends totaling $18.3 million.

During the six months ended June 30, 2019, the Company amended its Credit Facility which provided an additional $75.0 million Term Loan. The proceeds from the Term Loan were used to pay down the outstanding balance under the Company's Revolving Credit Facility, contributing to the net $24.0 million repayment on the Revolving Credit Facility. The Company also sold shares under its ATM Program and received proceeds of approximately $23.2 million, and paid dividends totaling $15.4 million.

Security Deposits
As of June 30, 2020, the Company held approximately $4.1 million in security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the

Company may, at its discretion and upon notification to the tenant, draw upon the security deposits if there are any defaults under the leases.

Dividends
The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT.

On August 3, 2020, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.4225 per share. The dividend is payable on August 28, 2020 to stockholders of record on August 17, 2020. This rate equates to an annualized dividend of $1.69 per share.

The ability of the Company to pay dividends is dependent upon its ability to generate cash flows and to make accretive new investments.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We may use certain derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We will not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based on a notional amount of principal. Under the most common form of interest rate swap, known from our perspective as a floating-to-fixed interest rate swap, a series of floating, or variable, rate payments on a notional amount of principal is exchanged for a series of fixed interest rate payments on such notional amount. During the six months ended June 30, 2020, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Changes In Internal Control Over Financial Reporting
There were no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, an investor should consider the risk factors included in its Annual Report on Form 10-K for the year ended December 31, 2019, its Quarterly Report on Form 10-Q for the three months ended March 31, 2020, and other reports that may be filed by the Company.

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
Date: August 4, 2020

COMMUNITY HEALTHCARE TRUST INCORPORATED

By:	/s/ Timothy G. Wallace
Timothy G. Wallace
Chief Executive Officer and President

By:	/s/ David H. Dupuy
David H. Dupuy
Executive Vice President and Chief Financial Officer