Form 10-Q
period 2020-09-30
Community Healthcare Trust Inc
filed 2020-11-03
CIK 1631569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37401

Community Healthcare Trust Incorporated
(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-5212033
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
Yes  ☐     No ☒
The Registrant had 23,429,998 shares of Common Stock, $0.01 par value per share, outstanding as of October 30, 2020.

COMMUNITY HEALTHCARE TRUST INCORPORATED
FORM 10-Q
September 30, 2020

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	(Unaudited)
	September 30, 2020	December 31, 2019
ASSETS
Real estate properties
Land and land improvements	$80,123	$68,129
Buildings, improvements, and lease intangibles	586,978	534,503
Personal property	241	220
Total real estate properties	667,342	602,852
Less accumulated depreciation	(95,993)	(77,523)
Total real estate properties, net	571,349	525,329
Cash and cash equivalents	12,158	1,730
Restricted cash	340	293
Other assets, net	31,825	35,179
Total assets	$615,672	$562,531

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Debt, net	$179,342	$194,243
Accounts payable and accrued liabilities	5,800	3,606
Other liabilities	20,909	11,271
Total liabilities	206,051	209,120

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 450,000,000 shares authorized; 23,407,498 and 21,410,578 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	234	214
Additional paid-in capital	526,636	447,916
Cumulative net income	31,391	17,554
Accumulated other comprehensive loss	(13,135)	(4,808)
Cumulative dividends	(135,505)	(107,465)
Total stockholders’ equity	409,621	353,411
Total liabilities and stockholders' equity	$615,672	$562,531

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(Unaudited; Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES
Rental income	$18,939	$15,718	$54,197	$41,977
Other operating interest	405	541	1,363	2,039
	19,344	16,259	55,560	44,016

EXPENSES
Property operating	3,563	3,327	10,129	9,395
General and administrative	2,211	2,041	6,322	5,602
Depreciation and amortization	6,295	5,774	18,473	16,319
	12,069	11,142	34,924	31,316

OTHER INCOME (EXPENSE)
Loss on sale of real estate	—	—	(313)	—
Interest expense	(2,064)	(2,483)	(6,496)	(6,788)
Interest and other income, net	—	13	10	251
	(2,064)	(2,470)	(6,799)	(6,537)
NET INCOME	$5,211	$2,647	$13,837	$6,163

NET INCOME PER COMMON SHARE:
Net income per common share – Basic	$0.22	$0.12	$0.59	$0.28
Net income per common share – Diluted	$0.22	$0.12	$0.59	$0.28
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC	21,866,163	18,832,902	21,290,228	18,347,630
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-DILUTED	21,866,163	18,832,902	21,290,228	18,347,630

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(Unaudited; Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

NET INCOME	$5,211	$2,647	$13,837	$6,163
Other comprehensive income (loss):
Decrease in fair value of cash flow hedges	(99)	(2,060)	(10,292)	(7,305)
Reclassification for amounts recognized as interest expense	933	3	1,965	(154)
Total other comprehensive income (loss)	834	(2,057)	(8,327)	(7,459)
COMPREHENSIVE INCOME (LOSS)	$6,045	$590	$5,510	$(1,296)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020
(Unaudited; Dollars in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid in Capital	Cumulative Net Income	Accumulated Other Comprehensive (Loss) Income	Cumulative Dividends	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2020	—	$—	22,726,141	$227	$500,477	$26,180	$(13,969)	$(125,812)	$387,103
Issuance of common stock, net of issuance costs	—	—	536,839	5	24,885	—	—	—	24,890
Stock-based compensation	—	—	144,518	2	1,274	—	—	—	1,276
Unrecognized loss on cash flow hedges	—	—	—	—	—	—	(99)	—	(99)
Reclassification adjustment for losses included in net income (interest expense)	—	—	—	—	—	—	933	—	933
Net income	—	—	—	—	—	5,211	—	—	5,211
Dividends to common stockholders ($0.4225 per share)	—	—	—	—	—	—	—	(9,693)	(9,693)
Balance at September 30, 2020	—	$—	23,407,498	$234	$526,636	$31,391	$(13,135)	$(135,505)	$409,621

Balance at December 31, 2019	—	$—	21,410,578	$214	$447,916	$17,554	$(4,808)	$(107,465)	$353,411
Issuance of common stock, net of issuance costs	—	—	1,726,384	17	75,365	—	—	—	75,382
Stock-based compensation	—	—	270,536	3	3,355	—	—	—	3,358
Unrecognized loss on cash flow hedges	—	—	—	—	—	—	(10,292)	—	(10,292)
Reclassification adjustment for losses included in net income (interest expense)	—	—	—	—	—	—	1,965	—	1,965
Net income	—	—	—	—	—	13,837	—	—	13,837
Dividends to common stockholders ($1.26 per share)	—	—	—	—	—	—	—	(28,040)	(28,040)
Balance at September 30, 2020	—	$—	23,407,498	$234	$526,636	$31,391	$(13,135)	$(135,505)	$409,621

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(Unaudited; Dollars in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid in Capital	Cumulative Net Income	Accumulated Other Comprehensive (Loss) Income	Cumulative Dividends	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2019	—	—	19,401,244	$194	$361,913	$12,694	$(4,769)	$(90,912)	$279,120
Issuance of common stock, net of issuance costs	—	—	680,309	7	28,333	—	—	—	28,340
Stock-based compensation	—	—	96,140	1	1,001	—	—	—	1,002
Unrecognized loss on cash flow hedges	—	—	—	—	—	—	(2,060)	—	(2,060)
Reclassification adjustment for losses included in net income (interest expense)	—	—	—	—	—	—	3	—	3
Net income	—	—	—	—	—	2,647	—	—	2,647
Dividends to common stockholders ($0.4125 per share)	—	—	—	—	—	—	—	(8,105)	(8,105)
Balance at September 30, 2019	—	$—	20,177,693	$202	$391,247	$15,341	$(6,826)	$(99,017)	$300,947

Balance at December 31, 2018	—	$—	18,634,502	$186	$337,180	$9,178	$633	$(75,518)	$271,659
Issuance of common stock, net of issuance costs	—	—	1,321,362	14	51,318	—	—	—	51,332
Stock-based compensation	—	—	221,829	2	2,749	—	—	—	2,751
Unrecognized loss on cash flow hedges	—	—	—	—	—	—	(7,305)	—	(7,305)
Reclassification adjustment for gain included in net income (interest expense)	—	—	—	—	—	—	(154)	—	(154)
Net income	—	—	—	—	—	6,163	—	—	6,163
Dividends to common stockholders ($1.23 per share)	—	—	—	—	—	—	—	(23,499)	(23,499)
Balance at September 30, 2019	—	$—	20,177,693	$202	$391,247	$15,341	$(6,826)	$(99,017)	$300,947

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$13,837	$6,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,473	16,319
Other amortization	(21)	412
Stock-based compensation	3,358	2,751
Straight-line rent receivable	(2,518)	(1,353)
Loss on sale of real estate	313	—
Deferred income tax expense	40	9
Changes in operating assets and liabilities:
Other assets	137	(1,889)
Accounts payable and accrued liabilities	1,420	723
Other liabilities	764	52
Net cash provided by operating activities	35,803	23,187

INVESTING ACTIVITIES
Acquisitions of real estate	(58,945)	(115,624)
Proceeds from sale of real estate	248	—
Net funding of notes receivable	(1,902)	—
Proceeds from the repayment of notes receivable	7,760	752
Capital expenditures on existing real estate properties	(4,706)	(3,461)
Net cash used in investing activities	(57,545)	(118,333)

FINANCING ACTIVITIES
Net repayments on revolving credit facility	(15,000)	(6,750)
Term loan borrowings	—	75,000
Mortgage note repayments	(80)	(77)
Dividends paid	(28,040)	(23,499)
Proceeds from issuance of common stock	75,516	51,640
Equity issuance costs	(179)	(308)
Debt issuance costs	—	(1,304)
Net cash provided by financing activities	32,217	94,702
Increase in cash and cash equivalents and restricted cash	10,475	(444)
Cash and cash equivalents and restricted cash, beginning of period	2,023	2,392
Cash and cash equivalents and restricted cash, end of period	$12,498	$1,948

Supplemental Cash Flow Information:
Interest paid	$6,223	$6,380
Invoices accrued for construction, tenant improvement and other capitalized costs	$663	$270
Reclassification between accounts and notes receivable	$—	$45
Reclassification of registration statement costs incurred in prior year to equity issuance costs	$150	$321
Decrease in fair value of cash flow hedges	$(10,292)	$(7,305)
Income taxes paid	$40	$—
See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Business Overview
Community Healthcare Trust Incorporated (the ‘‘Company’’, ‘‘we’’, ‘‘our’’) was organized in the State of Maryland on March 28, 2014. The Company is a fully-integrated healthcare real estate company that owns and acquires real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers. As of September 30, 2020, the Company had investments of approximately $667.3 million in 131 real estate properties, located in 33 states, totaling approximately 2.8 million square feet in the aggregate. Any references to square footage or occupancy percentages, and any amounts derived from these values in these notes to the condensed consolidated financial statements, are outside the scope of our independent registered public accounting firm's review.

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

A novel strain of coronavirus (SARS-CoV-2) was first identified in late 2019, and subsequently declared a global pandemic by the World Health Organization ("COVID-19"). The Company considered the impact of the COVID-19 on the assumptions and estimates used for the three and nine months ended September 30, 2020. The full extent of the future impacts of COVID-19 on the Company's operations is uncertain. A prolonged outbreak could have a material adverse impact on the financial results and business operations of the Company. Through the third quarter of 2020, the Company has provided lease concessions to certain tenants in response to the impact of COVID-19, in the form of rent deferrals. The Company has made an election to account for such lease concessions consistent with how those concessions would be accounted for under the current leasing guidance if enforceable rights and obligations for those concessions had already existed in the leases. This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in our rights as lessor, including concessions that result in the total payments required by the modified lease being substantially the same as or less than total payments required by the original lease. All of the Company’s concessions to date provide for a deferral of payments with no substantive changes to the consideration in the original lease. These deferrals affect the timing, but not the amount, of the lease payments. The Company is accounting for these deferrals as if no changes to the lease were made. Under this accounting, the Company increases its lease receivable as tenant payments accrue and continues to recognize rental income. As of October 31, 2020, the Company has entered into deferral agreements with 18 tenants and anticipates entering into an additional agreement with a tenant, in the aggregate representing less than one percent of our annualized rent. Pursuant to these agreements, the tenants are generally required to repay the deferred amounts in equal monthly installments during the third and fourth quarters of 2020. The Company received substantially all of the installments that were due during the third quarter of 2020.

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

	Balance as of September 30,
(Dollars in thousands)	2020	2019
Cash and cash equivalents	$12,158	$1,724
Restricted cash	340	224
Cash, cash equivalents and restricted cash	$12,498	$1,948

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES" Act) was enacted into law and was immediately effective. The CARES Act includes several tax provisions that allow for the carryback of net operating losses, provides relief from the taxable income limitation on the use of net operating losses carried forward, increases the business interest limitation from 30% to 50%, makes technical corrections to tax depreciation methods for qualified improvement property, and provides payroll tax credits and for the deferral of employer social security payments. We are not aware of any known material impacts to the Company related to the CARES Act.

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

Notes to Condensed Consolidated Financial Statements - Continued
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

Note 2. Real Estate Leases

The Company’s properties are generally leased pursuant to non-cancelable, fixed-term operating leases with expiration dates through 2035. The Company’s leases generally require the lessee to pay minimum rent, with fixed rent renewal terms or increases based on a Consumer Price Index and may also include additional rent, which may include the reimbursement of taxes (including property taxes), insurance, maintenance and other operating costs associated with the leased property.

Some leases provide the lessee, during the term of the lease, with an option or right of first refusal to purchase the leased property. Some leases also allow the lessee to renew or extend their lease term or in some cases terminate their lease, based on conditions provided in the lease.

Future minimum lease payments under the non-cancelable operating leases due to Company for the years ending December 31, as of September 30, 2020, are as follows (in thousands):

2020 (three months ending December 31)	$15,932
2021	61,706
2022	58,149
2023	53,566
2024	50,456
2025 and thereafter	336,051
$575,860

Straight-line rental income
Rental income is recognized as earned over the life of the lease agreement on a straight-line basis when collection of rental payments over the term of the lease is probable. Straight-line rent included in rental income was approximately $0.9 million and $0.6 million, respectively, for the three months ended September 30, 2020 and 2019. Straight-line rent included in rental income was approximately $2.5 million and $1.4 million, respectively, for the nine months ended September 30, 2020 and 2019.

Deferred revenue
Income received but not yet earned is deferred until such time it is earned. Deferred revenue, included in other liabilities on the Condensed Consolidated Balance Sheets, was approximately $2.7 million and $2.0 million, respectively, at September 30, 2020 and December 31, 2019.

Security Deposits
As of September 30, 2020 and December 31, 2019, the Company held approximately $4.1 million and $3.5 million, respectively, in security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon the security deposits if there are any defaults under the leases.

Notes to Condensed Consolidated Financial Statements - Continued

Note 3. Real Estate Acquisitions and Dispositions

2020 Real Estate Acquisitions
During the third quarter of 2020, the Company acquired a land parcel adjacent to one of our existing properties for a purchase price and cash consideration of approximately $1.1 million.

During the second quarter of 2020, the Company acquired seven real estate properties and a land parcel adjacent to one of our existing properties to be used for additional parking. Upon acquisition, the real estate properties were 100% leased in the aggregate with lease expirations through 2035. Amounts reflected in revenues and net income for these properties for the nine months ended September 30, 2020 were approximately $0.5 million and $0.2 million, respectively, and transaction costs totaling approximately $0.4 million were capitalized relating to these property acquisitions.

During the first quarter of 2020, the Company acquired six real estate properties. Upon acquisition, the properties were 98.2% leased in the aggregate with lease expirations through 2035. Amounts reflected in revenues and net income for these properties for the nine months ended September 30, 2020 were approximately $2.6 million and $1.5 million, respectively, and transaction costs totaling approximately $0.2 million were capitalized relating to these property acquisitions.

Location	Property Type (1)	Date Acquired	Purchase Price	Cash Consideration	Real Estate	Other (2)	Square Footage
			(000's)	(000's)	(000's)	(000's)
San Antonio, TX	MOB	01/27/20	$4,003	$4,022	$4,036	$(14)	13,500
San Antonio, TX	MOB	01/27/20	1,931	1,955	1,961	(6)	6,500
Decatur, AL	MOB	02/18/20	5,784	5,792	5,777	15	35,943
Ramona, CA	SC	03/13/20	4,100	4,124	4,143	(19)	11,300
Cuero, TX	SC	03/18/20	2,153	2,174	2,207	(33)	15,515
Rogers, AR	IRF	03/27/20	19,000	18,317	19,042	(725)	38,817
Oak Lawn, IL (Land)	MOB	04/20/20	400	403	421	(18)	—
Germantown, TN	SC	04/29/20	3,900	3,949	3,949	—	10,600
Westlake, OH	SC	06/05/20	2,443	2,456	2,487	(31)	15,057
Columbus, IN (3)	SC	06/05/20	1,813	1,828	1,787	41	13,969
Niceville, FL	MOB	06/15/20	2,294	2,340	2,344	(4)	10,250
Greensburg, PA	MOB	06/16/20	3,389	3,484	3,497	(13)	15,650
Gardendale, AL	MOB	06/24/20	2,948	2,935	2,878	57	12,956
Prattville, AL	MOB	06/24/20	4,091	4,111	4,078	33	13,319
Jensen Beach, FL (Land)	MOB	09/18/20	1,050	1,055	1,075	(20)	—
			$59,299	$58,945	$59,682	$(737)	213,376

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

Notes to Condensed Consolidated Financial Statements - Continued
The following table summarizes the relative fair values of the assets acquired and liabilities assumed in the property acquisitions for the nine months ended September 30, 2020.

	Relative Fair Value	Estimated Useful Life
	(in thousands)	(in years)
Land and land improvements	$12,398	8.5
Building and building improvements	41,709	30.2
Intangibles:
At-market lease intangibles	5,575	5.4
Above-market lease intangibles	292	4.8
Below-market lease intangibles	(111)	3.1
Total intangibles	5,756
Accounts receivable and other assets acquired	247
Accounts payable, accrued liabilities and other liabilities assumed	(827)
Prorated rent, interest and operating expense reimbursement amounts collected	(338)
Total cash consideration	$58,945

2020 Real Estate Disposition
During the second quarter of 2020, the Company sold a land parcel related to one of its properties for approximately $0.3 million and recognized a loss on sale of approximately $0.3 million.

Note 4. Debt, net

The table below details the Company's debt as of September 30, 2020 and December 31, 2019.

	Balance as of
(Dollars in thousands)	September 30, 2020	December 31, 2019	Maturity Dates

Revolving Credit Facility	$—	$15,000	3/23
A-1 Term Loan, net	49,889	49,833	3/22
A-2 Term Loan, net	49,815	49,775	3/24
A-3 Term Loan, net	74,502	74,433	3/26
Mortgage Note Payable, net	5,136	5,202	5/24
	$179,342	$194,243

The Company's second amended and restated credit facility (the "Credit Facility") is by and among Community Healthcare OP, LP, the Company, and a syndicate of lenders with Truist Bank (formerly SunTrust Bank) serving as Administrative Agent. The Company’s material subsidiaries are guarantors of the obligations under the Credit Facility.

The Credit Facility, as amended, provides for a $150.0 million Revolving Credit Facility and $175.0 million in term loans (the "Term Loans"). The Credit Facility, through the accordion feature, allows borrowings up to a total of $525.0 million including the ability to add and fund additional term loans. The Revolving Credit Facility matures on March 29, 2023 and includes one 12-month option to extend the maturity date of the Revolving Credit Facility, subject to the satisfaction of certain conditions. The Term Loans include a five-year term loan facility in the aggregate principal amount of $50.0 million (the "A-1 Term Loan"), which matures on March 29, 2022, a seven-

Notes to Condensed Consolidated Financial Statements - Continued
year term loan facility in the aggregate principal amount of $50.0 million (the "A-2 Term Loan"), which matures on March 29, 2024, and a seven-year, term loan facility in the aggregate principal amount of $75.0 million (the "A-3 Term Loan"), which matures on March 29, 2026.

Amounts outstanding under the Revolving Credit Facility, as amended, bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 1.25% to 1.90% or (ii) a base rate plus 0.25% to 0.90% in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.25% of the amount of the unused portion of the Revolving Credit Facility if amounts borrowed are greater than 33.3% of the borrowing capacity under the Revolving Credit Facility and 0.35% of the unused portion of the Revolving Credit Facility if amounts borrowed are less than or equal to 33.3% of the borrowing capacity under the Revolving Credit Facility. The Company had no amounts outstanding under the Revolving Credit Facility at September 30, 2020, and had a borrowing capacity remaining of $150.0 million at September 30, 2020.

Amounts outstanding under the Term Loans, as amended, bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 1.25% to 2.30% or (ii) a base rate plus 0.25% to 1.30%, in each case, depending upon the Company’s leverage ratio. The Company has entered into interest rate swaps to fix the interest rates on the Term Loans. See Note 5 for more details on the interest rate swaps. At September 30, 2020, the Company had $175.0 million under the Term Loans which had a fixed weighted average interest rate under the swaps of approximately 3.881%.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. The Company was in compliance with its financial covenants under its Credit Facility as of September 30, 2020.

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

Notes to Condensed Consolidated Financial Statements - Continued
As of September 30, 2020, the Company had seven outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk for notional amounts totaling $175.0 million. The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019.

	Asset Derivatives Fair Value at			Liability Derivatives Fair Value at
(Dollars in thousands)	September 30, 2020	December 31, 2019	Balance Sheet Classification	September 30, 2020	December 31, 2019	Balance Sheet Classification
Interest rate swaps	$—	$—	Other assets	$13,135	$4,808	Other Liabilities

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

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Amount of unrealized loss recognized in OCI on derivatives	$(99)	$(2,060)	$(10,292)	$(7,305)
Amount of loss (gain) reclassified from AOCI into interest expense	$933	$3	$1,965	$(154)
Total interest expense presented in the Condensed Consolidated Statements of Income in which the effects of the cash flow hedges are recorded	$2,064	$2,483	$6,496	$6,788

Credit-risk-related Contingent Features
As of September 30, 2020, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $13.6 million. As of September 30, 2020, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of approximately $13.6 million at September 30, 2020.

Note 6. Stockholders’ Equity

Common Stock
The following table provides a reconciliation of the beginning and ending common stock balances for the nine months ended September 30, 2020 and for the year ended December 31, 2019:

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Balance, beginning of period	21,410,578	18,634,502
Issuance of common stock	1,726,384	2,554,247
Restricted stock-based awards	270,536	221,829
Balance, end of period	23,407,498	21,410,578

Notes to Condensed Consolidated Financial Statements - Continued
ATM Program
On November 3, 2020, the Company entered into Amendment No. 1 (the “Amendment”), to the Amended and Restated Sales Agency Agreement, dated November 5, 2019 (as amended, the “Sales Agreement”) for its at-the-market offering program ("ATM Program"), by and among the Company and Piper Sandler & Co. (f/k/a Sandler O’Neill & Partners, L.P.), Evercore Group L.L.C., Truist Securities, Inc. (f/k/a SunTrust Robinson Humphrey, Inc.), Regions Securities LLC, Robert W. Baird & Co. Incorporated, Fifth Third Securities, Inc. and Janney Montgomery Scott LLC., as sales agents (collectively, the “Agents”). Pursuant to the Amendment, Regions Securities LLC and Robert W. Baird & Co. Incorporated were added as additional sales agents under the Sales Agreement. Under the ATM Program, the Company may issue and sell shares of its common stock, having an aggregate gross sales price of up to $360.0 million. The shares of common stock may be sold from time to time through or to one or more of the Agents, as may be determined by the Company in its sole discretion, subject to the terms and conditions of the agreement and applicable law.

The Company's activity under the ATM Program for the three and nine months ended September 30, 2020 is detailed in the table below. As of September 30, 2020, the Company had approximately $226.2 million remaining that may be issued under the ATM Program.

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Shares issued	536,839	1,726,384
Net proceeds received (in millions)	$24.9	$75.5
Average gross sales price per share	$47.40	$44.64

Note 7. Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share for the three and nine months ended September 30, 2020 and 2019, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2020	2019	2020	2019
Net income	$5,211	$2,647	$13,837	$6,163
Participating securities' share in earnings	(491)	(373)	(1,346)	(1,024)
Net income, less participating securities' share in earnings	$4,720	$2,274	$12,491	$5,139

Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	22,965,540	19,697,574	22,330,172	19,166,309
Unvested restricted shares	(1,099,377)	(864,672)	(1,039,944)	(818,679)
Weighted average Common Shares outstanding–Basic	21,866,163	18,832,902	21,290,228	18,347,630
Dilutive potential common shares	—	—	—	—
Weighted average Common Shares outstanding –Diluted	21,866,163	18,832,902	21,290,228	18,347,630

Basic Net Income per Common Share	$0.22	$0.12	$0.59	$0.28

Diluted Net Income per Common Share	$0.22	$0.12	$0.59	$0.28

Note 8. Incentive Plan

A summary of the activity under the Company's 2014 Incentive Plan, as amended, for the three and nine months ended September 30, 2020 and 2019 is included in the table below, as well as compensation expense recognized from the amortization of the value of shares over the applicable vesting periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Stock-based awards, beginning of period	1,020,000	813,752	909,892	709,487
Stock in lieu of compensation	36,349	14,862	92,104	72,391
Stock awards	108,169	81,278	178,432	149,438
Total stock granted	144,518	96,140	270,536	221,829
Vested shares	—	—	(15,910)	(21,424)
Stock-based awards, end of period	1,164,518	909,892	1,164,518	909,892
Amortization expense	$1,284	$1,007	$3,373	$2,759

Note 9. Other Assets, net

Other assets, net on the Company's Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 are detailed in the table below.

	Balance as of
(Dollars in thousands)	September 30, 2020	December 31, 2019
Notes receivable	$17,642	$23,500
Lease and interest receivables	2,266	3,021
Straight-line rent receivables	7,796	5,267
Prepaid assets	787	488
Deferred financing costs, net	533	693
Leasing commissions, net	990	875
Deferred tax asset	555	595
Above-market intangible assets, net	391	144
Right-of-use leased asset	380	139
Other	485	457
	$31,825	$35,179

The Company's notes receivable at September 30, 2020 included:

•a loan with a borrower totaling $17.5 million which is secured by all assets and ownership interests in the operations of seven long-term acute care hospitals and one inpatient rehabilitation hospital owned by the borrower. The note matures on December 31, 2025 and bears interest at 9% per annum. The Company also has a $3.0 million revolving credit facility with the borrower, with no balance outstanding at September 30, 2020, that it can draw on which matures on January 1, 2026.

•a net repayment amount totaling $0.2 million related to the bankruptcy and subsequent sale of Highland Hospital. This net amount was subsequently collected in October 2020.

The Company identified the borrowers of these notes as variable interest entities ("VIEs"), but management determined that the Company was not the primary beneficiary of the VIEs because we lack either directly or through related parties any material impact in the activities that impact the borrowers' economic performance. We are not obligated to provide support beyond our stated commitment to the borrowers, and accordingly our maximum exposure to loss as a result of this relationship is limited to the amount of our outstanding notes receivable. The VIEs that we have identified at September 30, 2020 are summarized in the table below.

Classification	Carrying Amount (in millions)	Maximum Exposure to Loss (in millions)
Note receivable	$17.5	$17.5
Note receivable	$0.2	$0.2

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

The table below details the fair values and carrying values for our notes receivable, interest rate swaps, and mortgage note payable at September 30, 2020 and December 31, 2019, using level 2 inputs.

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable	$17,642	$17,098	$23,500	$23,399
Interest rate swap liability	$13,135	$13,135	$4,808	$4,808
Mortgage note payable	$5,208	$5,483	$5,288	$5,351

Note 11. Subsequent Events

Dividend Declared
On November 2, 2020, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.425 per share. The dividend is payable on November 27, 2020 to stockholders of record on November 16, 2020.

Notes to Condensed Consolidated Financial Statements - Continued
Real Estate Acquisitions
During the fourth quarter of 2020, through November 3, 2020, the Company acquired 10 properties for an aggregate purchase price and cash consideration of approximately $67.9 million. The facilities were 100% leased in the aggregate with lease expirations through 2035.

Amended and Restated Bylaws
On November 2, 2020, the Board of Directors (the “Board”) of Community Healthcare Trust Incorporated (the
“Company”) amended and restated the Company’s Bylaws (the “A&R Bylaws”), effective immediately. Please see Item 5 of Part II.

Amendment to Sales Agency Agreement
On November 3, 2020, the Company entered into Amendment No. 1 (the “Amendment”), to the Amended and Restated Sales Agency Agreement, dated November 5, 2019 (as amended, the “Sales Agreement”), by and among the Company and Piper Sandler & Co. (f/k/a Sandler O’Neill & Partners, L.P.), Evercore Group L.L.C., Truist Securities, Inc. (f/k/a SunTrust Robinson Humphrey, Inc.), Fifth Third Securities, Inc. and Janney Montgomery Scott LLC. Pursuant to the Amendment, Regions Securities LLC and Robert W. Baird & Co. Incorporated were added as additional sales agents under the Sales Agreement.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements
This report and other materials that Community Healthcare Trust Incorporated (the "Company") has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by management of the Company, contain, or will contain, contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “believes”, “expects”, “may”, “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates”, “anticipates” or other similar words or expressions, including the negative thereof. Forward-looking statements are based on certain assumptions and can include future expectations, future plans and strategies, financial and operating projections or other forward-looking information. Such forward-looking statements reflect management’s current beliefs and are based on information currently available to management. Because forward-looking statements relate to future events, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company’s control. Thus, the Company’s actual results and financial condition may differ materially from those indicated in such forward-looking statements. Some factors that might cause such a difference include the following: general volatility of the capital markets and the market price of the Company’s common stock, changes in the Company’s business strategy, availability, terms and deployment of capital, the Company’s ability to refinance existing indebtedness at or prior to maturity on favorable terms, or at all, changes in the real estate industry in general, interest rates or the general economy, adverse developments related to the healthcare industry, the degree and nature of the Company’s competition, the ability to consummate acquisitions under contract, effects on global and national markets as well as businesses resulting from the COVID-19 pandemic, and the other factors described in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, in the Quarterly Report on Form 10-Q for the Quarter Ending March 31, 2020, and the Company’s other filings with the Securities and Exchange Commission from time to time. Readers are therefore cautioned not to place undue reliance on the forward-looking statements contained herein which speak only as of the date hereof. The Company intends these forward-looking statements to speak only as of the time of this report and the Company undertakes no obligation to update forward-looking statements, whether as a result of new information, future developments, or otherwise, except as may be required by law.

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
As of October 31, 2020, the Company has entered into deferral agreements with 18 tenants and anticipates entering into an additional agreement with a tenant, in the aggregate representing less than one percent of our annualized rent. Pursuant to these agreements, the tenants are generally required to repay the deferred amounts in equal monthly installments during the third and fourth quarters of 2020. The Company received substantially all of the installments that were due during the third quarter of 2020.

Real estate acquisitions
During the first nine months of 2020, the Company acquired 13 real estate properties totaling approximately 213,000 square feet and acquired two land parcels adjacent to two of our existing properties for an aggregate purchase price of approximately $59.3 million and cash consideration of approximately $58.9 million. Upon acquisition, the properties were 99.0% leased in the aggregate with lease expirations through 2035. See Note 3 to the Condensed Consolidated Financial Statements for more details on these acquisitions.

During the fourth quarter of 2020, through November 3, 2020, the Company acquired 10 properties for an aggregate purchase price and cash consideration of approximately $67.9 million. The facilities were 100% leased in the aggregate with lease expirations through 2035.

Acquisition Pipeline
The Company has three properties under definitive purchase agreements for an aggregate expected purchase price of approximately $12.8 million and expected aggregate returns ranging from approximately 9.2% to 10.8%. The Company expects to close on these properties through the first quarter of 2021; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

The Company has two properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $38.0 million. The Company's expected aggregate returns on these investments of approximately 11.0%. The Company expects to close on these properties during the first half of 2021; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

Leased square footage
As of September 30, 2020, our real estate portfolio was approximately 89.0% leased. During the first nine months of 2020, we had expiring or terminated leases related to approximately 257,000 square feet, and we leased or renewed leases relating to approximately 313,000 square feet.

Highland Update
On July 1, 2020, the bankruptcy sale of Highland Hospital was completed and the operator who had been managing the facility acquired its operations and entered into a lease with the Company.
The Company provided debtor in possession financing (the “DIP”) to facilitate the sale and held a note receivable with a net investment of $0.6 million (the "Note"), secured by all assets of Highland Hospital. The DIP and the Note were subsequently combined into a single net receivable with a net balance of approximately $0.2 million as of September 30, 2020. This amount was subsequently collected in October 2020.
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

Results of Operations
The Company's results of operations for the three and nine months ended September 30, 2020 compared to the same period in 2019 have most significantly been impacted by its real estate acquisitions. As of September 30, 2020 and 2019, the Company had investments in real estate properties totaling approximately $667.3 million and $566.3 million, respectively.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
The table below shows our results of operations for the three months ended September 30, 2020 compared to the same period in 2019 and the effect of changes in those results from period to period on our net income.

	Three Months Ended September 30,		Increase (decrease) to Net income
(dollars in thousands)	2020	2019	$	%
REVENUES
Rental income	$18,939	$15,718	$3,221	20.5%
Other operating interest	405	541	(136)	(25.1)%
	19,344	16,259	3,085	19.0%
EXPENSES
Property operating	3,563	3,327	(236)	(7.1)%
General and administrative	2,211	2,041	(170)	(8.3)%
Depreciation and amortization	6,295	5,774	(521)	(9.0)%
	12,069	11,142	(927)	(8.3)%
OTHER INCOME (EXPENSE)
Interest expense	(2,064)	(2,483)	419	16.9%
Other income	—	13	(13)	(100.0)%
	(2,064)	(2,470)	406	16.4%
NET INCOME	$5,211	$2,647	$2,564	96.9%

Revenues
Revenues increased approximately $3.1 million, or 19.0%, for the three months ended September 30, 2020 compared to the same period in 2019 mainly due to acquisitions of real estate, offset partially by reduced interest income from repayments on certain notes receivable.

Expenses
Property operating expenses increased approximately $0.2 million, or 7.1%, for the three months ended September 30, 2020 compared to the same period in 2019 mainly due to acquisitions of real estate.

General and administrative expenses increased approximately $0.2 million, or 8.3%, for the three months ended September 30, 2020 compared to the same period in 2019 due mainly to compensation-related expenses related to the addition of employees of approximately $0.4 million, including the non-cash amortization of non-vested restricted common shares of approximately $0.3 million. These increases were offset partially by a reduction in professional fees of approximately $0.2 million.

Depreciation and amortization expense increased approximately $0.5 million, or 9.0%, for the three months ended September 30, 2020 compared to the same period in 2019. Acquisitions accounted for an increase of approximately $1.1 million, offset by a decrease of approximately $0.6 million in amortization due to fully amortized real estate lease intangibles which generally have a shorter depreciable life than a building.

Interest expense
Interest expense decreased approximately $0.4 million, or 16.9%, for the three months ended September 30, 2020 compared to the same period in 2019 due mainly to a lower weighted average debt balance and weighted average interest rate on the Revolving Credit Facility in the third quarter of 2020 compared to the same period in 2019.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The table below shows our results of operations for the nine months ended September 30, 2020 compared to the same period in 2019 and the effect of changes in those results from period to period on our net income.

	Nine Months Ended September 30,		Increase (decrease) to Net income
(dollars in thousands)	2020	2019	$	%
REVENUES
Rental income	$54,197	$41,977	$12,220	29.1%
Other operating interest	1,363	2,039	(676)	(33.2)%
	55,560	44,016	11,544	26.2%
EXPENSES
Property operating	10,129	9,395	(734)	(7.8)%
General and administrative	6,322	5,602	(720)	(12.9)%
Depreciation and amortization	18,473	16,319	(2,154)	(13.2)%
	34,924	31,316	(3,608)	(11.5)%
OTHER INCOME (EXPENSE)
Loss on sale of real estate	(313)	—	(313)	n/m
Interest expense	(6,496)	(6,788)	292	4.3%
Other income	10	251	(241)	(96.0)%
	(6,799)	(6,537)	(262)	(4.0)%
NET INCOME	$13,837	$6,163	$7,674	124.5%
n/m - not meaningful

Revenues
Revenues increased approximately $11.5 million, or 26.2%, for the nine months ended September 30, 2020 compared to the same period in 2019 mainly due to acquisitions of real estate properties, offset partially by reduced interest income from repayments on certain notes receivable.

Expenses
Property operating expenses increased approximately $0.7 million, or 7.8%, for the nine months ended September 30, 2020 compared to the same period in 2019 mainly due to acquisitions of real estate.

General and administrative expenses increased approximately $0.7 million, or 12.9%, for the nine months ended September 30, 2020 compared to the same period in 2019 due mainly to compensation-related expenses related to the addition of employees, including the non-cash amortization of non-vested restricted common shares, of approximately $1.3 million. These increases were offset partially by a reduction in professional fees of approximately $0.3 million and a reduction in state income and other taxes of approximately $0.2 million.

Depreciation and amortization expense increased approximately $2.2 million, or 13.2%, for the nine months ended September 30, 2020 compared to the same period in 2019. Acquisitions accounted for an increase of approximately $3.5 million, offset by a decrease of approximately $1.7 million in amortization due to fully amortized real estate lease intangibles which generally have a shorter depreciable life than a building. The remaining increase of $0.2 million was mainly due to the depreciation of building and tenant improvements.

Loss on sale of real estate
During the second quarter of 2020, the Company sold a land parcel related to one of its properties for approximately $0.3 million and recognized a loss on sale of approximately $0.3 million.

Interest expense
Interest expense decreased approximately $0.3 million, or 4.3%, for the nine months ended September 30, 2020 compared to the same period in 2019 due mainly to a lower weighted average debt balance and weighted average interest rate on the Revolving Credit Facility in the first nine months of 2020 compared to the same period in 2019.

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

Management believes that net income, as defined by GAAP, is the most appropriate earnings measurement. However, management believes FFO and FFO per share to be supplemental measures of a REIT’s performance because they provide an understanding of the operating performance of the Company’s properties without giving effect to certain significant non-cash items, primarily depreciation and amortization expense. Historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time; however, real estate values instead have historically risen or fallen with market conditions. The Company believes that by excluding the effect of depreciation, amortization, gains or losses from sales of real estate, impairment of real estate, and gains, losses and impairment of incidental assets, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO and FFO per share can facilitate comparisons of operating performance between periods. The Company reports FFO and FFO per share because these measures are observed by management to also be the predominant measures used by the REIT industry and by industry analysts to evaluate REITs and because FFO per share is consistently reported, discussed, and compared by research analysts in their notes and publications about REITs. For these reasons, management has deemed it appropriate to disclose and discuss FFO and FFO per share. However, FFO does not represent cash generated from operating activities determined in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income attributable to common stockholders as an indicator of the Company’s operating performance or as an alternative to cash flow from operating activities as a measure of liquidity.

The table below reconciles net income to FFO.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, excepts per share amounts)	2020	2019	2020	2019
Net income	$5,211	$2,647	$13,837	$6,163
Real estate depreciation and amortization	6,387	5,812	18,665	16,434
Loss on sale of real estate	—	—	313	—
Total adjustments	6,387	5,812	18,978	16,434
Funds from Operations	$11,598	$8,459	$32,815	$22,597
Funds from Operations per Common Share-Basic	$0.53	$0.45	$1.54	$1.23
Funds from Operations per Common Share-Diluted	$0.52	$0.44	$1.50	$1.20
Weighted Average Common Shares Outstanding-Basic	21,866,163	18,832,902	21,290,228	18,347,630
Weighted Average Common Shares Outstanding-Diluted (1)	22,468,263	19,315,354	21,830,863	18,769,670
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

Liquidity and Capital Resources
The Company monitors its liquidity and capital resources and relies on several key indicators in its assessment of capital markets for financing acquisitions and other operating activities as needed, including the following:

•Leverage ratios and financial covenants included in our Credit Facility;

•Dividend payout percentage; and

•Interest rates, underlying treasury rates, debt market spreads and equity markets.

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

The Company's Credit Facility, as amended, provides for a $150.0 million Revolving Credit Facility and $175.0 million in Term Loans, as well as an accordion feature which allows borrowings up to a total of $525.0 million, including the ability to add and fund additional term loans. Note 4 to the Condensed Consolidated Financial Statements provides more details on the Company's Credit Facility. At September 30, 2020, the Company had borrowed $175.0 million in Term Loans and had borrowing capacity remaining under the Revolving Credit Facility of approximately $150.0 million.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. Also, the Company’s current financing policy prohibits aggregate debt (secured or unsecured) in excess of 40% of the Company's total capitalization, except for short-term, transitory periods. At September 30, 2020, our debt to total capitalization ratio (debt plus stockholders' equity plus accumulated depreciation) was approximately 26.2%. The Company was in compliance with its financial covenants under its Credit Facility as of September 30, 2020.

The Company also had outstanding at September 30, 2020, a $5.2 million mortgage note payable, secured by one of its properties, with a maturity date in 2024.

Fourth Quarter Real Estate Acquisitions
During the fourth quarter of 2020, through November 3, 2020, the Company acquired 10 properties for an aggregate purchase price and cash consideration of approximately $67.9 million. The facilities were 100% leased in the aggregate with a lease expiration through 2035.

Acquisition Pipeline
The Company has three properties under definitive purchase agreements for an aggregate expected purchase price of approximately $12.8 million and expected aggregate returns ranging from approximately 9.2% to 10.8%. The Company expects to close on these properties through the first quarter of 2021; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

The Company has two properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $38.0 million. The Company's expected aggregate returns on these investments range from approximately 11.0%. The Company expects to close on these properties during the first half of 2021; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

The Company anticipates funding these investments with cash from operations, through proceeds from its Credit Facility or from net proceeds from additional debt or equity offerings.

Other Contractual Obligations
Subject to Company approval, we may fund or reimburse tenants for tenant improvements, which are allowed for in certain leases, of up to approximately $3.7 million as of September 30, 2020.

The Company has also entered into contracts regarding certain capital expenditures totaling approximately $2.5 million as of September 30, 2020. Reimbursement of these expenditures by our tenants will be determined by each tenant's lease.

The Company has ground lease obligations relating to two properties, with total obligations of approximately $0.5 million with maturities through 2054.

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

Operating Activities
Cash flows provided by operating activities for the nine months ended September 30, 2020 and 2019 were approximately $35.8 million and $23.2 million, respectively. Cash flows provided by operating activities were generally provided by contractual rents, net of expenses, on our real estate property portfolio.

Investing Activities
Cash flows used in investing activities for the nine months ended September 30, 2020 and 2019 were approximately $57.5 million and $118.3 million, respectively. During the nine months ended September 30, 2020, the Company invested in 13 properties for an aggregate cash consideration of approximately $58.9 million and funded notes totaling approximately $1.9 million. Also, during the nine months ended September 30, 2020, the Company received payments on its notes totaling $7.8 million and funded capital expenditures on its existing portfolio totaling approximately $4.7 million.

During the nine months ended September 30, 2019, the Company invested in eight properties for an aggregate cash consideration of approximately $115.6 million, received payments on its notes receivable totaling $0.8 million, and funded capital expenditures on its existing portfolio totaling approximately $3.5 million.

Financing Activities
Cash flows provided by financing activities for the nine months ended September 30, 2020 and 2019 were approximately $32.2 million and $94.7 million, respectively. During the nine months ended September 30, 2020, the Company repaid $15.0 million under its Credit Facility, sold shares under its ATM Program and received proceeds of approximately $75.5 million, and paid dividends totaling $28.0 million.

During the nine months ended September 30, 2019, the Company amended its Credit Facility which provided an additional $75.0 million Term Loan. The proceeds from the Term Loan were used to pay down the outstanding balance under the Company's Revolving Credit Facility, contributing to the net $6.8 million repayment on the Revolving Credit Facility. The Company also sold shares under its ATM Program and received proceeds of approximately $51.6 million, and paid dividends totaling $23.5 million.

Security Deposits
As of September 30, 2020, the Company held approximately $4.1 million in security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon the security deposits if there are any defaults under the leases.

Dividends
The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT.

On November 2, 2020, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.425 per share. The dividend is payable on November 27, 2020 to stockholders of record on November 16, 2020. This rate equates to an annualized dividend of $1.70 per share.

The ability of the Company to pay dividends is dependent upon its ability to generate cash flows and to make accretive new investments.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We may use certain derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We will not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based on a notional amount of principal. Under the most common form of interest rate swap, known from our perspective as a floating-to-fixed interest rate swap, a series of floating, or variable, rate payments on a notional amount of principal is exchanged for a series of fixed interest rate payments on such notional amount. During the nine months ended September 30, 2020, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Changes In Internal Control Over Financial Reporting
There were no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

Amendment to Sales Agency Agreement

The information set forth below is included herewith for the purpose of providing the disclosures required under "Item 1.01-Entry into a Material Definitive Agreement" of Form 8-K.

On November 3, 2020, the Company entered into Amendment No. 1 (the “Amendment”), to the Amended and Restated Sales Agency Agreement, dated November 5, 2019 (as amended, the “Sales Agreement”), by and among the Company and Piper Sandler & Co. (f/k/a Sandler O’Neill & Partners, L.P.), Evercore Group L.L.C., Truist Securities, Inc. (f/k/a SunTrust Robinson Humphrey, Inc.), Fifth Third Securities, Inc. and Janney Montgomery Scott LLC. Pursuant to the Amendment, Regions Securities LLC and Robert W. Baird & Co. Incorporated were added as additional sales agents under the Sales Agreement.

The foregoing description of the Amendment and the Sales Agency Agreement does not purport to be complete and is qualified in its entirety by reference to the Amendment, a copy of which is attached hereto as Exhibit 10.1 and incorporated herein by reference.

Amended and Restated Bylaws

The information set forth below is included herewith for the purpose of providing the disclosures required under "Item 5.03-Amendents to Articles of Incorporation or Bylaws; Change in Fiscal Year" of Form 8-K.

On November 2, 2020, the Board of Directors (the “Board”) of Community Healthcare Trust Incorporated (the “Company”) amended and restated the Company’s Bylaws (the “A&R Bylaws”), effective immediately. The A&R Bylaws include the following amendments:

•Article II, Section 2 of the existing Bylaws was amended to clarify that the failure to hold an annual stockholder meeting does not invalidate the Company’s existence or valid acts;

•Article II, Section 7 of the existing Bylaws has been amended to provide for majority voting in uncontested elections of directors (and continues to provide for plurality voting in contested elections);

•Article II, Section 10 of the existing Bylaws has been modified to clarify that inspectors of election need not be stockholders of the Company;

•Article II, Section 12 of the existing Bylaws has been added to implement stockholder proxy access whereby a stockholder, or a group of up to twenty stockholders, owning three percent or more of the Company’s outstanding common stock continuously for at least the previous three years, to include director candidates in the Company’s annual meeting proxy materials;

•Article II, Section 16 of the existing Bylaws has been added to permit stockholders to act by written consent by the affirmative vote of the number of shares of stock that would be necessary to authorize or take action at a meeting of stockholders;

•Article III, Section 14 of the existing Bylaws has been added to require that the Board be comprised of a majority of “independent directors”, as defined by the New York Stock Exchange or other national securities exchange on which shares of stock of the Company are then listed;

•Article IV, Section 2 of the existing Bylaws has been modified to clarify that committees of the Board may delegate their authority to one or more subcommittees;

•Article V, Sections 1, 4 and 8 of the existing Bylaws have been modified to delete the concept of co-presidents and co-chief executive officers;

•Article VII, Section 5 of the existing Bylaws has been amended to provide that a stockholder may access the Company’s stockholder list ten days prior to a stockholder meeting;

•Article VII, Section 7 of the existing Bylaws has been added to require certain written statements from stockholders of record for REIT compliance purposes;

•Article XV of the existing Bylaws has been amended to provide for stockholder ability to amend the A&R Bylaws by a simple majority vote (the existing Bylaws previously granted the Board the exclusive power to amend the Bylaws);

•Minor conforming changes in connection with the foregoing have been made; and

•Other miscellaneous wording and technical amendments have been made (collectively, the “Bylaw Amendments”).

The foregoing description of the Bylaw Amendments and the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated Bylaws, a copy of which is attached hereto as Exhibit 3.2 and incorporated herein by reference.

ITEM 6.    EXHIBITS
The exhibits required by Item 601 of Regulation S-K which are filed with this report are listed in the Exhibit Index and are hereby incorporated in by reference.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Corporate Charter of Community Healthcare Trust Incorporated, as amended (1)
3.2 *	Amended and Restated Bylaws of Community Healthcare Trust Incorporated
10.1 *
Amendment No. 1 to Amended and Restated Sales Agency Agreement, dated November 3, 2020, by and among Community Healthcare Trust Incorporated and Piper Sandler & Co., Evercore Group L.L.C., Truist Securities, Inc., Regions Securities LLC, Robert W. Baird & Co Incorporated, Fifth Third Securities, Inc., and Janney Montgomery Scott LLC, as sales agents

31.1 *
Certification of the Chief Executive Officer of Community Healthcare Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer of Community Healthcare Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002

31.2 *
Certification of the Chief Financial Officer of Community Healthcare Trust Incorporated pursuant to Rule Certification of the Chief Financial Officer of Community Healthcare Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002

32.1 **
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)Filed as Exhibit 3.1 to Amendment No. 2 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on May 6, 2015 (Registration No. 333-203210) and incorporated herein by reference.
_________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 3, 2020

COMMUNITY HEALTHCARE TRUST INCORPORATED

By:	/s/ Timothy G. Wallace
Timothy G. Wallace
Chief Executive Officer and President

By:	/s/ David H. Dupuy
David H. Dupuy
Executive Vice President and Chief Financial Officer