Form 10-K
period 2020-12-31
Community Healthcare Trust Inc
filed 2021-02-16
CIK 1631569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED December 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37401

Community Healthcare Trust Incorporated
(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-5212033
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐     No ☒
The aggregate market value of the shares of common stock (based upon the closing price of these shares on the New York Stock Exchange, Inc. on June 30, 2020) of the Registrant held by non-affiliates (for purposes of this calculation, all of the Registrant's directors and executive officers are deemed affiliates of the Registrant) on June 30, 2020 was approximately $876.3 million.

The Registrant had 24,011,013 shares of common stock, $0.01 par value per share, outstanding as of February 10, 2021.

________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement relating to its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. The Registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2020.

COMMUNITY HEALTHCARE TRUST INCORPORATED
FORM 10-K
December 31, 2020

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•the continued financial and operational impacts of and uncertainties relating to the COVID-19 pandemic on Community Healthcare Trust Incorporated and our tenants and other parties;

•defaults on or non-renewal of leases by tenants;

•adverse economic or real estate developments, either nationally or in the markets in which our properties are located;

•decreased rental rates or increased vacancy rates;

•difficulties in identifying healthcare properties to acquire and completing acquisitions;

•our ability to make distributions on our shares of stock;

•our dependence upon key personnel whose continued service is not guaranteed;

•our ability to identify, hire and retain highly qualified personnel in the future;

•the degree and nature of our competition;

•general economic conditions;

•the availability, terms and deployment of debt and equity capital;

•general volatility of the market price of our common stock;

•changes in our business or strategy;

•changes in governmental regulations, tax rates and similar matters;

•new laws or regulations or changes in existing laws and regulations that may adversely affect the healthcare industry;

•trends or developments in the healthcare industry that may adversely affect our tenants;

•competition for acquisition opportunities;

•our failure to successfully develop, integrate and operate acquired properties and operations;

•our ability to operate as a public company;

•changes in accounting principles generally accepted in the United States of America (“GAAP”);

•our failure to generate sufficient cash flows to service our outstanding indebtedness;

•fluctuations in interest rates and increased operating costs;

•our increased vulnerability economically due to the concentration of our investments in healthcare properties;

•a substantial portion of our revenue is derived from our largest tenants and thus, the bankruptcy, insolvency or weakened financial position of any one of them could seriously harm our operating results and financial condition;

•geographic concentrations in Illinois, Texas, and Ohio cause us to be particularly exposed to downturns in these local economies or other changes in local real estate market conditions;

•lack of or insufficient amounts of insurance;

•other factors affecting the real estate industry generally;

•our failure to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;

•limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our status as a REIT for U.S. federal income tax purposes; and

•changes in governmental regulations or interpretations thereof, such as real estate and zoning laws and increases in real property tax rates and taxation of REITs.

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

COVID-19 Pandemic

During 2020, the world was, and continues to be, impacted by the novel coronavirus (COVID-19) pandemic. COVID-19 and measures to prevent its spread impacted many healthcare providers, including some of our tenants. Some of them are not seeing patients, others have seen a reduced number of elective procedures and/or patient visits, while others have experienced limited impact, or have even seen improved cash flows from either increases in census or from government funding.

As a result of the pandemic, the Company entered into deferral agreements with eighteen tenants. These represented less than one percent of our annualized rent in the aggregate. Sixteen of these agreements required the tenants to repay the deferred amounts during the last half of 2020, while two of the agreements extended repayment beyond the end of 2020. The Company has remaining payments due under these agreements of less than $100,000 as of December 31, 2020.

The impact of these disruptions and the extent of their adverse impact on our financial and operating results will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration and severity of the impacts of COVID-19, and among other things, the impact of governmental actions imposed in response to COVID-19 and individuals’ and companies’ risk tolerance regarding health matters going forward. The reopening or closure of our tenants' businesses is dependent on applicable government requirements, which vary by location, and are subject to ongoing changes, which could result from increasing COVID-19 cases.

Real Estate Investments

As of December 31, 2020, we had investments of approximately $738.8 million in 141 real estate properties (including a portion of one property accounted for as a financing lease included in Other Assets). The properties are located in 33 states, totaling approximately 3.1 million square feet in the aggregate and were approximately 88.8% leased at December 31, 2020 with a weighted average remaining lease term of approximately 8.1 years. The Company's real estate investments by geographic area, and customer are detailed in Note 2 to the Consolidated Financial Statements. The Company's investments are also diversified by property type as shown in the following table:

	Number of Properties	Annualized Rent (%)
Medical Office Building (MOB)	55	30.4%
Acute Inpatient Behavioral (AIB)	5	19.3%
Specialty Centers (SC)	34	15.3%
Inpatient Rehabilitation Facilities (IRF)	4	13.4%
Physician Clinics (PC)	26	10.1%
Surgical Centers and Hospitals (SCH)	10	6.1%
Behavioral Specialty Facilities (BSF)	6	3.3%
Long-term Acute Care Hospitals (LTACH)	1	2.1%
Total real estate investments	141	100.0%

Our investments in healthcare real estate are considered a single reportable segment as further discussed in Note 1 of Item 8 in this Annual Report on Form 10-K setting forth the required financial information.

Customer Concentrations

The Company's real estate portfolio is leased to a diverse tenant base. For the year ended December 31, 2020, none of our tenants individually accounted for more than 10% of our consolidated revenues. See Note 2 to the Consolidated Financial Statements for more details. We have no control over the success or failure of our tenants' businesses and, at any time, any of our tenants may experience a downturn in its business that may weaken its financial condition.

Geographic Concentrations

The Company's portfolio is currently located in 33 states with 37.9% of our consolidated revenues for the year ended December 31, 2020 derived from properties located in Illinois (15.4%), Texas (14.2%), and Ohio (8.3%). Such geographic concentrations could expose the Company to certain downturns in the economics of those states or other changes in such states' respective real estate market conditions. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in any of these areas could have an effect on our overall business results. In the event of negative economic or other changes in any of these markets, our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares may be adversely affected. See each of the discussions under Item 1A, "Risk Factors," under the captions "Adverse economic or other conditions in the geographic markets in which we conduct business could negatively affect our occupancy levels and rental rates and have a material adverse effect on our operating results," and "A large percentage of our properties are located in Illinois, Texas, and Ohio, and changes in these markets may materially adversely affect us."

2020 Real Estate Investments

During the year ended December 31, 2020, the Company acquired 23 real estate properties and 2 land parcels as detailed in Note 4 to the Consolidated Financial Statements. Upon acquisition, the properties were 99.5% leased in the aggregate with lease expirations through 2039.

Human Capital Resource Management

As of December 31, 2020, we employed 28 full-time employees. All of our employees work at our corporate office in Franklin, Tennessee. Our employees are not members of any labor union, and we consider our relations with our employees to be excellent.

The success of our employees drives the success of the business and supports our goal of long-term value creation for our shareholders. We offer competitive benefits and training programs to develop employees’ expertise and skillsets, use training, communication, appropriate investments and clear corporate policies to strive to provide a safe, harassment-free work environment guided by principles of fair and equal treatment, and prioritize employee engagement. As a result, we believe our employees are committed to building strong, innovative and long-term relationships with each other and with our tenants.

Compensation of our board and management team is structured to closely align their interest with those of our stockholders. Our executive officers have elected each year to take 100% of their total compensation in restricted stock, subject to an eight-year cliff-vesting period. Our board has elected to take the majority of their total compensation in restricted stock, subject to a three-year cliff-vesting period. Also, all of our employees are shareholders in the Company, further aligning their interest with those of our stockholders.

Since our IPO in May 2015, we have had a stable workforce with an average tenure of 3.0 years and voluntary employee turnover of approximately 3% during the year ended December 31, 2020. At December 31, 2020, 29% of our employees, 22% of our management team, and 20% of our board of directors were female.

COVID-19 Health and Safety

As a result of the COVID-19 pandemic, we have put into place a number of health and safety measures to enable our employees to work in a safe environment. Beginning in March 2020 through June 2020, we adopted a work-from-home approach for our non-management employees, without significant impact to productivity. We implemented a COVID-19 policy and require social distancing to the extent possible in accordance with the Centers for Disease Control and Prevention (“CDC”) and local health agency guidelines. At the corporate office we provide cleaning supplies and facial coverings to all employees and visitors to help reduce the potential for disease transmission. Throughout the corporate office, we also installed Global Plasma Solutions, Inc. needlepoint bipolar ionization technology to remove pathogens such as mold, viruses (including COVID-19), and bacteria. We have reduced all travel and carry-out necessary travel without the use of public transportation to the extent possible. Refer to the discussion in Item 7. Management’s Discussion and Analysis for further information related to the impact of the pandemic on our business.

Competitive Strengths

We believe our management team's significant healthcare, real estate and public REIT management experience distinguishes us from other REITs and real estate operators, both public and private. Specifically, our Company's competitive strengths include, among others:

•Strong, Diversified Portfolio.  Our focus is on investing in properties where we can develop strategic alliances with financially sound healthcare providers that offer need-based healthcare services in our target markets. Our tenant base includes many nationally recognized healthcare providers (or their affiliates) and our property portfolio has significant diversification with respect to healthcare provider, industry segment, and facility type.

•Attractive and Disciplined Investment Focus.  We focus on healthcare facilities in our target submarkets which are off-market or lightly marketed transactions at purchase prices generally between $5 million and $30 million. We believe there is significantly less competition from existing REITs and institutional buyers for assets in these target submarkets than for comparable urban assets, thereby increasing the potential for more attractive risk-adjusted returns. In addition, we believe that healthcare-related real estate rents and valuations are less susceptible to changes in the general economy than many other types of commercial real estate due to favorable demographic trends and the need-based rise in healthcare expenditures, even during economic downturns.

•Extensive Relationships with Healthcare Providers, Intermediaries and Property Owners.  We believe that our management team has a strong reputation among, and a deep understanding of the real estate needs of, healthcare providers in our target submarkets. In addition, we have strategic relationships which we believe gives us the ability to meet the needs of healthcare providers by structuring transactions that are mutually advantageous to sellers, our tenants and us. We believe this ability has led to, and will continue to lead to, strategic acquisition opportunities, which will, in turn, produce attractive risk-adjusted returns. None of our properties to date were acquired pursuant to "calls for offers" or other auction style bidding situations. We believe our relationships provide us with additional off-market or lightly marketed acquisition opportunities, thus providing us the opportunity to continue to purchase assets outside a competitive bidding process.

•Experienced Management Team.  Each of the members of our executive management team has over 25 years of healthcare, real estate and/or public REIT management experience. Led by Timothy G. Wallace, our Chairman, Chief Executive Officer and President, David, H. Dupuy, our Executive Vice President and

Chief Financial Officer, and Leigh Ann Stach, our Executive Vice President and Chief Accounting Officer, our management team has significant experience in acquiring, owning, operating and managing healthcare facilities and providing full service real estate solutions for the healthcare industry. Prior to founding our company, Mr. Wallace was a co-founder and Executive Vice President of Healthcare Realty Trust (NYSE: HR). Between the initial public offering of HR in 1993 and his departure from HR in 2002, Mr. Wallace was integral in helping to grow HR to over $2 billion in assets. Prior to joining the Company, Mr. Dupuy was a Managing Director at SunTrust Robinson Humphrey where he led investment banking coverage of healthcare facilities and REITs and held positions in healthcare banking at Bank of America. Ms. Stach has experience in public healthcare REIT accounting and financial reporting.

•Growth Oriented Capital Structure. At December 31, 2020, we had $33.0 million outstanding on our revolving credit facility and had $175.0 million outstanding on our term loans under our second amended and restated Credit Agreement, as amended (collectively, our "Credit Facility") with a 28.5% debt-to-total capitalization ratio (debt plus stockholders' equity plus accumulated depreciation). In the future, in addition to equity and debt issuances, we may also use OP units of our operating partnership as currency to acquire additional properties from owners seeking to defer their potential taxable gain and diversify their holdings. We believe that the borrowing capacity under our Credit Facility, combined with our ability to use OP units as acquisition currency, provides us with significant financial flexibility to make opportunistic investments and fund future growth.

•Significant Alignment of Interests.  We have structured the compensation of our board and management team to closely align their interests with the interests of our stockholders. Mr. Wallace and Ms. Stach have elected to take 100% of their total compensation in restricted stock since the Company's initial public offering, or IPO, in May 2015, subject to an eight-year cliff-vesting period. Similarly, Mr. Dupuy, who joined the Company during 2019, has elected to receive 100% of his total compensation in restricted stock since joining the Company. The Company's board of directors have elected to take 89% of their total compensation in restricted stock since the Company's IPO, subject to a three-year cliff-vesting period. We believe that paying our board and management team with restricted stock that is subject to long-term cliff-vesting periods effectively aligns the interests of our board and management with those of our stockholders, creating significant incentives to maximize returns for our stockholders. In addition, concurrently with the completion of our IPO in May 2015 and our follow-on offering in 2016, Mr. Wallace purchased over $2.6 million in shares of our common stock and certain of our officers and directors purchased an aggregate of $450,000 in shares of our common stock in concurrent private placements in each case at a price per share equal to the price of the shares sold in the IPO or follow-on offering, as applicable. Further, Mr. Wallace purchased 178,213 shares of our common stock under 10b5-1 plans that he had in place in 2016 and 2017, which we believe further aligns management's interests with our stockholders. Finally, each executive officer and director has met stock ownership guidelines that require our executive officers and directors to continuously own an amount of our common stock based on a multiple of such officer's annual base salary or such director's annual retainer, as applicable.

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

In connection with our review and consideration of healthcare real estate acquisition opportunities, we generally take into account a variety of considerations, including but not limited to:

•whether the property will be leased to a financially-sound healthcare tenant;
•the historical performance of the market and its future prospects;
•property location, with an emphasis on proximity to a population base;
•demand for healthcare related services and facilities;
•current and future supply of competing properties;
•occupancy and rental rates in the market;
•population density and growth potential;
•anticipated capital expenditures;
•anticipated future acquisition opportunities; and
•existing and potential competition from other healthcare real estate owners and tenants.
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

Tax Status

We have qualified as a REIT for U.S. federal income tax purposes since 2015, the year we began operations, and we expect that we will remain qualified as a REIT for U.S. federal income tax purposes for the year ending December 31, 2021. Our qualification as a REIT depends upon our ability to meet, on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code of 1986, as amended, or the Code, relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and that our manner of operations will enable us to continue to meet the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes for the year ending December 31, 2021.

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

Government Regulation

Our healthcare tenants and their operators are subject to extensive federal, state and local government legislation and regulation. Federal laws, including but not limited to the Affordable Care Act; laws intended to combat fraud and waste such as the Anti-Kickback Statute, Stark Physician Self-Referral Law, False Claims Act; Medicare and Medicaid laws and regulations; and the Health Insurance Portability and Accountability Act of 1996 may limit our tenants operational flexibility and compensation arrangements. Many states have analogous laws which may be broader than their federal counterparts, including state licensure laws, fraud and abuse laws, privacy rules, and Medicaid requirements. Compliance with these regulatory requirements can increase operating costs and, thereby, adversely affect the financial viability of our tenants’ businesses. Our tenants’ failure to comply with these laws and regulations could adversely affect their ability to successfully operate our properties, which could negatively impact their ability to satisfy their contractual obligations to us. As a landlord, we intend for all of our business activities and operations to conform in all material respects with all applicable laws and regulations, including healthcare laws and regulations. Our leases require the tenants and operators to comply with all applicable laws, including healthcare laws. However, we do not have any ability to audit nor do we independently verify such information.

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

Changes in laws and regulations, reimbursement enforcement activity and regulatory non-compliance by our tenants and operators can all have a significant effect on their operations and financial condition, which in turn may adversely impact us, as detailed below and set forth under Item 1A, “Risk Factors,” under the caption “The healthcare industry is heavily regulated and new laws or regulations, changes to existing laws or regulations, changes to reimbursement models or structure, loss of licensure or failure to obtain licensure could adversely impact our company and result in the inability of our tenants to make rent payments to us.” We highlight below several of the more complex laws; however, this is an overview, as the complexities of the laws impacting tenants are varied and extensive.

The Affordable Care Act has continued to change how healthcare services are covered, delivered and reimbursed. The Affordable Care Act includes payment reform provisions intended to drive Medicare towards more value-based purchasing which, in turn, increases accountability for healthcare providers for the quality and costs of the healthcare services they provide. While more individuals now carry healthcare coverage as a result of the Affordable Care Act, the full effects of the changes to reimbursement models for both public and commercial coverage continue to evolve. Each kind of healthcare provider tenant has a different and complex set of laws related to reimbursement and reimbursement models, which may affect the tenant’s ability to collect revenues and meet the terms of their leases. Such varying reimbursement models and laws impact each kind of provider as well as the healthcare system as a whole. For example, for physicians, the Centers for Medicare and Medicaid Services issues annual updates to the physician fee schedule that can have a material impact (either positive or negative) on the amount of reimbursement that physicians earn; for ambulatory surgery centers, the Affordable Care Act introduced provisions that reduce the annual inflation update for payment rates by a “productivity adjustment,” which may result in a decrease in Medicare payment rates for the same procedures in a given year compared to the prior year. Other changes brought about by the Affordable Care Act could negatively impact reimbursement for any one of the kind of provider tenants as outlined below.

The Affordable Care Act also altered reimbursement from private insurers and managed care organizations. Networks continue to readjust, and all providers must ensure adequate market share in their respective areas to remain in the network created by many of the managed care organizations. Under the Affordable Care Act prior to the Trump Administration, individuals were required to obtain coverage or pay a penalty resulting in millions of more Americans obtaining coverage, usually through the healthcare exchanges (called the Marketplace) established to provide coverage in each state. The Trump Administration and Congress removed this mandate beginning in 2019. The Trump Administration has also loosened rules to allow greater flexibility among insurers in the benefits offered, both lowering the costs of some plans but also limiting the coverage such plans offer. It is unclear at this time if increased competition from low-cost plans will damage the Marketplace, and how these changes will affect coverage rates in any particular state or locale. While the Trump Administration had decreased its focus on repealing the Affordable Care Act, a December 2018 federal court ruled the law unconstitutional. This decision was being appealed to the U.S. Court of Appeals for the 5th Circuit, which issued a decision in December 2019 finding the insurance mandate unconstitutional and remanded the case to the District Court to consider the constitutionality of the rest of the law. The case was appealed to the U.S. Supreme Court, which heard oral arguments in November 2020. A decision is expected by June 2021. There is continued uncertainty with respect to the impact the federal judiciary may have on the Affordable Care Act, and it could impact coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act. Through Executive Orders issued January 28, 2021, the Biden Administration signaled its strong support for the Affordable Care Act by taking steps to reverse various actions by the Trump Administration and to strengthen Medicaid and the Affordable Care Act. However, we cannot predict time and effect on us and/or our tenants of the ultimate decision by the Supreme Court or future action by the Biden Administration and/or Congress with respect to the Affordable Care Act and other aspects of the healthcare system.

Section 603 of the Bipartisan Budget Act of 2015 lowered Medicare rates, effective January 1, 2017, for services provided in off-campus, provider-based outpatient departments, to the same level of rates for physician-office settings. Section 603 does not apply to facilities that billed at the lower Medicare rates on or before November 2, 2015 (the "grandfather clause") or that had a binding written agreement in place for the construction of the off-campus site before November 2, 2015 (the "mid-build exemption"). Section 603 reflects movement by the Congress and the Center for Medicare and Medicaid Services ("CMS") toward “site-neutral reimbursement” where Medicare rates across different facility-type settings are equalized. CMS implemented these changes beginning January 1, 2017. Beginning January 1, 2019, CMS also implemented site neutral changes in Medicare reimbursement for clinic visits provided in off-campus locations that were previously exempted from payment reductions. While such site neutral changes are expected to lower overall Medicare spending, our medical office buildings located on hospital campuses could become more valuable as hospital tenants keep their higher Medicare rates for on-campus outpatient services. However, other laws may limit the extent to which higher rents may be charged based on proximity to a hospital. Ultimately, we cannot predict the amount of benefit from these measures or if future legislation will ultimately require similar site neutral changes in Medicare reimbursement rates for services provided in other facility-type settings.

Legislative Developments

Each year, legislative proposals for health policy are introduced in Congress and state legislatures, and regulatory changes are enacted by government agencies. These proposals, individually or in the aggregate, could significantly change the delivery of healthcare services, either nationally or at the state level, if implemented. Examples of significant legislation currently under consideration, recently enacted or in the process of implementation, include:

•the Affordable Care Act and proposed amendments and any further repeal measures and related actions at the federal and state level;

•the repeal of a portion of the Affordable Care Act (effective in 2019) for the mandate that all individuals purchase health insurance or pay a tax penalty;

•quality control, cost containment, and payment system reforms for Medicaid, Medicare and other public funding, such as expansion of pay-for-performance criteria and value-based purchasing programs, bundled provider payments, accountable care organizations, increased patient cost-sharing, geographic payment variations, comparative effectiveness research, and lower payments for hospital readmissions;

•implementation of health insurance exchanges and regulations governing their operation, whether run by the state or by the federal government, whereby individuals and small businesses purchase health insurance, including government-funded plans, many assisted by federal subsidies that are under ongoing legal challenges;

•equalization of Medicare payment rates across different facility-type settings (i.e., the Bipartisan Budget Act of 2015, Section 603, lowered Medicare payment rates, effective January 1, 2017, for services provided in off-campus, provider-based outpatient departments to the same level of rates for physician-office settings for those facilities not grandfathered-in under the current Medicare rates as of the law’s date of enactment, November 2, 2015 and beginning January 1, 2019, CMS implemented site neutral changes in Medicare reimbursement for clinic visits provided in off-campus locations that were previously exempted from payment reductions);

•the continued adoption by providers of federal standards for, and the associated audits of, the meaningful-use of electronic health records and the transition to ICD-10 coding;

•an increased flexibility from the Trump Administration to grant Medicaid waivers, including work and job training requirements, which could decrease Medicaid coverage, as well as the potential reversal of such flexibility under the new Biden Administration;

•changes made by the Biden Administration to reverse actions taken by the Trump Administration that impacted enrollment in health insurance exchanges and Medicaid;

•a continuing trend of provider consolidation and associated antitrust scrutiny; and

•tax law changes affecting non-profit providers, including the 2017 act's effect on charitable contributions.

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

Seasonality

Our business has not been, and we do not expect it to become, subject to material seasonal fluctuations.

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

ITEM 1A.    RISK FACTORS

Risk Factor Summary

Investing in our common stock involves a degree of risk. You should carefully consider all information in this Annual Report on Form 10-K prior to investing in our common stock. These risks are discussed more fully below in the section titled “Risk Factors.” These risks and uncertainties include, but are not limited to, the following:

•General economic conditions can have a material adverse effect on our business, financial conditions and results of operations.

•The ongoing COVID-19 pandemic may adversely affect our revenues, results of operations and financial condition.

•Failure to implement strategies to enhance our performance could have a material adverse effect on our business, results of operations and financial conditions.

•Our success depends, in part, on our ability to continue to make successful real estate acquisitions at fair prices and to integrate these acquisitions into our operations, and the failure to do so can have a material adverse effect on our business, financial conditions and results of operations.

•Our ability to perform depends on keeping and hiring exceptionally talented management and employees, and our failure to do so could have a material adverse effect on our business, revenues, results of operations and financial condition.

•Our tenants are subject to significant regulatory oversight, and changes in any of the laws and regulations applicable to their business could adversely impact our tenants’ ability to make rent payments to us, which, in turn, could have a material adverse effect on our business, revenues, results of operations and financial conditions.

•Our properties generate rent revenue, and any adverse impacts on our properties, including, but not limited to, increases in property taxes, uninsured damages to or total losses of our properties, or health and safety or environmental violations, could have a material adverse effect on our properties, revenues, results of operations and financial condition.

•We primarily fund our acquisitions through our Credit Facility and equity offerings, and any inability to utilize our Credit Facility or access capital markets at favorable terms and rates could have a material adverse effect on our business, results of operations and financial conditions.

•We qualify as a REIT under the Code, and the failure to remain qualified as a REIT would have a material adverse effect on our business, cash flows, ability to pay distributions and the market price of our common stock.

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Annual Report on Form 10-K, and we direct you to read our statement about forward-looking statements under the title “Cautionary Statements Regarding Forward-Looking Statements” in this

Annual Report on Form 10-K. The following information should be read in conjunction with Part II, Item 7, “Management’s Discussion And Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occur, our business, operating results, financial condition, cash flows, and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Because of the following factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Our Business

The COVID-19 pandemic’s impact on global markets could affect our future access to liquidity and materially adversely affect our results of operations and financial condition.

The coronavirus has spread throughout much of the world after initially surfacing in Wuhan, China in December 2019. The ongoing COVID-19 pandemic, and restrictions intended to prevent its spread, have had a significant adverse impact on economic and market conditions around the world, including the United States and the markets in which we own properties. The impact of the COVID-19 pandemic continues to evolve. Many states, including states where we own properties initially reacted to the COVID-19 pandemic by instituting quarantines, restrictions on travel, “shelter in place” rules, stay-at-home orders, density limitations, social distancing measures, restrictions on types of business that may continue to operate and/or restrictions on types of construction projects that may continue. Although some state governments and other authorities are in varying stages of lifting or modifying some of these measures, some have already been forced to, and others may in the future, reinstitute these measures or impose new, more restrictive measures, if the risks, or the perception of the risks, related to the COVID-19 pandemic worsen at any time. While the economic impact brought by, and the duration of, COVID-19 is difficult to assess or predict, the COVID-19 pandemic could result in additional disruption of global financial markets, reducing our ability to access capital in the future, which could negatively affect our liquidity in the future. The situation is constantly evolving, however, so the extent to which the COVID-19 outbreak will continue to impact businesses and the economy is highly uncertain and cannot be predicted. Accordingly, we cannot predict the extent to which our results of operations, financial condition and cash flows will be affected.

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

Our success depends, to a significant extent, on the continued services of Mr. Timothy G. Wallace, our Chairman, Chief Executive Officer and President, Mr. David H. Dupuy, our Executive Vice President and Chief Financial Officer, and Ms. Leigh Ann Stach, our Executive Vice President and Chief Accounting Officer. Each executive officer has significant experience in the healthcare and/or real estate industry and have all developed significant relationships with various healthcare providers and real estate brokers throughout the United States. Our ability to continue to acquire and develop healthcare properties in off market or lightly marketed transactions depends upon the significant relationships that our senior management team has developed over many years.

Although we have entered into employment agreements with Messrs. Wallace and Dupuy, and Ms. Stach, we cannot provide any assurance that any of them will remain employed by us. Our ability to retain our executive officers, or to attract suitable replacements should any member of the senior management team leave, is dependent on the competitive nature of the employment market. The loss of services of, or the failure to successfully integrate one or more new members of, our senior management team could adversely affect our business and our prospects.

We may be unable to complete any pending acquisitions, which would adversely affect our ability to make distributions to our stockholders and could have a material adverse impact on our results of operations, earnings and cash flow.

We cannot assure you that we will complete any pending acquisitions on the terms described in this report or other reports the Company may file or furnish in future SEC filings, because these transactions are subject to a variety of conditions, including, in the case of properties under contract, the execution of a mutually agreed-upon lease between us and the proposed tenant, our satisfactory completion of due diligence and the satisfaction of customary closing conditions. These transactions, whether or not successful, require substantial time and attention from management. Furthermore, the pending acquisitions require significant expense, including expenses for due diligence, legal and accounting fees and other costs. If we are unable to complete any potential acquisitions, we would still incur the costs associated with pursuing those investments but would not generate the revenues and net operating income that we currently anticipate, which would adversely affect our ability to make distributions to our stockholders and could have a material adverse impact on our financial condition, results of operations and the market price of our common shares.

The COVID-19 pandemic may further hinder or delay our ability to complete any pending acquisitions due to its effect on a significant portion of the workforce, including but not limited to, temporarily closing businesses, limiting business hours, and setting restrictions on travel for a prolonged period of time. Our ability to complete pending acquisitions may be adversely affected due to such business closures. The extent to which the COVID-19 pandemic could impact our pending acquisitions will depend on future developments that are highly uncertain and cannot be accurately predicted.

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

Certain of our tenants may have availed themselves of stimulus funds made available under the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the "CARES Act”). A second COVID-19 federal stimulus package was enacted as part of the Consolidated Appropriations Act, 2021 (the "COVID Supplemental Appropriations Act") on December 27, 2020. However, even with this additional stimulus, some businesses may be unable to continue. Moreover, the unavailability of further stimulus funds or economic assistance beyond that provided under the COVID Supplemental Appropriations Act , the CARES Act and similar programs or the insufficiency of such funds to cover all of the tenant’s financial results, including rent, could have adverse effects on our business. In addition, certain businesses that received a Paycheck Protection Program (“PPP”) loan may not be entitled to forgiveness of such loan or that they should not have received a PPP loan. Their application for forgiveness could be determined by the government to be impermissible or that the application for the original loan was impermissible. If it is later determined that a tenant did not meet the terms of applicable laws or governmental regulations applicable to forgiveness of PPP loans or the tenant was ineligible to receive a PPP loan, the tenant may be required to repay the PPP loan in its entirety in a lump sum or be subject to additional penalties, which could adversely affect their ability to pay rent.

As a result of the pandemic, the Company entered into deferral agreements with 18 tenants, in the aggregate representing less than one percent of our annualized rent. In 16 of these agreements, the tenants were required to repay the deferred amounts in equal monthly installments during the last half of 2020, and in 2 of the agreements, the repayments extend into 2021 and 2022. As of December 31, 2020, the Company had received substantially all of the payments due under these agreements. However, there can be no assurance that the tenants will be able to repay the remaining deferred rent due.

We may have difficulty finding suitable replacement tenants in the event of a tenant default or non-renewal of our leases, especially for our properties located in smaller markets.

We cannot predict whether our tenants will renew existing leases beyond their current terms. At December 31, 2020, we had 29 leases scheduled to expire in 2021 and 39 leases scheduled to expire in 2022 which represent 5.2% and 6.9% of our total annualized lease revenue, respectively, for the year ended December 31, 2020. If any of our leases are not renewed, or are terminated prior to the contractual expiration date, we would attempt to lease those properties to another tenant at then-current market rates. However, following expiration of a lease term or if we exercise our right to replace a tenant in default, rental payments on the related properties could decline or cease altogether while we reposition the properties with a suitable replacement tenant. As such, we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our properties while they are being repositioned. Furthermore, our ability to reposition our properties with a suitable tenant could be significantly delayed or limited by state licensing, receivership, certificate of need, or CON, or other laws, as well as by the Medicare and Medicaid change-of-ownership rules. We could also incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings. In addition, our ability to locate suitable replacement tenants could be impaired by the specialized healthcare uses or contractual restrictions on use of the properties, and we may be required to spend substantial amounts to adapt the properties to other uses. Any such delays, limitations and expenses could adversely impact our ability to collect rent, obtain possession of leased properties or otherwise exercise remedies for tenant default and could have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock.

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

A large percentage of our properties are located in Illinois, Texas, and Ohio, and changes in these markets may materially adversely affect us.

Of our investments in 141 properties, the properties located in Illinois, Texas, and Ohio provide, in the aggregate, approximately 37.9% of our annualized rent as of December 31, 2020. As a result of this geographic concentration, we are particularly exposed to downturns in the economies of those states or other changes in such states’ respective real estate market conditions. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in these states could have a disproportionate effect on our overall business results. In the event of negative economic or other changes in these markets, our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock may be materially and adversely affected.

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

The availability of equity capital to us will depend, in part, upon the market price of our common stock, which, in turn, will depend upon various market conditions and other factors that may change from time to time, including:

•the extent of investor interest in our Company and our assets;

•our ability to satisfy the distribution requirements applicable to REITs;

•the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•our financial performance and that of our tenants;

•analyst reports about us and the REIT industry;

•macroeconomic conditions generally and conditions affecting the healthcare and real estate industry in particular;

•general stock and bond market conditions, including changes in interest rates on fixed income securities, which may lead prospective purchasers of our common stock to demand a higher annual yield from future distributions;

•a failure to maintain or increase our dividend which is dependent, in large part, upon funds from operations, or FFO, which, in turn, depends upon increased revenue from additional acquisitions and rental increases; and

•other factors such as governmental regulatory action and changes in REIT tax laws.

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

A component of our growth strategy is exploring development opportunities, some of which may arise through strategic joint ventures. In deciding whether to make an investment in a particular development, we make certain assumptions regarding the expected future performance of that property. To the extent that we consummate development opportunities, our investment in these projects will be subject to the following risks:

•we may be unable to obtain financing for development projects on favorable terms or at all;

•we may not complete development projects on schedule or within budgeted amounts;

•we may encounter delays in obtaining or fail to obtain all necessary zoning, land use, building, occupancy, environmental and other governmental permits and authorizations, or underestimate the costs necessary to develop the property to market standards;

•development or construction delays may provide tenants the right to terminate preconstruction leases or cause us to incur additional costs;

•volatility in the price of construction materials or labor may increase our development costs;

•hospitals or health systems may maintain significant decision-making authority with respect to the development schedule;

•we may incorrectly forecast risks associated with development in new geographic regions;

•tenants may not lease space at the quantity or rental rate levels projected;

•demand for our development project may decrease prior to completion, including due to competition from other developments; and

•lease rates and rents at newly developed properties may fluctuate based on factors beyond our control, including market and economic conditions.

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

In July 2017, Financial Conduct Authority (the authority that regulates LIBOR) previously announced its intent to stop compelling banks to submit rates for the calculation of LIBOR after 2021, and the administrator of LIBOR announced its intention to cease the publication of the one week and two month USD LIBOR settings immediately following December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. Accordingly, there is considerable uncertainty regarding the publication of such rates beyond these dates. The Alternative Reference Rates Committee (ARRC) has proposed that the Secured Overnight Financing Rate (SOFR) is the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts currently indexed to LIBOR. ARRC has proposed a paced market transition plan to SOFR from LIBOR. We are currently evaluating the impact of the transition from LIBOR as an interest rate benchmark to other potential alternative reference rates, including SOFR. We do not currently have material contracts, with the exception of our Credit Facility, that are indexed to LIBOR. We will continue to actively assess the related opportunities and risks involved in this transition.

Risks Related to the Healthcare Industry

The healthcare industry is heavily regulated and new laws or regulations, changes to existing laws or regulations, changes to reimbursement models or structure, loss of licensure or failure to obtain licensure could adversely impact our company and result in the inability of our tenants to make rent payments to us.

The healthcare industry is heavily regulated by U.S. federal, state and local governmental authorities. As has been the trend in recent years, it is reasonable to assume that there will continue to be increased government oversight and regulation of the healthcare industry in the future. This may be particularly true in coming years as a result of the COVID-19 pandemic. Our tenants generally will be subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, billing for services, breaches of privacy and security of health information and relationships with physicians and other referral sources. In addition, new laws and regulations, changes in existing laws and regulations or changes in the interpretation of such laws or regulations could negatively affect our financial condition and the financial condition of our tenants. These changes, in some cases, could apply retroactively. The enactment, timing or effect of legislative or regulatory changes cannot be predicted.

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

While the Trump Administration had decreased its focus on a legislative repeal of the Affordable Care Act, efforts in the courts are ongoing. In December 2018, a federal court ruled the law unconstitutional. This decision was appealed to the U.S. Court of Appeals for the 5th Circuit, which issued a decision in December 2019 finding the insurance mandate unconstitutional and remanded the case to the District Court to consider the constitutionality of the rest of the law. The case was appealed to the U.S. Supreme Court, which heard oral arguments in November 2020. A decision is expected by June 2021. There is continued uncertainty with respect to the impact the federal judiciary may have on the Affordable Care Act, and it could impact coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act. While it is not entirely clear exactly what actions the Biden Administration may take relative to the Affordable Care Act, the Biden Administration has signaled its strong support for the Affordable Care Act by taking steps to reverse various actions by the Trump Administration and to strengthen Medicaid and the Affordable Care Act through an Executive Orders issued January 28, 2021.

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

The healthcare industry is currently experiencing, among other things:

•changes in the demand for and methods of delivering healthcare services;

•changes in third party reimbursement methods and policies;

•increased attention to compliance with regulations designed to safeguard protected health information and cyber-attacks on entities;

•consolidation and pressure to integrate within the healthcare industry through acquisitions and joint ventures; and

•increased scrutiny of billing, referral and other practices by U.S. federal and state authorities.

These factors may adversely affect the economic performance of some or all of our tenants and, in turn, our lease revenues, which may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock.

In 2020, the COVID-19 pandemic resulted in a substantial reduction in the number of elective surgeries, physician office visits and emergency room volumes due to restrictive measures, like quarantines and shelter-in-place orders, and general concerns related to the risk of contracting COVID-19 from interacting with the healthcare system. We believe that certain of these patient volume declines reflect a deferral of healthcare services utilization to a later period, rather than a permanent reduction in demand for services. Given the general necessity of the healthcare services, we anticipate that this deferral of services may create a backlog of demand in the future, in addition to the resumption of historically normal activity; however, there is no assurance that either will occur.

Reductions in reimbursement from third-party payers, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us or renew their lease.

Sources of revenue for our tenants typically include Medicare, Medicaid, private insurance payers and health maintenance organizations. Healthcare providers continue to face increased government and private payer pressure to control or reduce healthcare costs and significant reductions in healthcare reimbursement, including reduced reimbursements and changes to payment methodologies under the Affordable Care Act. In some cases, private insurers rely upon all or portions of the Medicare payment systems to determine payment rates which may result in decreased reimbursement from private insurers. The Affordable Care Act and associated regulations continue to encourage increasing enrollment in plans offered by private insurers who choose to participate in state-run exchanges, but recent changes by the Trump Administration affecting Medicaid and the availability of lower cost, lower coverage plans creates uncertainty around private insurer costs and, thereby, payment rates to providers. Through Executive Orders issued January 28, 2021, the Biden Administration has taken steps to create a special enrollment period for the Affordable Care Act and other steps to support Medicaid and the Affordable Care Act.

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

There are various federal laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from or are in a position to make referrals in connection with government-sponsored healthcare programs, including the Medicare and Medicaid programs. Many states have analogous laws which may be broader than their federal counterparts. Our lease arrangements with certain tenants may also be subject to these fraud and abuse laws.

These laws include without limitation:

•the federal Anti-Kickback Statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of any federal or state healthcare program patients;

•the Stark Law, which, subject to specific exceptions, restricts physicians who have financial relationships with healthcare providers from making referrals for designated health services for which payment may be made under Medicare or Medicaid programs to an entity with which the physician, or an immediate family member, has a financial relationship;

•the federal False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government, including under the Medicare and Medicaid programs;

•the federal Civil Monetary Penalties Law, which authorizes the Department of Health and Human Services, or HHS, to impose monetary penalties for certain fraudulent acts; and

•state anti-kickback, anti-inducement, fee-splitting, anti-referral and insurance fraud laws which may be generally similar to, and potentially more expansive than, the federal laws set forth above.

Other laws that impact how our tenants conduct their operations include: state and local licensure laws; laws protecting consumers against deceptive practices; laws generally affecting our tenants’ management of property and equipment and how our tenants generally conduct their operations, such as fire, health and safety and environmental laws (including medical waste disposal); federal and state laws affecting various types of facilities, including assisted living facilities mandating quality of services and care, mandatory reporting requirements regarding the quality of care and quality of food service; resident rights (including abuse and neglect laws); and health standards set by the federal Occupational Safety and Health Administration.

Violations of these laws may result in criminal and/or civil penalties that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and/or exclusion from federal healthcare programs including the Medicare and Medicaid programs. In addition, the Affordable Care Act clarifies that the submission of claims for items or services generated in violation of the Anti-Kickback Statute constitutes a false or fraudulent claim under the False Claims Act. The federal government has taken the position, and some courts have held that violations of other laws, such as the Stark Law, can also be a violation of the False Claims Act. Additionally, certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Imposition of any of these penalties upon one of our tenants or strategic partners could jeopardize that tenant’s ability to operate or to make rent payments or affect the level of occupancy in our healthcare properties, which may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock. Further, we enter into leases and other financial relationships with healthcare delivery systems that are subject to or impacted by these laws.

Our tenants may be subject to compliance issues and cyber-attack associated with the protection of personal information.

Security incidents and data breaches of personal information can result from deliberate attacks or unintentional events. More recently, there has been an increased level of attention focused on security incidents and cyber-attacks focused on healthcare providers because of the vast amount of personally identifiable information they process and maintain. Public awareness of privacy and security issues is increasing and focus of legislators and other regulators has also increased. Most healthcare providers, including all who accept commercial insurance, Medicare and Medicaid, must comply with the Health Insurance Portability and Accountability Act, as amended, (HIPAA) regulations regarding the privacy and security of protected health information. All 50 states also maintain laws focused on the privacy, security and notification requirements with regard to personally identifiable information, including health information. The HIPAA regulations impose significant requirements on our tenants and their business associate vendors with regard to how such protected health information may be used and disclosed. Further, the regulations include extensive and complex regulations which require providers to establish reasonable and appropriate administrative, technical and physical safeguards to ensure the confidentiality, integrity and availability of protected health information. Providers are obligated under HIPAA and state law to notify individuals and the government if personal information is compromised as defined by the respective law. In addition to federal regulators, state attorneys general are also enforcing information security breaches. All 50 states have breach notification laws. In addition to state laws regarding confidentiality of medical information, several states are now focused on expanding state privacy laws regarding personal information. For example, California maintains one of the more extensive laws in this area. California recently enacted the California Consumer Privacy Act, whose effects on our tenant's businesses vary and add to the risk profiles of those in California or who otherwise meet the law's requirements regarding revenue or California personal information metrics. These laws require our tenants to safeguard protected health information, and potentially other information, against reasonably anticipated threats or hazards to the information. HIPAA directs the Secretary of HHS to provide for periodic audits to ensure covered entities (and their business associates, as that term is defined under HIPAA) comply with the applicable HIPAA requirements.

Violations of these various privacy and security laws can result in significant civil monetary penalties, as well as the potential for criminal penalties. In addition to state data breach notification requirements, HIPAA authorizes state attorneys general to bring civil actions on behalf of affected state residents against entities that violate HIPAA privacy and security regulations or their respective state laws. These penalties could be in addition to any penalties assessed by a state for a breach which would be considered reportable under the state’s data breach notification laws. Further there are significant costs associated with a breach including investigation costs, remediation and mitigation costs, notification costs, attorney fees and the potential for reputational harm and lost revenues due to a loss in confidence in the provider. Plaintiff attorneys are increasingly developing class action litigation strategies designed to obtain settlements from healthcare providers. We cannot predict the effect of additional costs on tenants to comply with these laws nor the costs associated with a potential breach of protected health information by a tenant and what effect they might have on the expenses of our tenants and their ability to meet their obligations to us, which in turn could have a material adverse effect on our business, financial condition and results of operations, our ability to pay distributions to our stockholders and the market price of our common stock.

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

We also believe that there has been, and will continue to be, an increase in governmental investigations of certain healthcare providers, particularly in the areas of Medicare/Medicaid false claims and meaningful-use of electronic health records, as well as an increase in enforcement actions resulting from these investigations. Insurance is not available to cover all such losses. Any adverse determination in a legal proceeding or governmental investigation, any settlements of such proceedings or investigations in excess of insurance coverage, whether currently asserted or arising in the future, could have a material adverse effect on a tenant’s financial condition. If a tenant is unable to obtain or maintain insurance coverage, if judgments are obtained or settlements reached in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or if a tenant is subject to an uninsurable cost of a government enforcement action or investigation, the tenant could be exposed to substantial additional liabilities, which may affect the tenant’s ability to pay rent, which in turn could have a material adverse effect on our business, financial condition and results of operations, our ability to pay distributions to our stockholders and the market price of our common stock.

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

Some of the properties we acquire may be subject to ground lease or other restrictions on the use of the space. If we are required to undertake significant capital expenditures to procure new tenants, then our business and results of operations may suffer.

Properties we acquire may be subject to ground leases that contain certain restrictions. These restrictions could include limits on our ability to re-let these properties to tenants not affiliated with the healthcare provider or other owner that owns the underlying property, rights of purchase and rights of first offer and refusal with respect to sales of the property and limits on the types of medical procedures that may be performed. If we are unable to promptly re-let our properties, if the rates upon such re-letting are significantly lower than expected or if we are required to undertake significant capital expenditures in connection with re-letting, our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock may be adversely affected.

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

We are subject to the requirements of the Sarbanes-Oxley Act and are obligated to obtain an audit opinion on the effectiveness of internal control over financial reporting. These internal controls may not be determined to be effective, which may harm investor confidence and, as a result, the trading price of our common stock.

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

As of December 31, 2020, we had $208.0 million outstanding under our Credit Facility, including our term loans. We do not anticipate that our internally generated cash flow will be adequate to repay our anticipated indebtedness upon maturity and, therefore, we expect to repay indebtedness through refinancings and future offerings of equity and debt securities, either of which we may be unable to secure on favorable terms or at all. Our level of debt and any limitations imposed upon us by our debt agreements could have adverse consequences, including the following:

•our cash flow may be insufficient to meet required principal and interest payments;

•we may be unable to borrow additional funds as needed or on favorable terms, including to make acquisitions;

•we may be unable to refinance indebtedness at maturity or the refinancing terms may be less favorable than the terms of the original indebtedness;

•because a portion of our debt bears interest at variable rates, an increase in interest rates could materially increase our interest expense;

•we may fail to effectively hedge against interest rate volatility;

•we may be forced to dispose of properties, possibly on disadvantageous terms if we are able to do so at all, in order to repay indebtedness;

•after debt service, the amount available for distributions to our stockholders may be reduced;

•we may default on our debt obligations, which could restrict our ability to make any distributions to our stockholders;

•our ability to make distributions to our stockholders could be restricted by our debt agreements;

•our leverage could place us at a competitive disadvantage compared to our competitors who have less debt;

•we may experience increased vulnerability to economic and industry downturns, reducing our ability to respond to changing business and economic conditions;

•we may default on our obligations and the lenders may foreclose on properties that secure their loans and receive an assignment of rents and leases;

•we may violate financial covenants, which would cause a default on our obligations and result in the acceleration of our payment obligations;

•we may inadvertently violate non-financial restrictive covenants in our loan documents, such as covenants that require us to maintain the existence of entities, maintain insurance policies and provide financial statements, which would entitle the lenders to accelerate our debt obligations; and

•our default under any loan with cross-default or cross-collateralization provisions could result in default on other indebtedness or result in the foreclosures of other properties.

The realization of any or all of these risks may have an adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock.

We could become highly leveraged in the future because our organizational documents contain no limitations on the amount of debt that we may incur.

At December 31, 2020, our debt to total capitalization ratio (debt plus stockholders' equity plus accumulated depreciation) was approximately 28.5%. Our current financing policy prohibits aggregate debt (secured or unsecured) in excess of 40% of the Company's total capitalization, except for short-term transitory periods. However, this debt limitation policy can be changed by our board of directors without stockholder approval and there are no provisions in our bylaws that limit our ability to incur indebtedness. We could alter the balance between our total outstanding indebtedness and the value of our properties at any time. If we become more highly leveraged, the resulting increase in outstanding debt could adversely affect our ability to make debt service payments, to pay our anticipated distributions and to make the distributions required to qualify as a REIT. The occurrence of any of the foregoing risks could adversely affect our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock.

Increases in interest rates may increase our interest expense and adversely affect our cash flows and our ability to service our indebtedness and to make distributions to our shareholders.

As of December 31, 2020, we had $33 million of variable-rate indebtedness outstanding that had not been swapped for a fixed interest rate and we expect that more of our indebtedness in the future, including borrowings under our Credit Facility, some of which may be subject to variable interest rates. Increases in interest rates on any variable rate indebtedness will increase our interest expense, which could adversely affect our cash flow and our ability to pay distributions.

The Company may enter into swap agreements from time to time that may not effectively reduce its exposure to changes in interest rates.
The Company may enter into swap agreements from time to time that may not effectively reduce its exposure to changes in interest rates. The Company entered into 7 swap agreements during 2017, 2018 and 2019 and may enter into such agreements in the future to manage some of its exposure to interest rate volatility. These swap agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements. In addition, these arrangements may not be effective in reducing the Company's exposure to changes in interest rates. In addition, we may be limited in the type and amount of hedging transactions that we may use in the future by our need to satisfy the REIT income tests under the Code. Failure to hedge effectively against interest rate changes may have an adverse effect on our business, financial condition, results of operations, our ability to make distributions to our shareholders and the market price of our common shares.

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

Certain provisions of the Maryland General Corporation Law, or MGCL, applicable to Maryland corporations may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then-prevailing market price of our shares, including:

•“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our shares at any time within the two-year period immediately prior to the date in question) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes certain minimum price and/or supermajority stockholder voting requirements on these combinations; and

•“control share” provisions that provide that holders of “control shares” of our company (defined as shares that, when aggregated with all other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares,” subject to certain exceptions) have no voting rights with respect to their control shares, except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

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

Provisions of the partnership agreement of our operating partnership may delay or make more difficult unsolicited acquisitions of us or changes of our control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some stockholders or limited partners might consider such proposals, if made, desirable. These provisions include, among others:

•redemption rights of qualifying parties;

•a requirement that we may not be removed as the general partner of our operating partnership without our consent;

•transfer restrictions on OP units; and

•our ability, as general partner, in some cases, to amend the partnership agreement and to cause our operating partnership to issue additional partnership interests with terms that could delay, defer or prevent a merger or other change of control of us or our operating partnership without the consent of our stockholders or the limited partners.

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

Our charter eliminates the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•actual receipt of an improper benefit or profit in money, property or services; or

•active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action adjudicated.

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

We own 100% of the outstanding OP units and we may, in connection with our acquisition of properties or otherwise, cause our operating partnership to issue additional OP units to third parties. Such issuances would reduce our ownership percentage in our operating partnership and affect the amounts of distributions made to us by our operating partnership and, therefore, the amounts of distributions we can make to our stockholders. Because you will not directly own OP units, you will not have any voting rights with respect to any such issuances or other partnership level activities of our operating partnership.

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

If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distribution to our stockholders because:

•we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;

•we could be subject to increased state and local taxes; and

•unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.

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

Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•actual or anticipated variations in our quarterly operating results or dividends;

•changes in our FFO or earnings estimates;

•publication of research reports about us or the real estate industry;

•increases in market interest rates that lead purchasers of our shares to demand a higher yield;

•changes in market valuations of similar companies;

•adverse market reaction to any additional debt we incur in the future;

•additions or departures of key management personnel;

•actions by institutional stockholders;

•speculation in the press or investment community;

•the realization of any of the other risk factors presented in this report;

•the extent of investor interest in our securities;

•the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•our underlying asset value;

•investor confidence in the stock and bond markets generally;

•changes in tax laws;

•future equity issuances by us;

•failure to meet earnings estimates;

•failure to meet and maintain REIT qualification;

•changes in our credit ratings;

•the impact of COVID-19 on our business, financial condition, results of operations, cash flows, and global financial markets; and

•general market and economic conditions.

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

Any sales of a substantial number of shares of our common stock, or the perception that those sales might occur, may cause the market price of our common stock to decline. After the expiration of any applicable transfer restrictions imposed by our 2014 Incentive Plan, stock purchase agreements or lockup agreements with us, our executive officers and directors will have the ability to sell all of any portion of the applicable common stock which could cause the market price of our common stock to decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In addition to the information provided below, see Item 1, "Business," Note 2 to the Consolidated Financial Statements in Item 8 "Financial Statements and Supplementary Data," and Schedule III of Item 15 of this Annual Report on Form 10-K for more detailed information about the Company's properties as of December 31, 2020.

Scheduled Lease Expirations

As of December 31, 2020, the weighted average remaining years to maturity pursuant to the leases with our tenants was approximately 8.1 years, with expirations through 2039. The table below details scheduled lease expirations, as of December 31, 2020, for our properties for the periods indicated.

		Total Leased Square Footage		Annualized Lease Revenue
Year	Number of Leases Expiring	Amount	Percent (%)	Amount (in thousands)	Percent (%)
2021	29	164,676	6.1%	$3,535	5.2%
2022	39	216,602	8.1%	4,687	6.9%
2023	47	271,815	10.1%	5,384	8.0%
2024	21	143,631	5.3%	3,347	5.0%
2025	27	253,353	9.4%	7,052	10.4%
2026	22	252,948	9.4%	5,643	8.3%
2027	4	12,325	0.5%	360	0.5%
2028	8	123,461	4.6%	2,351	3.5%
2029	13	177,744	6.6%	5,217	7.7%
2030	14	172,667	6.4%	3,157	4.7%
Thereafter	26	875,472	32.6%	26,498	39.3%
Month-to-Month	11	24,491	0.9%	358	0.5%
Totals	261	2,689,185	100.0%	$67,589	100.0%

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

ITEM 4.   MINE SAFETY DISCLOSURES

None.

PART II.
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company's common stock are traded on the New York Stock Exchange under the symbol "CHCT." At February 10, 2021, there were 31 stockholders of record.

Future dividends will be declared and paid at the discretion of the Board of Directors. The Company’s ability to pay dividends is dependent upon its ability to generate funds from operations and cash flows, and to make accretive new investments.

Stock Performance Graph

The following graph compares, over a measurement period beginning December 31, 2015 and ending on December 31, 2020, the cumulative total return on our common stock with the cumulative total return on the stocks included in (i) the Russell 3000 Index and (ii) the NAREIT All Equity REIT Index. The performance graph assumes that the value of the investment in our common stock, the Russell 3000 Index and the NAREIT All Equity REIT Index was $100 at December 31, 2015 and that all dividends were reinvested. There can be no assurance that our common stock performance will continue in the future with the same or similar trends depicted in the stock performance graph below. We will not make or endorse any predictions as to future stock performance.

	Period Ending
Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Community Healthcare Trust Incorporated	$100.00	$134.84	$175.03	$190.45	$295.10	$337.00
Russell 3000 Index	$100.00	$112.74	$136.56	$129.40	$169.54	$204.95
NAREIT All Equity REIT Index	$100.00	$108.63	$118.05	$113.28	$145.75	$138.28

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
Intentionally omitted.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this Management's Discussion and Analysis ("MD&A") is to provide an understanding of the Company's consolidated financial condition, results of operations and liquidity. MD&A is provided as a supplement to, and should be read in conjunction with, the Company's Consolidated Financial Statements and accompanying notes.

Overview

We were organized in the State of Maryland in March 2014 and began operations upon the completion of our initial public offering in May 2015. We are a self-administered, self-managed healthcare REIT that acquires and owns properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers.

Trends and Matters Impacting Operating Results

Management monitors factors and trends that it believes are important to the Company and the REIT industry in order to gauge their potential impact on the operations of the Company. Certain of the factors and trends that management believes may impact the operations of the Company are discussed below.

Real estate investments

During the year ended December 31, 2020, the Company acquired 23 real estate properties and 2 land parcels. Upon acquisition, the properties were 99.5% leased in the aggregate with lease expirations through 2039.

2021 Real estate acquisitions

Subsequent to December 31, 2020, the Company acquired four real estate properties totaling approximately 80,000 square feet for an aggregate purchase price of approximately $17.8 million and cash consideration of approximately $17.9 million, and entered into a $6.0 million term loan and a revolver loan up to $4.0 million with the tenant on two of the properties. Upon acquisition, the properties were 100.0% leased in the aggregate with lease expirations through 2036. These acquisitions were funded with cash on hand and proceeds from the Company's Revolving Credit Facility.

Acquisition pipeline

The Company has two properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $42.0 million. The Company's expected aggregate returns on these investments is approximately 9.1%. The Company expects to close on these properties in the first quarter of 2021; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

The Company has one property under a definitive purchase agreement for an expected purchase price of approximately $4.4 million. The Company is currently performing due diligence procedures customary for this type of transaction. The Company expects to close this property in the second quarter of 2021; however, the Company cannot provide assurance as to the timing of when, or whether, this transaction will actually close.

The Company anticipates funding these investments with cash from operations, through proceeds from its Credit Facility or from net proceeds from additional debt or equity offerings.

COVID-19 Pandemic

During 2020, the world was, and continues to be, impacted by the novel coronavirus (COVID-19) pandemic. COVID-19 and measures to prevent its spread impacted many healthcare providers, including some of our tenants. Some of them are not seeing patients, others have seen a reduced number of elective procedures and/or patient visits, while others have experienced limited impact, or have even seen improved cash flows from either increases in census or from government funding.

As a result of the pandemic, the Company entered into deferral agreements with eighteen tenants. These represented less than one percent of our annualized rent in the aggregate. Sixteen of these agreements required the tenants to repay the deferred amounts during the last half of 2020, while two of the agreements extended repayment beyond the end of 2020. The Company has remaining payments due under these agreements of less than $100,000 as of December 31, 2020.

The impact of these disruptions and the extent of their adverse impact on our financial and operating results will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration and severity of the impacts of COVID-19, and among other things, the impact of governmental actions imposed in response to COVID-19 and individuals’ and companies’ risk tolerance regarding health matters going forward. The reopening or closure of our tenants' businesses is dependent on applicable government requirements, which vary by location, and are subject to ongoing changes, which could result from increasing COVID-19 cases.

Purchase Option Provisions

Certain of the Company's leases provide the lessee with a purchase option or a right of first refusal to purchase the leased property. The purchase option provisions generally require the lessee to purchase the leased property at fair value or at an amount greater than the Company's gross investment in the leased property at the time of the purchase. At December 31, 2020, the Company had gross investments of approximately $13.9 million in 7 real estate properties with purchase options exercisable at December 31, 2020. An additional 4 real estate properties in which the Company had an aggregate gross investment of approximately $29.5 million at December 31, 2020 have purchase options that will become exercisable during 2021.

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

During 2020, the Company issued, through its ATM Program, 2,206,976 shares of common stock at an average gross sales price of $45.29 per share and received net proceeds of approximately $98.0 million after deducting commissions and offering expenses paid by the Company. As of December 31, 2020, the Company had approximately $140.2 million remaining that may be issued under the ATM Program. The proceeds were used to repay outstanding balances under the Company's Credit Facility, to fund investments, and for general corporate purposes.

Credit Facility

The Company's second amended and restated credit facility (the "Credit Facility") is by and among Community Healthcare OP, LP, the Company, and a syndicate of lenders with Truist Bank (formerly SunTrust Bank) serving as Administrative Agent. The Company’s material subsidiaries are guarantors of the obligations under the Credit Facility.

The Credit Facility, as amended, provides for a $150.0 million Revolving Credit Facility and $175.0 million in term loans (the "Term Loans"). The Credit Facility, through the accordion feature, allows borrowings up to a total of $525.0 million including the ability to add and fund additional term loans. The Revolving Credit Facility matures on March 29, 2023 and includes one 12-month option to extend the maturity date of the Revolving Credit Facility, subject to the satisfaction of certain conditions. The Term Loans include a five-year term loan facility in the aggregate principal amount of $50.0 million (the "A-1 Term Loan"), which matures on March 29, 2022, a seven-year term loan facility in the aggregate principal amount of $50.0 million (the "A-2 Term Loan"), which matures on March 29, 2024, and a seven-year term loan facility in the aggregate principal amount of $75.0 million (the "A-3 Term Loan"), which matures on March 29, 2026.

The Company had $33.0 million outstanding under the Revolving Credit Facility with a borrowing capacity remaining of approximately $117.0 million and a weighted average interest rate of approximately 1.55% at December 31, 2020. Also, at December 31, 2020, the Company had drawn the full $175.0 million under the Term Loans which had a fixed weighted average interest rate under the swaps of approximately 3.88%. See Note 5 to the Consolidated Financial Statements for more details on the Credit Facility.

Lease Expirations

Approximately 5.0% to 10.5% of our leases will expire in each of the next 5 years. Management expects that many of the tenants will renew their leases, but in cases where they do not renew, the Company believes it will generally be able to re-lease the space to existing or new tenants without significant loss of rental income. See "Properties" in Item 2 for a schedule of the Company's lease expirations.

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

As of December 31, 2020, we had invested approximately $738.8 million in 141 real estate properties, which are located in 33 states and total approximately 3.1 million square feet. During 2020, we acquired 23 real estate properties and 2 land parcels which in the aggregate were 99.5% leased for cash consideration of approximately $126.8 million. During 2019, we acquired 15 real estate properties for cash consideration of approximately $150.0 million.
Year Ended December 31, 2020 Compared to December 31, 2019

The table below shows our results of operations for the year ended December 31, 2020 compared to the same period in 2019 and the effect of changes in those results from period to period on our net income.

(Dollars in thousands)	For the Year Ended December 31,		Increase (Decrease) to Net Income
	2020	2019	$	%
REVENUES
Rental income	$73,925	$58,269	$15,656	26.9%
Other operating interest	1,759	2,580	(821)	(31.8)%
	75,684	60,849	14,835	24.4%
EXPENSES
Property operating	13,614	12,235	(1,379)	(11.3)%
General and administrative	8,768	7,719	(1,049)	(13.6)%
Depreciation and amortization	25,378	22,225	(3,153)	(14.2)%
	47,760	42,179	(5,581)	(13.2)%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND OTHER ITEMS	27,924	18,670	9,254	49.6%
Loss on sale of real estate	(313)	—	(313)	n/m
Interest expense	(8,620)	(9,301)	681	7.3%
Deferred income tax expense	(80)	(1,430)	1,350	94.4%
Interest and other income, net	166	437	(271)	(62.0)%
INCOME FROM CONTINUING OPERATIONS	19,077	8,376	10,701	127.8%
NET INCOME	$19,077	$8,376	$10,701	127.8%
___________
n/m-not meaningful.

Revenues

Revenues increased approximately $14.8 million or 24.4%, for the year ended December 31, 2020 compared to the same period in 2019 due mainly to the following:

•Acquisitions during 2020 contributed revenues of approximately $6.3 million in 2020;

•Acquisitions during 2019 contributed an increase in revenues of approximately $8.7 million in 2020.

Expenses

Property operating expenses increased approximately $1.4 million, or 11.3%, for the year ended December 31, 2020 compared to the same period in 2019 mainly due to the following:

•Acquisitions during 2020 accounted for an increase of approximately $0.5 million in 2020;

•Acquisitions during 2019 accounted for an increase of approximately $0.6 million in 2020.

General and administrative expenses increased approximately $1.0 million, or 13.6%, for the year ended December 31, 2020 compared to the same period in 2019 due mainly to compensation-related expenses and occupancy costs related to our employees and corporate office, including the amortization of non-vested restricted common shares issued under the 2014 Incentive Plan totaling approximately $1.7 million. Also, professional fees decreased approximately $0.5 million related mainly to additional costs incurred in 2019 relating to compliance requirements of moving from an emerging growth company status to a large accelerated filer status totaling approximately $0.3 million, as well as a reduction in legal fees from 2019 to 2020. The remaining decrease of approximately $0.1 million resulted from a reduction in state income and other taxes from 2019 to 2020.

Depreciation and amortization expense increased approximately $3.2 million, or 14.2%, for the year ended December 31, 2020 compared to the same period in 2019 due mainly to the following:

•Depreciation and amortization related to properties acquired during 2020 accounted for an increase of approximately $2.5 million in 2020;

•Depreciation and amortization related to properties acquired during 2019 accounted for an increase of approximately $2.5 million in 2020;

•Real estate intangible assets acquired prior to 2019 that became fully depreciated resulted in a decrease of approximately $2.1 million in 2020; and

•Depreciation related to tenant and other improvements accounted for an increase of approximately $0.3 million in 2019.

Loss on sale of real estate

During the second quarter of 2020, the Company sold a land parcel related to one of its properties for approximately $0.3 million and recognized a loss on sale of approximately $0.3 million.

Interest expense

Interest expense decreased approximately $0.7 million, or 7.3%, for the year ended December 31, 2020 compared to the same period in 2019 due mainly to the decrease in weighted average interest rates on the Credit Facility from 2019 to 2020.

Income tax expense

The Company recorded income tax expense in 2019 related to adjustments to the valuation allowance on a deferred tax asset recognized in 2018 due to the impairment of a mezzanine note and deferred compensation in both 2020 and 2019.

Year Ended December 31, 2019 Compared to December 31, 2018

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” in our 2019 Annual Report on Form 10-K for a comparison of the year ended December 31, 2019 compared to December 31, 2018, which is incorporated by reference.

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

Sources and Uses of Cash

The Company derives most of its revenues from its real estate properties, collecting rental income and operating expense reimbursements based on contractual arrangements with its tenants. These sources of revenue represent our primary source of liquidity to fund our dividends, general and administrative expenses, property operating expenses, interest expense on our Credit Facility and other expenses incurred related to managing our existing portfolio and investing in additional properties. To the extent additional resources are needed, the Company will fund its investment activity generally through equity or debt issuances, including our at-the-market equity offering program, either in the public or private markets or through proceeds from our Credit Facility.

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

Operating Activities

Cash flows provided by operating activities for the years ended December 31, 2020, 2019 and 2018 were approximately $48.4 million, $32.4 million, and $24.4 million, respectively. Cash flows provided by operating activities for the years ended December 31, 2020, 2019 and 2018 were generally provided by contractual rents and interest on notes receivables, net of property operating expenses not reimbursed by the tenants and general and administrative expenses.

Investing Activities

Cash flows used in investing activities for the years ended December 31, 2020, 2019 and 2018 were approximately $125.1 million, $153.2 million, and $53.5 million, respectively. During 2020, the Company invested in 23 real estate properties and 2 land parcels for an aggregate cash consideration of approximately $126.8 million. During 2019, the Company invested in 15 real estate properties for an aggregate cash consideration of approximately $150.0 million. During 2018, the Company invested in 19 real estate properties for cash consideration of approximately $45.2 million. In addition, during 2020 and 2018, the Company acquired or funded notes receivable of approximately $1.8 million and $7.0 million, respectively, and received payments in 2020, 2019 and 2018 on notes of approximately $10.3 million, $1.2 million, and $0.1 million, respectively. Also, the Company funded capital expenditures, including tenant improvements, during 2020, 2019 and 2018 totaling $7.0 million, $4.4 million, and $4.6 million, respectively.

Financing Activities

Cash flows provided by financing activities for the years ended December 31, 2020, 2019 and 2018 were approximately $77.6 million, $120.4 million, and $29.3 million, respectively. During 2020, 2019 and 2018, the Company paid dividends totaling $38.0 million, $31.9 million and $29.4 million, respectively. During 2020, 2019 and 2018, the Company completed equity offerings, including offerings under its at-the-market program, resulting in net proceeds, net of underwriters' discount and offering costs, of approximately $97.7 million, $106.8 million and $10.0 million, respectively. During 2020 and 2018, the Company borrowed, on a net basis, approximately $18.0 million and $9.0 million, respectively, on its Revolving Credit Facility, and in 2019, the Company repaid, on a net basis, approximately $28.0 million on its Revolving Credit Facility. During 2019 and 2018, the Company also borrowed $75.0 million, and $40.0 million, respectively, in Term Loans under its Credit Facility. The net proceeds from these equity offerings and borrowings under its Credit Facility were used to invest in the Company's real estate assets and were used for general corporate purposes.

Credit Facility

The Company's second amended and restated credit facility (the "Credit Facility") is by and among Community Healthcare OP, LP, the Company, and a syndicate of lenders with Truist Bank (formerly SunTrust Bank) serving as Administrative Agent. The Company’s material subsidiaries are guarantors of the obligations under the Credit Facility.

The Credit Facility, as amended, provides for a $150.0 million Revolving Credit Facility and $175.0 million in term loans (the "Term Loans"). The Credit Facility, through the accordion feature, allows borrowings up to a total of $525.0 million including the ability to add and fund additional term loans. The Revolving Credit Facility matures on March 29, 2023 and includes one 12-month option to extend the maturity date of the Revolving Credit Facility, subject to the satisfaction of certain conditions. The Term Loans include a five-year term loan facility in the aggregate principal amount of $50.0 million (the "A-1 Term Loan"), which matures on March 29, 2022, a seven-year term loan facility in the aggregate principal amount of $50.0 million (the "A-2 Term Loan"), which matures on March 29, 2024, and a seven-year term loan facility in the aggregate principal amount of $75.0 million (the "A-3 Term Loan"), which matures on March 29, 2026.

The Company had $33.0 million outstanding under the Revolving Credit Facility with a borrowing capacity remaining of approximately $117.0 million and a weighted average interest rate of approximately 1.55% at December 31, 2020. Also, at December 31, 2020, the Company had drawn the full $175.0 million under the Term Loans which had a fixed weighted average interest rate under the swaps of approximately 3.88%. See Note 5 to the Consolidated Financial Statements for more details on the Credit Facility.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. Also, the Company's current financing policy prohibits aggregate debt (secured or unsecured) in excess of 40% of the Company's total capitalization, except for short-term transitory periods. At December 31, 2020, our debt to total capitalization ratio (debt plus stockholders' equity plus accumulated depreciation) was approximately 28.5%. The Company was in compliance with its financial covenants under its Credit Facility as of December 31, 2020.

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

2021 Real estate acquisitions

Subsequent to December 31, 2020, the Company acquired four real estate properties totaling approximately 80,000 square feet for an aggregate purchase price of approximately $17.8 million and cash consideration of approximately $17.9 million, and entered into a $6.0 million term loan and a revolver loan up to $4.0 million with the tenant on two of the properties. Upon acquisition, the properties were 100.0% leased in the aggregate with lease expirations through 2036. These acquisitions were funded with cash on hand and proceeds from the Company's Revolving Credit Facility.

Acquisition pipeline

The Company has two properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $42.0 million. The Company's expected aggregate returns on these investments is approximately 9.1%. The Company expects to close on these properties in the first quarter of 2021; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

The Company has one property under a definitive purchase agreement for an expected purchase price of approximately $4.4 million. The Company is currently performing due diligence procedures customary for this type of transaction. The Company expects to close this property in the second quarter of 2021; however, the Company cannot provide assurance as to the timing of when, or whether, this transaction will actually close.

The Company anticipates funding these investments with cash from operations, through proceeds from its Credit Facility or from net proceeds from additional debt or equity offerings.

Security Deposits

As of December 31, 2020, the Company held approximately $4.1 million in security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon the security deposits if there are any defaults under the leases.

Contractual Obligations

The Company’s material contractual obligations at December 31, 2020 are included in the table below. At December 31, 2020, the Company had no long-term capital lease or purchase obligations.

(Dollars in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Revolving Credit Facility (1)	$34,806	$803	$34,003	$—	$—
Terms Loans (2)	199,154	6,791	60,132	56,491	75,740
Mortgage note payable	6,892	647	1,295	4,950	—
Operating lease obligation	784	41	84	87	572
Tenant improvements	2,333	2,333	—	—	—
Capital improvements	1,472	1,472	—	—	—
	$245,441	$12,087	$95,514	$61,528	$76,312
____________
(1)The amounts shown include interest at the weighted average interest rate at December 31, 2020 and the unused fee interest assuming the credit facility remains at $33.0 million through its maturity.
(2)The amounts shown include interest at the current fixed rates through the in-place cash flow hedges assuming the term loans remain at $175.0 million outstanding through maturity.

Dividends

The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT.

During 2020, 2019 and 2018, the Company paid cash dividends in the amounts of $1.685 per share, $1.645 per share and $1.605 per share, respectively.

On February 11, 2021, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.4275 per share. The dividend is payable on March 5, 2021 to stockholders of record on February 25, 2021.
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

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2020	2019	2018
Net income	$19,077	$8,376	$4,403
Real estate depreciation and amortization	25,615	22,377	19,661
Impairment of note receivable (1)	—	—	5,000
Income tax expense (benefit) (1)	—	1,321	(1,321)
Loss (gain) from sales of real estate	313	—	(295)
Total adjustments	25,928	23,698	23,045
Funds from Operations	$45,005	$32,074	$27,448
Funds from Operations per Common Share-Basic	$2.09	$1.72	$1.55
Funds from Operations per Common Share-Diluted	$2.03	$1.67	$1.53
Weighted Average Common Shares Outstanding-Basic	21,576	18,685	17,669
Weighted Average Common Shares Outstanding-Diluted (2)	22,179	19,164	17,943
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

Management must make judgments regarding the Company's level of influence or control over an entity and whether or not the Company is the primary beneficiary of a variable interest entity. Consideration of various factors include, but is not limited to, the Company's ability to direct the activities that most significantly impact the entity's governing body, the size and seniority of the Company's investment, the Company's ability and the rights of other investors to participate in policy making decisions, the Company's ability to replace the manager and/or liquidate the entity. Management's ability to correctly assess its influence or control over an entity when determining the primary beneficiary of a VIE affects the presentation of these entities in the Company's Consolidated Financial Statements. If it is determined that the Company is the primary beneficiary of a VIE, the Company's Consolidated Financial Statements would consolidate the VIE rather than the results of the variable interest in the VIE. The Company would depend on the VIE to provide timely financial information and would rely on the interest control of the VIE to provide accurate financial information. Untimely or inaccurate financial information provided to the Company or deficiencies in the VIE's internal controls over financial reporting could impact the Company's Consolidated Financial Statements and its internal control over financial reporting.

Accounting for Acquisitions of Real Estate Properties

Real estate property acquisitions are accounted for as a business combination or an asset acquisition. An acquisition accounted for as a business combination is recorded at fair value and related closing costs are expensed as incurred. An acquisition accounted for as an asset acquisition is recorded at its purchase price, inclusive of acquisition costs, which is allocated among the acquired assets and assumed liabilities based upon their relative fair values at the date of acquisition. The Company adopted Accounting Standards Update ("ASU") No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, on January 1, 2017, and the Company expects that substantially all of its acquisitions will be accounted for as asset acquisitions.

The allocation of real estate property acquisitions may include land and land improvements, building and building improvements, and identified intangible assets and liabilities (consisting of above- and below-market leases, in-place leases, and tenant relationships) based on the evaluation of information and estimates available at that date, and the allocation of the purchase price is based on these assessments. The acquisition date fair values of the tangible and intangible assets and acquired liabilities are estimated based on information obtained from multiple sources as a result of pre-acquisition due diligence, tax records, and other sources. Based on these estimates, we recognize the acquired assets and liabilities based on their estimated fair values. We expense transaction costs associated with business combinations in the period incurred. The fair value of tangible property assets acquired considers the value of the property as if vacant determined by comparable sales and other relevant data. The determination of fair value involves the use of significant judgment and estimation. We value land based on various inputs, which may include internal analysis of recently acquired properties, existing comparable properties within our portfolio, or third party appraisals or valuations based on comparable sales.

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

Revenue Recognition

Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), also referred to as Topic 606, establishes a comprehensive model to account for revenues arising from contracts with customers. ASU 2014-09 applies to all contracts with customers, except those that are within the scope of other guidance, such as real estate leases and financial instruments. ASU 2014-09 requires companies to perform a five-step analysis of transactions to determine when and how revenue is recognized. The Company adopted ASU 2014-09 using the "modified retrospective" method effective January 1, 2018; as such, the Company has applied this guidance to the consolidated financial statements.

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

Allowance for Credit Losses

Upon adoption of ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments on January 1, 2020, the Company uses an expected credit loss ("CECL") model in evaluating the collectability of its notes receivable and other financial instruments from time to time. The CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, that considers forecasts of future economic conditions in addition to information about past events and current conditions. Under the CECL model, the Company will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument and is required to record a credit loss expense (or reversal) in each reporting period. At December 31, 2020, the Company did not have any material expected credit losses and, therefore, did not record any credit losses.

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

As of December 31, 2020, the Company's Revolving Credit Facility and Term Loans were based on variable interest rates while its notes receivable and mortgage note payable bore interest at fixed rates. The Company has entered into interest rate swaps to fix the interest rates on its Term Loans.

The following table provides information regarding the sensitivity of certain of the Company’s financial instruments, as described above, to market conditions and changes resulting from changes in interest rates. For purposes of this analysis, sensitivity is demonstrated based on hypothetical 10% changes in the underlying market interest rates.

			Impact on Earnings and Cash Flows
(Dollars in thousands)	Outstanding Principal Balance at December 31, 2020	Calculated Annual Interest Expense	Assuming 10% Increase in Market Interest Rates	Assuming 10% Decrease in Market Interest Rates
Variable Rate Debt:
Revolving Credit Facility	$33,000	$510	$(51)	$51
A-1 Term Loan (1)	$50,000	$1,966	$—	$—
A-2 Term Loan (1)	$50,000	$1,800	$—	$—
A-3 Term Loan (1)	$75,000	$3,026	$—	$—
___________
(1) The Company has interest rate swaps that fix the interest rates of the A-1 Term Loan, the A-2 Term Loan and the A-3 Term Loan; therefore, changes in the interest rates will not impact our earnings or cash flows.

		Fair Value
(Dollars in thousands)	Outstanding Principal Balance at December 31, 2020	December 31, 2020	Assuming 10% Increase in Market Interest Rates	Assuming 10% Decrease in Market Interest Rates	December 31, 2019
Fixed Rate Receivables/Payable:
Notes Receivable (1)	$15,010	$15,010	$14,718	$15,361	$23,399
Mortgage Note Payable (1)	$5,180	$5,432	$5,383	$5,481	$5,351
___________
(1) Level 2 - Fair value based on quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

In July 2017, Financial Conduct Authority (the authority that regulates LIBOR) previously announced its intent to stop compelling banks to submit rates for the calculation of LIBOR after 2021, and the administrator of LIBOR announced its intention to cease the publication of the one week and two month USD LIBOR settings immediately following December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. Accordingly, there is considerable uncertainty regarding the publication of such rates beyond these dates. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. The Company has material contracts that are indexed to USD-LIBOR and is monitoring this activity and evaluating the related risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Community Healthcare Trust Incorporated
Franklin, Tennessee
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Community Healthcare Trust Incorporated (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 16, 2021 expressed an unqualified opinion thereon.
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
Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Real Estate Acquisitions - Sale and Leaseback Transactions

As described in Note 4 to the Company’s consolidated financial statements, the Company acquired real estate properties for a total purchase price of approximately $127 million during the year ended December 31, 2020. As discussed in Note 1 to the Company's consolidated financial statements, certain of these acquisitions included a leaseback of the property to the seller or affiliates of the seller. The Company determined that the transactions which included a leaseback of the property to the seller or affiliates of the seller qualified as sale and leaseback transactions in accordance with Accounting Standards Codification (“ASC”) Topic 842, Leases. Management evaluates various inputs and assumptions including lease terms, renewal options, discount rates, and repurchase rights to determine whether control of the underlying real estate property has transferred to the Company. If management determines that the control of the underlying real estate property has not transferred, the transaction is accounted for as a financing transaction rather than an acquisition of the real estate property.

We identified management’s evaluation of whether control of the underlying real estate property for sale and leaseback transactions was transferred from the seller/lessee to the Company as a critical audit matter. Management applies significant judgment in assessing relevant lease terms, provisions and other conditions, including potential or implicit repurchase rights, included in the Company’s lease and purchase agreements to determine whether or not the control of the real estate property has transferred to the Company. Auditing these assessments made by management involved especially challenging auditor judgment due to the extent of specialized skills or knowledge required.

The primary procedures we performed to address this critical audit matter included:

•Testing the design and operating effectiveness of controls related to management’s assessment of relevant lease terms, provisions or other conditions included in the Company’s lease and purchase agreements to determine whether control of the real estate property has transferred to the Company.

•Evaluating management’s assessment of whether potential or implicit repurchase rights, that would preclude control of the real estate property transferring to the Company, are present in the lease and purchase agreements.

•Utilizing professionals with specialized skills and knowledge to assist in: (i) assessing management’s application of ASC Topic 842 and (ii) evaluating relevant lease terms, provisions and other conditions included in the Company’s lease and purchase agreements to assess the appropriateness of the conclusion that a transfer of control has occurred.

•Utilizing professionals with specialized skills and knowledge in valuation to assist, for certain transactions, with assessing whether the overall transaction was at fair value.

Asset Impairment – Identification of Triggering Events and Assessment of Recoverability for Real Estate Properties

The Company recorded total real estate properties, net of accumulated depreciation of approximately $632 million as of December 31, 2020. As described in Note 1 to the Consolidated financial statements, the Company assesses the potential for impairment of long-lived assets, including real estate properties, whenever events occur, or circumstances change, that indicate that the carrying value might not be fully recoverable ("triggering events"). A property value is impaired when management’s estimate of current and projected, undiscounted and unleveraged, operating cash flows of the property is less than the net carrying value of the property.

We identified management's evaluation of triggering events and the assessment of recoverability for properties as a critical audit matter due to the subjectivity required in evaluating the existence of impairment indicators including market conditions, occupancy, nature of the property, and property performance. Additionally, auditing the assumptions utilized by management in performing the recoverability test, including market rent and terminal capitalization rate assumptions, involved especially challenging auditor judgment including requiring the use of a specialist.

The primary procedures we performed to address this critical audit matter included:

•Testing the design and operating effectiveness of the control related to management's assessment of the potential impairment of real estate assets which included management's judgment regarding impairment triggers, as well as the assumptions management used in performing the recoverability tests for certain properties.

•Evaluating management's identification and assessment of potential triggering events, including changes in occupancy, nature of the property and property performance against historical operating results.

•Testing the assumptions used by management in determining which properties require a recoverability test and evaluating management's assumptions, including market rent assumptions, terminal capitalization rates and other inputs used in performing the recoverability tests.

•Utilizing professionals with specialized knowledge and skills in valuation to assist in testing specific market-based assumptions used by the Company in performing its recoverability tests.

/s/     BDO USA, LLP
We have served as the Company's auditor since 2015.
Nashville, Tennessee
February 16, 2021

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	December 31,
	2020	2019
ASSETS
Real estate properties
Land and land improvements	$83,714	$68,129
Buildings, improvements, and lease intangibles	651,398	534,503
Personal property	247	220
Total real estate properties	735,359	602,852
Less accumulated depreciation	(102,899)	(77,523)
Total real estate properties, net	632,460	525,329
Cash and cash equivalents	2,483	1,730
Restricted cash	409	293
Other assets, net	33,050	35,179
Total assets	$668,402	$562,531

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Debt, net	$212,374	$194,243
Accounts payable and accrued liabilities	5,743	3,606
Other liabilities	20,369	11,271
Total liabilities	238,486	209,120

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 450,000,000 shares authorized; 23,888,090 and 21,410,578 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	239	214
Additional paid-in capital	550,391	447,916
Cumulative net income	36,631	17,554
Accumulated other comprehensive loss	(11,846)	(4,808)
Cumulative dividends	(145,499)	(107,465)
Total stockholders’ equity	429,916	353,411
Total liabilities and stockholders' equity	$668,402	$562,531

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
REVENUES
Rental income	$73,925	$58,269	$46,453
Other operating interest	1,759	2,580	2,104
	75,684	60,849	48,557

EXPENSES
Property operating	13,614	12,235	9,944
General and administrative	8,768	7,719	5,634
Depreciation and amortization	25,378	22,225	19,539
	47,760	42,179	35,117

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND OTHER ITEMS	27,924	18,670	13,440
(Loss) gain on sales of real estate	(313)	—	295
Interest expense	(8,620)	(9,301)	(6,299)
Impairment of note receivable	—	—	(5,000)
Deferred income tax (expense) benefit	(80)	(1,430)	1,547
Interest and other income, net	166	437	420
INCOME FROM CONTINUING OPERATIONS	19,077	8,376	4,403
NET INCOME	$19,077	$8,376	$4,403

INCOME PER COMMON SHARE
Net income per common share – Basic	$0.80	$0.37	$0.19
Net income per common share – Diluted	$0.80	$0.37	$0.19
WEIGHTED AVERAGE COMMON SHARE OUTSTANDING-BASIC	21,576,038	18,684,847	17,668,696
WEIGHTED AVERAGE COMMON SHARE OUTSTANDING-DILUTED	21,576,038	18,684,847	17,668,696

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31,
	2020	2019	2018

NET INCOME	$19,077	$8,376	$4,403
Other comprehensive (loss) income:
(Decrease) increase in fair value of cash flow hedges	(9,945)	(5,472)	182
Reclassification of amounts recognized as interest expense	2,907	31	193
Total other comprehensive (loss) income	(7,038)	(5,441)	375
COMPREHENSIVE INCOME	$12,039	$2,935	$4,778

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Cumulative Net Income	Accumulated Other Comprehensive Income (Loss)	Cumulative Dividends	Total Stockholders' Equity
Balance at December 31, 2017	—	$—	18,085,798	$181	$324,303	$4,775	$258	$(46,143)	$283,374
Issuance of common stock, net of issuance costs	—	—	334,700	3	10,027	—	—	—	10,030
Stock-based compensation	—	—	214,004	2	2,850	—	—	—	2,852
Unrecognized gain on cash flow hedges	—	—	—	—	—	—	182	—	182
Reclassification adjustment for losses included in net income (interest expense)	—	—	—	—	—	—	193	—	193
Net income	—	—	—	—	—	4,403	—	—	4,403
Dividends to common stockholders ($1.605 per share)	—	—	—	—	—	—	—	(29,375)	(29,375)
Balance at December 31, 2018	—	$—	18,634,502	$186	$337,180	$9,178	$633	$(75,518)	$271,659
Issuance of common stock, net of issuance costs	—	—	2,554,247	26	106,902	—	—	—	106,928
Stock-based compensation	—	—	221,829	2	3,834	—	—	—	3,836
Unrecognized loss on cash flow hedges	—	—	—	—	—	—	(5,472)	—	(5,472)
Reclassification adjustment for losses included in net income (interest expense)	—	—	—	—	—	—	31	—	31
Net income	—	—	—	—	—	8,376	—	—	8,376
Dividends to common stockholders ($1.645 per share)	—	—	—	—	—	—	—	(31,947)	(31,947)
Balance at December 31, 2019	—	$—	21,410,578	$214	$447,916	$17,554	$(4,808)	$(107,465)	$353,411
Issuance of common stock, net of issuance costs	—	—	2,206,976	22	97,742	—	—	—	97,764
Stock-based compensation	—	—	270,536	3	4,733	—	—	—	4,736
Unrecognized loss on cash flow hedges	—	—	—	—	—	—	(9,945)	—	(9,945)
Reclassification adjustment for losses included in net income (interest expense)	—	—	—	—	—	—	2,907	—	2,907
Net income	—	—	—	—	—	19,077	—	—	19,077
Dividends to common stockholders ($1.685 per share)	—	—	—	—	—	—	—	(38,034)	(38,034)
Balance at December 31, 2020	—	$—	23,888,090	$239	$550,391	$36,631	$(11,846)	$(145,499)	$429,916
See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES
Net income	$19,077	$8,376	$4,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,378	22,225	19,539
Other amortization	136	527	629
Stock-based compensation	4,736	3,836	2,852
Straight-line rent	(3,211)	(2,052)	(1,212)
Loss (gain) on sales of real estate property	313	—	(295)
Impairment of note receivable	—	—	5,000
Deferred income tax expense (benefit)	80	1,430	(1,547)
Changes in operating assets and liabilities:
Other assets	517	(1,761)	(2,162)
Accounts payable and accrued liabilities	1,015	(95)	(1,251)
Other liabilities	329	(124)	(1,515)
Net cash provided by operating activities	48,370	32,362	24,441
INVESTING ACTIVITIES
Acquisitions of real estate	(126,818)	(150,001)	(45,185)
Dispositions of real estate	248	—	3,176
Acquisition and funding of mortgage and other notes receivable	(1,750)	—	(2,201)
Funding of notes receivable	—	—	(4,833)
Proceeds from repayments on notes receivable	10,253	1,195	92
Capital expenditures on existing real estate properties	(6,995)	(4,372)	(4,557)
Net cash used in investing activities	(125,062)	(153,178)	(53,508)
FINANCING ACTIVITIES
Net borrowings (repayments) on revolving credit facility	18,000	(28,000)	9,000
Term loan borrowings	—	75,000	40,000
Mortgage note repayments	(108)	(103)	—
Dividends paid	(38,034)	(31,947)	(29,375)
Proceeds from issuance of common stock	97,972	107,250	10,187
Equity issuance costs	(269)	(449)	(157)
Debt issuance costs	—	(1,304)	(326)
Net cash provided by financing activities	77,561	120,447	29,329
Increase (decrease) in cash, cash equivalents and restricted cash	$869	$(369)	$262
Cash, cash equivalents and restricted cash, beginning of period	2,023	2,392	2,130
Cash, cash equivalents and restricted cash, end of period	$2,892	$2,023	$2,392

	For the Year Ended December 31,
	2020	2019	2018
Supplemental Cash Flow Information:
Interest paid	$8,125	$8,846	$5,564
Invoices accrued for construction, tenant improvement and other capitalized costs	$890	$385	$71
Reclassification between accounts and notes receivable	$13	$47	$861
Reclassification of registration statement costs incurred in prior year to equity issuance costs	$225	$322	$147
(Decrease) increase in fair value of cash flow hedges	$(9,945)	$(5,472)	$182
Fair value of property received in foreclosure	$—	$—	$4,541
Notes, mortgage and interest receivable payments utilized to originate note receivable	$—	$23,500	$18,167
Interest accrued to notes receivable	$15	$29	$235
Assumption of mortgage note payable	$—	$—	$5,391
See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 1—Summary of Significant Accounting Policies

Business Overview

Community Healthcare Trust Incorporated (the ‘‘Company’’, ‘‘we’’, ‘‘our’’) was organized in the State of Maryland on March 28, 2014. The Company is a fully-integrated healthcare real estate company that owns and acquires real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers. As of December 31, 2020, we had investments of approximately $738.8 million in 141 real estate properties (including a portion of one property accounted for as a financing lease included in Other Assets). The properties are located in 33 states, totaling approximately 3.1 million square feet in the aggregate and were approximately 88.8% leased at December 31, 2020 with a weighted average remaining lease term of approximately 8.1 years. Square footage, property count, and occupancy percentage disclosures in the consolidated financial statements are unaudited.

COVID-19 Pandemic

During 2020, the world was, and continues to be, impacted by the novel coronavirus (COVID-19) pandemic. COVID-19 and measures to prevent its spread impacted many healthcare providers, including some of our tenants. Some of them are not seeing patients, others have seen a reduced number of elective procedures and/or patient visits, while others have experienced limited impact, or have even seen improved cash flows from either increases in census or from government funding.

As a result of the pandemic, the Company entered into deferral agreements with eighteen tenants. These represented less than one percent of our annualized rent in the aggregate. Sixteen of these agreements required the tenants to repay the deferred amounts during the last half of 2020, while two of the agreements extended repayment beyond the end of 2020. The Company has remaining payments due under these agreements of less than $100,000 as of December 31, 2020.

The impact of these disruptions and the extent of their adverse impact on our financial and operating results will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration and severity of the impacts of COVID-19, and among other things, the impact of governmental actions imposed in response to COVID-19 and individuals’ and companies’ risk tolerance regarding health matters going forward. The reopening or closure of our tenants' businesses is dependent on applicable government requirements, which vary by location, and are subject to ongoing changes, which could result from increasing COVID-19 cases.

Principles of Consolidation

Our Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries, and may also include joint ventures, partnerships and variable interest entities, or VIEs, where the Company controls the operating activities. Management must make judgments regarding the Company's level of influence or control over an entity and whether or not the Company is the primary beneficiary of a VIE. Consideration of various factors include, but is not limited to, the Company's ability to direct the activities that most significantly impact the entity's governing body, the size and seniority of the Company's investment, and the Company's ability to replace the manager and/or liquidate the entity. Management's ability to correctly assess its influence or control over an entity when determining the primary beneficiary of a VIE affects the presentation of these entities in the Company's Consolidated Financial Statements. If it is determined that the Company is the primary beneficiary of a VIE, the Company's Consolidated Financial Statements would consolidate the VIE rather than the results of the variable interest in the VIE. Untimely or inaccurate financial information provided to the Company or deficiencies in the VIE's internal control over financial reporting could impact the Company's Consolidated Financial Statements and

Notes to Consolidated Financial Statements - Continued
its own internal control over financial reporting. See Note 10 regarding VIEs identified by the Company related to its notes receivable.

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

	December 31,
(Dollars in thousands)	2020	2019
Cash and cash equivalents	$2,483	$1,730
Restricted cash	409	293
Cash, cash equivalents and restricted cash	$2,892	$2,023

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

The allocation of real estate property acquisitions may include land and land improvements, building and building improvements, and identified intangible assets and liabilities (consisting of above- and below-market leases, in-place leases, and tenant relationships) based on the evaluation of information and estimates available at that date, and we allocate the purchase price based on these assessments. We make estimates of the acquisition date fair value of the tangible and intangible assets and acquired liabilities using information obtained from multiple sources as a result of pre-acquisition due diligence, tax records, and other sources. Based on these estimates, we recognize the acquired assets and liabilities at their relative fair values for asset acquisitions. The fair value of tangible property assets acquired considers the value of the property as if vacant determined by comparable sales and other relevant data. The determination of fair value involves the use of significant judgment and estimation. We value land based on

Notes to Consolidated Financial Statements - Continued
various inputs, which may include internal analysis of recently acquired properties, existing comparable properties within our portfolio, or third party appraisals or valuations based on comparable sales.

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

In determining the value of in-place leases and tenant improvements, current market conditions and costs to execute similar leases to arrive at an estimate of the carrying costs during the expected lease-up period from vacant to existing occupancy are considered. Estimated carrying costs include real estate taxes, insurance, other property operating expenses, estimates of lost rental revenue during the expected lease-up periods, and costs to execute similar leases, including leasing commissions. The values assigned to in-place leases and tenant relationships are amortized over the estimated remaining term of the lease. If a lease terminates prior to its scheduled expiration, all unamortized costs related to that lease are written off.

Long-lived Asset Impairments

The Company assesses the potential for impairment of identifiable, definite-lived, intangible assets and long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicates that the carrying value might not be fully recoverable. Indicators of impairment may include significant under-performance of an asset relative to historical or expected operating results; significant changes in the Company’s use of assets or the strategy for its overall business; plans to sell an asset before its depreciable life has ended; the expiration of a significant portion of leases in a property; or significant negative economic trends or negative industry trends for the Company or its operators. In addition, the Company’s review for possible impairment may include those assets subject to purchase options and those impacted by casualties, such as tornadoes and hurricanes. A long-lived asset is impaired when management's estimate of current and projected, undiscounted and unleveraged, operating cash flows of the property is less than the net carrying value of the property. In determining these cash flows, the Company estimates market rent, capitalization rates, and other relevant inputs. If management determines that the carrying value of the Company’s assets may not be fully recoverable based on the existence of any of the factors above, or others, management would measure and record an impairment charge based on the estimated fair value of the property or the estimated fair value less costs to sell the property. No impairments on long-lived assets were recorded during the years ended December 31, 2020, 2019 or 2018.

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

A hierarchy of valuation techniques is defined to determine whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These inputs have created the following fair value hierarchy:

•Level 1 – quoted prices for identical instruments in active markets.

Notes to Consolidated Financial Statements - Continued
•Level 2 – quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•Level 3 – fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

Lease Accounting

As a lessor, we make a determination with respect to each of our leases whether they should be accounted for as sales-type, direct-financing, or operating lease. Additionally, for each of our real estate transactions involving the leaseback of the related property to the seller or affiliates of the seller, we determine whether these transactions qualify as sale and leaseback transactions under the accounting guidance in Accounting Standards Codification ("ASC") 842, Leases. For these transactions, we consider various inputs and assumptions including, but not necessarily limited to, lease terms, renewal options, discount rates, and other rights and provisions in the purchase and sale agreement, lease and other documentation to determine whether control has been transferred to the Company or remains with the lessee. A transaction involving a sale leaseback will be treated as a purchase of a real estate property if it is considered to transfer control of the underlying asset from the lessee to the Company. A lease will be classified as direct-financing if risks and rewards are conveyed without the transfer of control. Otherwise, the lease is treated as an operating lease. Criteria in determining the lease classification also includes estimates and assumptions regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic useful life of the facilities, the existence of a purchase option, and certain other terms in the lease agreements. The lease accounting guidance requires accounting for a transaction as a financing in a sale leaseback when the seller-lessee is provided an option to purchase the property from the landlord at the tenant's option. We expect that most of our leases will be accounted for as operating leases. The Company has a portion of one property accounted for as a sales-type lease at December 31, 2020 included in Other Assets.

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

The Company is the lessee under 4 ground leases and has recorded operating lease right-of-use assets totaling approximately $0.8 million and $0.1 million, respectively, and related operating lease liabilities, as appropriate, totaling approximately $0.8 million and $0.1 million, respectively, at December 31, 2020 and 2019. The operating right-of-use lease assets are included in other assets and the operating lease liabilities are included in other liabilities on the Company's Consolidated Balance Sheets.

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

Notes to Consolidated Financial Statements - Continued
On January 1, 2019, the Company adopted the new leasing standard, Accounting Standards Codification Topic 842 ("ASC Topic 842"). The primary source of revenue for the Company is generated through its leasing arrangements with its tenants which is accounted for under ASC Topic 842, or through notes with its borrowers which is covered under the other accounting guidance. The Company's rental income and interest income are recognized based on contractual arrangements with its tenants and borrowers. From the inception of a lease, if collection of substantially all of the lease payments is probable for a tenant, then rental income is recognized as earned over the life of the lease agreement on a straight-line basis. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue in amounts more or less than amounts currently due from tenants. If management determines that collection of substantially all of a lease’s payments is not probable, it will revert to recognizing such lease payments on a cash basis and will reverse any recorded receivables related to that lease. In the event that management subsequently determines collection of substantially all of that lease’s receivable is probable, management will reinstate and record all such receivables for the lease in accordance with the lease. The Company maintains a general allowance for its lease receivables that the Company has determined are probable of collection.

The Company recognizes operating expense recoveries in the period that applicable expenses are incurred. Other variable payments, such as late fees and sales tax are recognized based on the contractual terms of its leases. Income received but not yet earned is deferred until such time it is earned. Deferred revenue is included in other liabilities on the Consolidated Balance Sheets.

Allowance for Credit Losses

Upon adoption of ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments on January 1, 2020, the Company uses an expected credit loss ("CECL") model in evaluating the collectability of its notes receivable and other financial instruments from time to time. The CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, that considers forecasts of future economic conditions in addition to information about past events and current conditions. Under the CECL model, the Company will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument and is required to record a credit loss expense (or reversal) in each reporting period. At December 31, 2020, the Company did not have any material expected credit losses and, therefore, did not record any credit losses.

Stock-Based Compensation

The Company's 2014 Incentive Plan, as amended (the "2014 Incentive Plan") is intended to attract and retain qualified persons upon whom, in large measure, our sustained progress, growth and profitability depend, to motivate the participants to achieve long-term company goals and to more closely align the participants’ interests with those of our other stockholders by providing them with a proprietary interest in our growth and performance. The three distinct programs under the 2014 Incentive Plan are the Amended and Restated Alignment of Interest Program, the Amended and Restated Executive Officer Incentive Program and the Non-Executive Officer Incentive Program. Our executive officers, officers, employees, consultants and non-employee directors are eligible to participate in the 2014 Incentive Plan. The 2014 Incentive Plan increases, on an annual basis, the number of shares of common stock available for issuance to an amount equal to 7% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year. The 2014 Incentive Plan is administered by the Company’s compensation committee, which interprets the 2014 Incentive Plan and has broad discretion to select the eligible persons to whom awards will be granted, as well as the type, size and terms and conditions of each award, including the number of shares subject to awards and the expiration date of, and the vesting schedule or other restrictions (including, without limitation, restrictive covenants) applicable to, awards. The Company recognizes share-based payments to its directors and employees in its Consolidated Statements of Income on a straight-line basis over the shorter of the requisite service period, retirement eligibility date, or other period as deemed appropriate based on the fair value of the award on the measurement date. In the event of a forfeiture, the previously recognized expense would be reversed.

Notes to Consolidated Financial Statements - Continued
Intangible Assets

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

The Company classifies interest and penalties related to uncertain tax positions, if any, in the Consolidated Statements of Income as a component of general and administrative expenses. No such amounts were recognized during 2020, 2019 or 2018.

The Company is subject to audit by the Internal Revenue Service and by state taxing authorities for the years ended December 31, 2019, 2018, and 2017.

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

Derivative Financial Instruments

In the normal course of business, we are subject to risk from adverse fluctuations in interest rates. We have chosen to manage this risk through the use of derivative financial instruments, primarily with interest rate swaps. Counterparties to these contracts are major financial institutions. We are exposed to credit loss in the event of nonperformance by these counterparties. We do not use derivative instruments for trading or speculative purposes. Our objective in managing exposure to market risk is to limit the impact on cash flows. To qualify for hedge accounting, our interest rate swaps must effectively reduce the risk exposure that they are designed to hedge. In

Notes to Consolidated Financial Statements - Continued
addition, at inception of a qualifying cash flow hedging relationship, the underlying transaction or transactions must be, and are expected to remain, probable of occurring in accordance with our related assertions. All of our hedges are cash flow hedges and are recognized at their fair value in the Consolidated Balance Sheets. Changes in the fair value of the derivatives are recognized in accumulated other comprehensive loss.
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

Note 2—Real Estate Investments

As of December 31, 2020, we had investments of approximately $738.8 million in 141 real estate properties (including a portion of one property accounted for as a financing lease included in Other Assets). The Company's investments are diversified by property type, geographic location, and tenant as shown in the following tables:

Property Type	# of Properties	Gross Investment (in thousands)
Medical Office Building	55	$254,523
Acute Inpatient Behavioral	5	130,237
Specialty Centers	34	106,187
Inpatient Rehabilitation Facilities	4	85,617
Physician Clinics	26	72,650
Surgical Centers and Hospitals	10	53,536
Behavioral Specialty Facilities	6	21,160
Long-term Acute Care Hospitals	1	14,937
Total	141	$738,847

Notes to Consolidated Financial Statements - Continued

State	# of Properties	Gross Investment (in thousands)
Illinois	16	$118,880
Texas	12	103,997
Ohio	16	53,280
Florida	14	65,633
Massachusetts	2	35,770
West Virginia	2	26,380
Other (Less than 4%)	79	334,907
Total	141	$738,847

Primary Tenant	# of Properties	Gross Investment (in thousands)
US Healthvest	3	$77,964
Everest Rehabilitation	3	57,100
Genesis Care	9	38,922
Summit Behavioral Healthcare	1	25,135
All Others (Less than 4%)	125	539,726
Total	141	$738,847

Depreciation and amortization expense was $25.4 million, $22.2 million and $19.5 million, respectively, for the years ended December 31, 2020, 2019 and 2018, which is included in depreciation and amortization expense on the Company's Consolidated Statements of Income. Depreciation and amortization of real estate assets and liabilities in place as of December 31, 2020, is recognized on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives at December 31, 2020 are as follows:

Land improvements	3 - 20 years
Buildings	13 - 50 years
Building improvements	3 - 39.8 years
Tenant improvements	2.9 - 14.4 years
Lease intangibles	1.2 - 18.6 years
Personal property	3 -10 years

Note 3—Real Estate Leases

The Company’s properties are generally leased pursuant to non-cancelable, fixed-term operating leases with expiration dates through 2039. The Company’s leases generally require the lessee to pay minimum rent, with fixed rent renewal terms or increases based on a Consumer Price Index and may also include additional rent, which may include taxes (including property taxes), insurance, maintenance and other operating costs associated with the leased property. The real estate properties were 88.8% leased at December 31, 2020 with a weighted average remaining lease term of approximately 8.1 years.

Notes to Consolidated Financial Statements - Continued
Future Minimum Lease Payments

Future minimum lease payments under the non-cancelable operating leases due the Company for the years ending December 31, as of December 31, 2020, are as follows (in thousands):

2021	$66,632
2022	62,847
2023	58,400
2024	55,209
2025	50,706
2026 and thereafter	305,119
$598,913

Customer Concentrations

The Company's real estate portfolio is leased to a diverse tenant base. See Note 2. For the years ended December 31, 2020, 2019 and 2018, the Company had no customers that accounted for more than 10% of its consolidated revenues.

Purchase Option Provisions

Certain of the Company's leases provide the lessee with a purchase option or a right of first refusal to purchase the leased property. The purchase option provisions generally allow the lessee to purchase the leased property at fair value or at an amount greater than the Company's gross investment in the leased property at the time of the purchase. Since the Company's initial public offering, only one of the Company's tenants has exercised a purchase option. The purchase option was exercised, and the property was sold during the year ended December 31, 2018. At December 31, 2020, the Company had an aggregate gross investment of approximately $13.9 million in 7 real estate properties with purchase options exercisable at December 31, 2020. An additional 4 real estate properties in which the Company had an aggregate gross investment of approximately $29.5 million at December 31, 2020 have purchase options that will become exercisable during 2021.

Straight-line rental income

Rental income is recognized as earned over the life of the lease agreement on a straight-line basis when collection of rental payments over the term of the lease is probable. Straight-line rent included in rental income was approximately $3.2 million, $2.1 million, and $1.3 million, respectively, for the years ended December 31, 2020, 2019 and 2018.

Deferred revenue

Income received but not yet earned is deferred until such time it is earned. Deferred revenue, included in other liabilities on the Consolidated Balance Sheets, was approximately $2.6 million and $2.0 million, respectively, at December 31, 2020 and 2019.

Notes to Consolidated Financial Statements - Continued
Note 4—Real Estate Acquisitions and Dispositions

2020 Real Estate Acquisitions

During the year ended December 31, 2020, the Company acquired 23 real estate properties and 2 land parcels as detailed in the table below. Upon acquisition, the properties were 99.5% leased in the aggregate with lease expirations through 2039. Amounts recorded in revenues and net income for these properties were approximately $6.3 million and $3.3 million, respectively, and transaction costs totaling approximately $1.0 million were capitalized for the year ended December 31, 2020 relating to these property acquisitions.

Location	Property Type (1)	Date Acquired	Purchase Price	Cash Consideration	Real Estate	Other (2)	Square Footage
			(000's)	(000's)	(000's)	(000's)	(Unaudited)
San Antonio, TX	MOB	01/27/20	$4,003	$4,022	$4,036	$(14)	13,500
San Antonio, TX	MOB	01/27/20	1,931	1,955	1,961	(6)	6,500
Decatur, AL	MOB	02/18/20	5,784	5,792	5,777	15	35,943
Ramona, CA	SC	03/13/20	4,100	4,124	4,143	(19)	11,300
Cuero, TX	SC	03/18/20	2,153	2,174	2,207	(33)	15,515
Rogers, AR	IRF	03/27/20	19,000	18,317	19,042	(725)	38,817
Oak Lawn, IL (Land)	MOB	04/20/20	400	403	421	(18)	—
Germantown, TN	SC	04/29/20	3,900	3,949	3,949	—	10,600
Westlake, OH	SC	06/5/20	2,443	2,456	2,487	(31)	15,057
Columbus, IN	SC	06/5/20	1,813	1,828	1,787	41	13,969
Niceville, FL	MOB	06/15/20	2,294	2,340	2,344	(4)	10,250
Greensburg, PA	MOB	06/16/20	3,389	3,484	3,497	(13)	15,650
Gardendale, AL	MOB	06/24/20	2,948	2,935	2,878	57	12,956
Prattville, AL	MOB	06/24/20	4,091	4,111	4,078	33	13,319
Jensen Beach, FL (Land)	MOB	09/18/20	1,050	1,055	1,075	(20)	—
Waukegan, IL	AIB	10/1/20	30,000	30,067	30,067	—	83,658
Andalusia, AL	SC	10/30/20	3,698	3,700	3,963	(263)	10,373
Asheville, NC	SC	10/30/20	2,187	2,157	2,209	(52)	10,850
Bonita Springs, FL	SC	10/30/20	1,243	1,219	1,183	36	4,445
Fort Myers, FL	SC	10/30/20	8,261	8,219	8,737	(518)	46,356
Princeton, WV	SC	10/30/20	1,233	1,221	1,245	(24)	7,236
Redding, CA	SC	10/30/20	5,508	5,508	5,563	(55)	12,206
Southbridge, MA (3)	SC	10/30/20	8,462	8,480	8,632	(152)	20,046
Warwick, RI	SC	10/30/20	3,390	3,378	3,424	(46)	10,236
Weaverville, NC	SC	10/30/20	3,927	3,924	3,966	(42)	10,696
			$127,208	$126,818	$128,671	$(1,853)	429,478

(1) MOB - Medical Office Building; SC - Specialty Center; IRF - Inpatient Rehabilitation Facility; AIB - Acute Inpatient Behavioral
(2) Includes items including, but not limited to, other assets, liabilities assumed, and security deposits.
(3) A portion of this property is accounted for as a financing lease included in Other Assets.

Notes to Consolidated Financial Statements - Continued
The following table summarizes the estimated relative fair values of the assets acquired and liabilities assumed in the property acquisitions for the year ended December 31, 2020.

	Estimated Fair Value	Weighted Average Useful Life
	(In thousands)	(In years)
Land and land improvements	$15,809	10.9
Building and building improvements	97,773	37.7
Intangibles:
At-market lease intangibles	11,602	7.2
Above-market lease intangibles	550	5.5
Below-market lease intangibles	(504)	8.5
Total intangibles	11,648
Accounts receivable and other assets assumed (1)	3,708
Accounts payable, accrued liabilities and other liabilities assumed (2)	(1,413)
Prorated rent, interest and operating expense reimbursement amounts collected	(707)
Total cash consideration	$126,818
____________
(1) Includes a portion of a property accounted for as a financing lease.
(2) Includes security deposits received.

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

Location	Property Type (1)	Date Acquired	Purchase Price	Cash Consideration	Real Estate	Other (2)	Square Footage
			(000's)	(000's)	(000's)	(000's)	(Unaudited)
Humble, TX	IRF	02/22/19	$28,459	$28,462	$28,517	$(55)	55,646
York, PA	PC	02/25/19	4,265	4,280	4,349	(69)	27,100
Gurnee, IL	MOB	05/30/19	3,819	3,755	3,857	(102)	22,943
Kissimmee, FL	MOB	06/20/19	1,059	1,089	1,092	(3)	4,902
Worcester, MA	BF	04/30/19	27,000	25,863	27,138	(1,275)	81,972
Warwick, RI	MOB	07/22/19	6,059	6,094	6,115	(21)	21,252
Longview, TX	IRF	07/25/19	19,000	18,473	19,035	(562)	38,817
Marysville, WA	BF	08/6/19	27,500	27,607	27,789	(182)	70,100
Butler, PA	MOB	10/9/19	2,777	2,835	2,869	(34)	10,116
Bay City, MI	MOB	10/10/19	4,300	4,282	4,281	1	25,500
Lancaster, PA	MOB	10/21/19	2,326	2,398	2,406	(8)	10,753
Camp Hill, PA	SC	10/28/19	1,661	1,718	1,720	(2)	8,400
Harrisburg, PA	SC	10/28/19	1,977	2,040	2,042	(2)	9,040
Manteca, CA	MOB	10/31/19	2,772	2,789	2,811	(22)	10,832
Temple, TX	IRF	11/1/19	19,000	18,316	19,023	(707)	38,817
			$151,974	$150,001	$153,044	$(3,043)	436,190

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

	Estimated Fair Value	Weighted Average Useful Life
	(In thousands)	(In years)
Land and land improvements	$17,526	11.2
Building and building improvements	131,519	41.5
Intangibles:
At-market lease intangibles	4,120	5.8
Below-market lease intangibles	(121)	6.7
Total intangibles	3,999
Accounts receivable and other assets assumed	52
Accounts payable, accrued liabilities and other liabilities assumed (1)	(2,975)
Prorated rent, interest and operating expense reimbursement amounts collected	(120)
Total cash consideration	$150,001
____________
(1) Includes security deposits received.

Note 5—Debt, net

The table below details the Company's debt, net as of December 31, 2020 and December 31, 2019.

	Balance as of
(Dollars in thousands)	12/31/2020	12/31/2019	Maturity Dates

Revolving Credit Facility	$33,000	$15,000	3/23
A-1 Term Loan, net	49,908	49,833	3/22
A-2 Term Loan, net	49,828	49,775	3/24
A-3 Term Loan, net	74,524	74,433	3/26
Mortgage Note Payable	5,114	5,202	5/24
	$212,374	$194,243

The Company's second amended and restated credit facility (the "Credit Facility") is by and among Community Healthcare OP, LP, the Company, and a syndicate of lenders with Truist Bank (formerly SunTrust Bank) serving as Administrative Agent. The Company’s material subsidiaries are guarantors of the obligations under the Credit Facility.

The Credit Facility, as amended, provides for a $150.0 million Revolving Credit Facility and $175.0 million in term loans (the "Term Loans"). The Credit Facility, through the accordion feature, allows borrowings up to a total of $525.0 million including the ability to add and fund additional term loans. The Revolving Credit Facility matures on March 29, 2023 and includes one 12-month option to extend the maturity date of the Revolving Credit Facility, subject to the satisfaction of certain conditions. The Term Loans include a five-year term loan facility in the aggregate principal amount of $50.0 million (the "A-1 Term Loan"), which matures on March 29, 2022, a seven-year term loan facility in the aggregate principal amount of $50.0 million (the "A-2 Term Loan"), which matures on March 29, 2024 and a seven-year term loan facility in the aggregate principal amount of $75.0 million (the"A-3 Term Loan"), which matures on March 29, 2026.

Amounts outstanding under the Revolving Credit Facility, as amended, bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 1.25% to 1.90% or (ii) a base rate plus 0.25% to 0.90% in

Notes to Consolidated Financial Statements - Continued
each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.25% of the amount of the unused portion of the Revolving Credit Facility if amounts borrowed are greater than 33.3% of the borrowing capacity under the Revolving Credit Facility and 0.35% of the unused portion of the Revolving Credit Facility if amounts borrowed are less than or equal to 33.3% of the borrowing capacity under the Revolving Credit Facility. The Company had $33.0 million outstanding under the Revolving Credit Facility with a borrowing capacity remaining of approximately $117.0 million at December 31, 2020.

Amounts outstanding under the Term Loans, as amended, bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 1.25% to 2.30% or (ii) a base rate plus 0.25% to 1.30%, in each case, depending upon the Company’s leverage ratio. The Company has entered into interest rate swaps to fix the interest rates on the Term Loans. See Note 6 for more details on the interest rate swaps. At December 31, 2020, the Company had drawn the full $175.0 million under the Term Loans which had a fixed weighted average interest rate under the swaps of approximately 3.881%.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. The Company was in compliance with its financial covenants under its Credit Facility as of December 31, 2020.

In 2018, we acquired a building and assumed a $5.4 million mortgage note payable, secured by the building. The building had a $7.5 million carrying value at December 31, 2020. The mortgage note amortizes monthly at a fixed interest rate of 4.98% and matures May 1, 2024. The Company's unamortized loan costs related to the mortgage note was approximately $0.1 million at December 31, 2020 and 2019.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

Notes to Consolidated Financial Statements - Continued
As of December 31, 2020, the Company had seven outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk for notional amounts totaling $175.0 million. The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2020 and 2019.

	Asset Derivatives Fair Value at December 31,			Liability Derivatives Fair Value at December 31,
(in thousands)	2020	2019	Balance Sheet Classification	2020	2019	Balance Sheet Classification
Interest rate swaps	$—	$—	Other assets	$11,846	$4,808	Other Liabilities

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive (loss) income ("AOCI") and are subsequently reclassified to interest expense in the period that the hedged forecasted transaction affects earnings.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s Term Loans. During the next twelve months, the Company estimates that an additional $3.7 million will be reclassified from other accumulated comprehensive income ("AOCI") as an increase to interest expense.

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the for the year ended December 31, 2020 and 2019.

	For the Year Ended December 31,
(Dollars in thousands)	2020	2019
Amount of unrealized loss recognized in OCI on derivative	$(9,945)	$(5,472)
Amount of loss reclassified from AOCI into interest expense	$2,907	$31
Total Interest Expense presented in the Consolidated Statements of Income in which the effects of the cash flow hedges are recorded	$8,620	$9,301

Credit-risk-related Contingent Features

As of December 31, 2020, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $12.3 million. As of December 31, 2020, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company terminated these interest rate swaps, it would pay or receive the approximate aggregate termination value of the swaps at the time of the termination, which was approximately $12.3 million at December 31, 2020.

Note 7—Stockholders’ Equity

Common Stock

The following table provides a reconciliation of the beginning and ending common stock balances for the years ended December 31, 2020, 2019 and 2018:

	For the Year Ended December 31,
	2020	2019	2018
Balance, beginning of period	21,410,578	18,634,502	18,085,798
Issuance of common stock	2,206,976	2,554,247	334,700
Restricted stock issued	270,536	221,829	214,004
Balance, end of period	23,888,090	21,410,578	18,634,502

Notes to Consolidated Financial Statements - Continued

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

The Company's activity under the ATM Program for the years ended December 31, 2020, 2019, and 2018 is detailed in the table below. As of December 31, 2020, the Company had approximately $140.2 million remaining that may be issued under the ATM Program.

	For the Year Ended December 31,
	2020	2019	2018
Shares issued	2,206,976	2,554,247	334,700
Net proceeds received (in millions)	$98.0	$107.3	$10.2
Average gross sales price per share	$45.29	$42.85	$31.07

Subsequent to December 31, 2020, the Company issued 29,161 shares for an average gross sales price per share of approximately $47.13 under the ATM Program and received approximately $1.3 million in net proceeds.

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

Dividends Declared

During 2020, the Company declared and paid dividends totaling $1.685 per common share.

Declaration Date	Record Date	Date Paid	Amount Per Share
February 6, 2020	February 18, 2020	February 28, 2020	$0.4175
May 4, 2020	May 15, 2020	May 29, 2020	$0.4200
August 3, 2020	August 17, 2020	August 28, 2020	$0.4225
November 2, 2020	November 16, 2020	November 27, 2020	$0.4250

During 2019, the Company declared and paid dividends totaling $1.645 per common share.

Declaration Date	Record Date	Date Paid	Amount Per Share
February 7, 2019	February 22, 2019	March 1, 2019	$0.4075
May 1, 2019	May 17, 2019	May 31, 2019	$0.4100
August 1, 2019	August 16, 2019	August 30, 2019	$0.4125
October 31, 2019	November 15, 2019	November 29, 2019	$0.4150

Notes to Consolidated Financial Statements - Continued
Note 8—Income Per Common Share

The following table sets forth the computation of basic and diluted income per common share.

	Year Ended December 31,
	2020	2019	2018
(In thousands, except per share data)
Net income	$19,077	$8,376	$4,403
Participating securities' share in earnings	(1,842)	(1,411)	(1,061)
Net income, less participating securities' share in earnings	$17,235	$6,965	$3,342

Weighted Average Common Shares Outstanding
Weighted average common shares outstanding	22,647	19,527	18,311
Unvested restricted shares	(1,071)	(842)	(642)
Weighted average common shares outstanding–Basic	21,576	18,685	17,669
Weighted average common shares–Basic	21,576	18,685	17,669
Dilutive potential common shares	0	0	0
Weighted average common shares outstanding –Diluted	21,576	18,685	17,669

Basic Income per Common Share	$0.80	$0.37	$0.19

Diluted Income per Common Share	$0.80	$0.37	$0.19

Note 9—Incentive Plan

2014 Incentive Plan

The 2014 Incentive Plan authorizes the Company to award shares equal to 7% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year, or 1,498,740 shares of common stock (the "Plan Pool"), for 2020, to its employees and directors. The 2014 Incentive Plan will continue until terminated by the Company's Board of Directors or March 31, 2024. As of December 31, 2020, the Company had issued a total of 903,642 restricted shares under the Incentive Pool for compensation-related awards to its employees and directors, with 595,098 authorized shares remaining which had not been issued. Shares issued under the 2014 Incentive Plan are generally subject to long-term, fixed vesting periods of 3 to 8 years. If an employee or director voluntarily terminates his or her relationship with the Company or is terminated for cause before the end of the vesting period, the shares are forfeited, at no cost to the Company. Once the shares have been granted, the recipient of the shares has the right to receive dividends and the right to vote the shares.

Alignment of Interest Program

The Amended and Restated Alignment of Interest Program (the “Alignment of Interest Program”), amended in late 2016 by the Company's Board of Directors, authorizes the Company to issue 500,000 shares of the Company’s common stock to its employees and directors in lieu of the employee's or director's cash compensation (the "Program Pool"), at their election. As of December 31, 2020, the Company had issued a total of 314,842 restricted shares under the Program Pool in lieu of cash compensation to its employees and directors, with 185,158 authorized shares remaining which had not been issued.

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

Notes to Consolidated Financial Statements - Continued
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

Summary

A summary of the activity under the Incentive Plan and related information for the years ended December 31, 2020, 2019, and 2018 is included in the table below.

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2020	2019	2018
Stock-based awards, beginning of year	909,892	709,487	512,115
Stock in lieu of compensation	92,104	72,391	69,767
Stock awards	178,432	149,438	144,237
Total Granted	270,536	221,829	214,004
Vested	(15,910)	(21,424)	(16,632)
Stock-based awards, end of year	1,164,518	909,892	709,487
Weighted average grant date fair value, per share, of:
Stock-based awards, beginning of year	$26.75	$23.50	$21.20
Stock-based awards granted during the year	$45.83	$37.14	$28.70
Stock-based awards vested during the year	$25.13	$19.00	$19.65
Stock-based awards, end of year	$31.04	$26.75	$23.50
Grant date fair value of shares granted during the year	$12,398	$8,240	$6,142

The Company had nonvested stock-based compensation that had not yet been recognized of approximately $24.2 million and $16.6 million, respectively, at December 31, 2020 and 2019. The vesting periods for the non-vested shares granted during 2020 ranged from 3 to 8 years with a weighted-average amortization period remaining as of December 31, 2020 of approximately 5.4 years. Compensation expense recognized during the years ended December 31, 2020, 2019, and 2018 from the amortization of the value of shares over the vesting period was approximately $4.8 million, $3.8 million and $2.9 million, respectively, which are included in general and administrative expenses on the consolidated statements of income.

Notes to Consolidated Financial Statements - Continued
Note 10—Other Assets

Other assets on the Company's Consolidated Balance Sheets as of December 31, 2020 and 2019 are detailed in the table below.

	December 31,
(Dollars in thousands)	2020	2019
Notes receivable	$15,010	$23,500
Accounts and interest receivable	1,675	3,021
Straight-line rent receivables	8,682	5,267
Prepaid assets	600	488
Deferred financing costs, net	479	693
Leasing commissions, net	1,134	875
Deferred tax assets, net	515	595
Above-market lease intangible assets, net	617	144
Sales-type lease receivable	3,016	—
Operating lease right-of-use assets	821	139
Other	501	457
	$33,050	$35,179

The Company's notes receivable include the following notes receivable. Interest on these notes is included in Other operating interest on the Company's Consolidated Statements of Income.

•At December 31, 2020, the Company held a $15.0 million term loan, secured by all assets and ownership interests in seven long-term acute care hospitals and one inpatient rehabilitation hospital owned by the borrower. The note will be repaid in equal monthly installments of $250,000 through the maturity date of December 31, 2025 and bears interest at 9% per annum. Previously, the Company had a $20.0 million term loan and a $3.5 million revolving line of credit with the borrower. During 2020, the $20.0 million term loan was paid down to $15.0 million and the $3.5 million revolving line of credit was repaid in full. In December 2020, the $20.0 million term loan was replaced with the $15.0 million term loan and the revolving line of credit was terminated.

At December 31, 2020, the Company identified the borrower and guarantor of the $15.0 million note as a VIE, but management determined that the Company was not the primary beneficiary of the VIE because we lack the ability, either directly or through related parties, to have any material impact in the activities that impact the borrower's or guarantor's economic performance. We are not obligated to provide support beyond our stated commitment to the borrower, and accordingly our maximum exposure to loss as a result of this relationship is limited to the amount of our outstanding notes receivable as noted above.

Notes to Consolidated Financial Statements - Continued
Note 11—Other Liabilities

Other liabilities on the Company's Consolidated Balance Sheets as of December 31, 2020 and 2019 are detailed in the table below.

	December 31,
(Dollars in thousands)	2020	2019
Deferred rent	$2,596	$2,030
Security deposits	4,141	3,492
Below-market lease intangibles, net	613	771
Fair value of derivatives	11,846	4,808
Lease liability	793	143
Other	380	27
	$20,369	$11,271

At December 31, 2020, the Company was obligated, as the lessee, under operating lease agreements consisting of the Company’s ground leases. As of December 31, 2020, the Company had 4 properties totaling 48,574 square feet that were held under ground leases. These ground leases have expiration dates through 2076, including renewal options. Any rental increases related to the Company’s ground leases are generally either stated or based on the Consumer Price Index. The Company had no prepaid ground leases as of December 31, 2020.

The Company’s future lease payments for its ground leases as of December 31, 2020 were as follows:

(In thousands)	Future Lease Payments
2021	$42
2022	42
2023	43
2024	44
2025	44
2026 and thereafter	1,250
Total undiscounted lease payments	1,465
Discount	(672)
Lease liabilities	$793

Note 12—Intangible Assets and Liabilities

The Company has deferred financing costs and various real estate acquisition lease intangibles included in its Consolidated Balance Sheets as of December 31, 2020 and 2019 as detailed in the table below. The Company did not have any indefinite lived intangible assets or liabilities as of December 31, 2020 and 2019.

	Gross Balance at December 31,		Accumulated Amortization at December 31,		Weighted Average
(Dollars in thousands)	2020	2019	2020	2019	Remaining Life (Years)	Balance Sheet Classification
Deferred financing costs-Revolving Credit Facility	$2,395	$2,395	$1,916	$1,703	2.3	Other assets
Deferred financing costs-Term Loans	1,378	1,378	637	419	4.3	Debt, net
Deferred financing costs-Mortgage Note Payable	108	108	41	22	3.3	Debt, net
Above-market lease intangibles	812	262	195	118	37.3	Other assets
Below-market lease intangibles	(1,956)	(1,453)	(1,343)	(682)	2.4	Other liabilities
At-market lease intangibles	76,461	64,859	49,025	40,779	5.2	Real estate properties
Total intangibles	$79,198	$67,549	$50,471	$42,359	5.5

Notes to Consolidated Financial Statements - Continued

For the years ended December 31, 2020, 2019 and 2018, the Company recognized approximately $8.1 million, $9.2 million, and $9.9 million, respectively, of net intangible amortization expense, which is included in rental income, interest expense and depreciation and amortization on the Company's Consolidated Statements of Income.

Expected future amortization, net, for the next five years of the Company's intangible assets and liabilities, in place as of December 31, 2020 are included in the table below.

(in thousands)	Amortization, net
2021	$8,087
2022	6,513
2023	4,768
2024	3,710
2025	2,384

Note 13—Commitments and Contingencies

Tenant Improvements

The Company may provide tenant improvement allowances in new or renewal leases for the purpose of refurbishing or renovating tenant space. The Company may also assume tenant improvement obligations included in leases acquired in its real estate acquisitions. As of December 31, 2020 and 2019, the Company had approximately $2.3 million and $3.6 million, respectively, in commitments for tenant improvements.

Capital Improvements

The Company has entered into contracts with various vendors for various capital improvement projects related to its portfolio. As of December 31, 2020 and 2019, the Company had commitments of approximately $1.5 million and $1.7 million, respectively, in commitments for capital improvement projects.

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

The table below details the fair values and carrying values for our mortgage note and notes receivable and interest rate swaps at December 31, 2020 and 2019 using Level 2 inputs.

	December 31, 2020		December 31, 2019
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable	$15,010	$15,010	$23,500	$23,399
Interest rate swap liability	$11,846	$11,846	$4,808	$4,808
Mortgage note payable	$5,180	$5,432	$5,288	$5,351

Note 15—Other Data

Taxable Income

The Company has elected to be taxed as a REIT, as defined under the Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its taxable income to its stockholders. The Company has also elected that one of its subsidiaries be treated as a TRS, which is subject to federal and state income taxes. All entities other than the TRS are collectively referred to as "the REIT" within this Note 15.

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

Income tax expense (benefit) and state income tax payments, net of refunds, are as follows for the years ended December 31, 2020, 2019, and 2018.

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Current	$99	$62	$64
Deferred	80	1,430	(1,547)
Total income tax expense (benefit)	$179	$1,492	$(1,483)
Income tax payments, net of refunds	$78	$77	$166

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

Notes to Consolidated Financial Statements - Continued
The tax effect of temporary differences included in the net deferred tax assets at December 31, 2020 and 2019 are as follows:

	December 31,
(Dollars in thousands)	2020	2019
Deferred tax assets (liabilities):
Net operating losses	$1,350	$108
Impairment of note receivable	—	1,321
Deferred compensation	3,047	1,774
Valuation allowance	(1,304)	(1,322)
Other, net	(2,578)	(1,286)
Total net deferred tax assets	$515	$595

We believe that it is more likely than not that the benefit from the net operating losses and certain other deductible temporary differences will not be fully realized. In recognition of this assessment, we have provided a valuation allowance of $1.3 million on the deferred tax assets related to these deductions. If our assumptions change and we determine that it is more likely than not that we will be able to realize these deductions, the tax benefits related to any reversal of the valuation allowance on deferred tax assets as of December 31, 2020, will be accounted for as a reduction of income tax expense.

On a tax-basis, the Company’s gross real estate assets totaled approximately $735.3 million and $599.9 million, respectively, as of December 31, 2020 and 2019 (unaudited).

The following table reconciles the Company’s net income to taxable income for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Net income	$19,077	$8,376	$4,403
Reconciling items to taxable income:
Depreciation and amortization	9,191	9,598	9,888
Gain on sale of real estate	1	—	(183)
Impairment of note receivable	(5,000)	—	5,000
Straight-line rent	(3,415)	(2,052)	(1,212)
Receivable allowance	(257)	87	(23)
Stock-based compensation	2,280	1,623	1,331
Deferred rent	565	437	484
Deferred income taxes	80	1,430	(1,547)
Other	(81)	116	(426)
	3,364	11,239	13,312
Taxable income (1)	$22,441	$19,615	$17,715
Dividends paid (2)	$36,192	$30,537	$28,314
__________
(1) Before REIT dividends paid deduction.
(2) Net of dividends paid on restricted stock included as a reconciling item.

Characterization of Distributions (unaudited)

Earnings and profits (as defined under the Code), the current and accumulated amounts of which determine the taxability of distributions to stockholders, vary from net income attributable to common stockholders and taxable income because of different depreciation recovery periods, depreciation methods, and other items. Distributions in excess of earnings and profits generally constitute a return of capital. The following table shows the characterization

Notes to Consolidated Financial Statements - Continued
of the distributions on the Company's common stock for the years ended December 31, 2020, 2019 and 2018. No preferred shares have been issued by the Company and no dividends have been paid to date relating to preferred shares.

	2020		2019		2018
	Per Share	%	Per Share	%	Per Share	%
Common stock:
Ordinary income	$1.297	77.0%	$1.030	62.6%	$0.989	61.6%
Return of capital	$0.388	23.0%	$0.615	37.4%	$0.605	37.7%
Capital gain	$—	—%	$—	—%	$0.011	0.7%
Common stock distributions	$1.685	100.0%	$1.645	100.0%	$1.605	100.0%

Note 16—Subsequent Events

2021 Real estate acquisitions
Subsequent to December 31, 2020, the Company acquired four real estate properties totaling approximately 80,000 square feet for an aggregate purchase price of approximately $17.8 million and cash consideration of approximately $17.9 million, and entered into a $6.0 million term loan and a revolver loan up to $4.0 million with the tenant on two of the properties. Upon acquisition, the properties were 100.0% leased in the aggregate with lease expirations through 2036.
Dividend Declared
On February 11, 2021, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.4275 per share. The dividend is payable on March 5, 2021 to stockholders of record on February 25, 2021.
Restricted Stock Issuances
On January 15, 2021, pursuant to the 2014 Incentive Plan and the Alignment of Interest Program, the Company granted 89,119 shares of restricted common stock to its employees, in lieu of salary, that will cliff vest in 5 to 8 years. Of the shares granted, 44,625 shares of restricted stock were granted in lieu of compensation from the Program Pool and 44,494 shares of restricted stock were awards granted from the Plan Pool. Also, on January 15, 2021, pursuant to the 2014 Incentive Plan and the Non-Executive Officer Incentive Program, the Company granted 4,643 shares of restricted stock to certain employees that will cliff vest in 5 years.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

The management of Community Healthcare Trust Incorporated is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 using the principles and other criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020. The Company’s independent registered public accounting firm, BDO USA, LLP, has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

Report of
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Community Healthcare Trust Incorporated
Franklin, Tennessee
Opinion on Internal Control over Financial Reporting
We have audited Community Healthcare Trust Incorporated’s (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the accompanying index and our report dated February 16, 2021 expressed an unqualified opinion thereon.

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
February 16, 2021

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in the Company's Definitive Proxy Statement for its 2021 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2020, and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company's Definitive Proxy Statement for its 2021 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2020, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Company's Definitive Proxy Statement for its 2021 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2020, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this items will be contained in the Company's Definitive Proxy Statement for its 2021 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2020, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this items will be contained in the Company's Definitive Proxy Statement for its 2021 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2020, and is incorporated herein by reference.

PART IV.
ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
The following documents of Community Healthcare Trust Incorporated are included in this Annual Report on Form 10-K.

(a) Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2020 and 2019
Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
Notes to the Consolidated Financial Statements

(b) Financial Statement Schedules:
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2020, 2019 and 2018	102
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2020	103
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2020	104
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

3.1	Corporate Charter of Community Healthcare Trust Incorporated, as amended (2)
3.2	Bylaws of Community Healthcare Trust Incorporated, as amended (3)
4.1	Description of Common Stock of Community Healthcare Trust Incorporated (4)
4.2	Form of Certificate of Common Stock of Community Healthcare Trust Incorporated (5)
10.1	Agreement of Limited Partnership of Community Healthcare OP, LP(6)
10.2	Form of Indemnification Agreement (7)
10.3 †	Community Healthcare Trust Incorporated 2014 Incentive Plan, as amended (8)
10.4 †	Amended and Restated Community Healthcare Trust Incorporated Alignment of Interest Program (9)
10.5 †	Amended and Restated Community Healthcare Trust Incorporated Executive Officer Incentive Program (10)
10.6 †	Community Healthcare Trust Incorporated Amended and Restated Non-Executive Officer Incentive Program (11)
10.7 †	Employment Agreement between Community Healthcare Trust Incorporated and Timothy G. Wallace (12)
10.8 †	First Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Timothy G. Wallace (13)
10.9 †	Second Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Timothy G. Wallace (14)
10.10 †	Third Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Timothy G. Wallace (15)

Exhibit Number	Description
10.11 †	Fourth Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Timothy G. Wallace (16)
10.12 †	Fifth Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Timothy G. Wallace (17)
10.13 *†	Notice of Mutual Intent to Not Renew Employment Agreement by and between Community Healthcare Trust Incorporated and W. Page Barnes
10.14 †	Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach (18)
10.15 †	First Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach (19)
10.16 †	Second Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach (20)
10.17 †	Third Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach (21)
10.18 †	Amended and Restated Employment Agreement, dated May 1, 2019, between Community Healthcare Trust Incorporated and Leigh Ann Stach (22)
10.19 †	First Amendment to Amended and Restated Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach (23)
10.20 †	Second Amendment to Amended and Restated Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach (24)
10.21 †	Employment Agreement, dated March 11, 2019, between Community Healthcare Trust Incorporated and David H. Dupuy (25)
10.22 †	First Amendment to Employment Agreement between Community Healthcare Trust Incorporated and David H. Dupuy (26)
10.23 †	Second Amendment to Employment Agreement between Community Healthcare Trust Incorporated and David H. Dupuy (27)
10.26	Form of Restricted Stock Agreement (28)
10.27	Form of Officer Compensation Reduction Election Form (29)
10.28	Form of Director Compensation Reduction Election Form (30)
10.29
Second Amended and Restated Credit Agreement dated as of March 29, 2017, by and among Community Healthcare OP, LP, the Lenders from time to time party hereto, and SunTrust Bank, as Administrative Agent (31)

10.30
Sales Agency Agreement, dated August 7, 2018, by and among Community Healthcare Trust Incorporated and Sandler O'Neil & Partners, L.P., Evercore Group L.L.C., SunTrust Robinson Humphrey, Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, Fifth Third Securities, Inc. and Janney Montgomery Scott LLC, as sales agents (32)

10.31
Amended and Restated Sales Agency Agreement, dated November 5, 2019, by and among Community Healthcare Trust Incorporated and Sandler O'Neil & Partners, L.P., Evercore Group L.L.C., SunTrust Robinson Humphrey, Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, Fifth Third Securities, Inc. and Janney Montgomery Scott LLC, as sales agents (33)

10.32
Amendment No. 1 to Amended and Restated Sales Agency Agreement, dated November 3, 2020, by and amount Community Healthcare Trust Incorporated and Piper Sandler & Co., Evercore Group L.L.C., Truist Securities, Inc., Regions Securities LLC, Robert W. Baird & Co. Incorporated, Fifth Third Securities, Inc., and Janney Montgomery Scott LLC, as sales agents (34)

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

32.1 **	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	XBRL Instance Document

Exhibit Number	Description
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

(1)Filed as Exhibit 1.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 26, 2017 (File No. 001-37401) and incorporated herein by reference.
(2)Filed as Exhibit 3.1 to Amendment No. 2 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on May 6, 2015 (Registration No. 333-203210) and incorporated herein by reference.
(3)Filed as Exhibit 3.2 to the Quarterly Report on Form 10-Q of the Company filed with the Securities and Exchange Commission on November 3, 2020 (Registration No. 333-203210) and incorporated herein by reference.
(4)Included under the heading "Description of Capital Stock" in the prospectus forming part of the Company's Registration Statement on Form S-11 of the Company, initially filed with the Securities and Exchange Commission on April 2, 2015 (Registration No. 333-203210) and incorporated herein by reference.
(5)Filed as Exhibit 4.1 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 2, 2015 (Registration No. 333-203210) and incorporated herein by reference.
(6)Filed as Exhibit 10.1 to Amendment No. 1 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 28, 2015 (Registration No. 333-203210) and incorporated herein by reference.
(7)Filed as Exhibit 10.2 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 2, 2015 (Registration No. 333-203210) and incorporated herein by reference.
(8)The 2014 Incentive Plan filed as Exhibit 10.3 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 2, 2015 (Registration No. 333-203210), and, as to Amendment No. 1 to the 2014 Incentive Plan, as Exhibit 10.12 to Amendment No. 2 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on May 6, 2015 (Registration No. 333-203210), and, as to Amendment No. 2 to the 2014 Incentive Plan, as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 17, 2017, and, as to the Amendment No. 3 to the 2014 Incentive Plan, as Exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 17, 2017, each of which is incorporated herein by reference.
(9)Filed as Exhibit 4.5 to the Registration Statement on Form S-8 of the Company filed with the Securities and Exchange Commission on December 7, 2016 (Registration Statement No. 333-214951) and incorporated herein by reference.
(10)Filed as Exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on November 4, 2016 (File No. 001-37401) and incorporated herein by reference.
(11)Filed as Exhibit 10.6 to the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on February 25, 2020 and incorporated herein by reference.
(12)Filed as Exhibit 10.6 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 2, 2015 (Registration No. 333-203210) and incorporated herein by reference.
(13)Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 18, 2017 (File No. 001-37401) and incorporated herein by reference.
(14)Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 2, 2018 (File No. 001-37401) and incorporated herein by reference.
(15)Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 3, 2019 (File No. 001-37401) and incorporated herein by reference.
(16)Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 3, 2020 (File No. 001-37401) and incorporated herein by reference.
(17)Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 4, 2021 (File No. 001-37401) and incorporated herein by reference.
(18)Filed as Exhibit 10.8 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 2, 2015 (Registration No. 333-203210) and incorporated herein by reference.
(19)Filed as Exhibit 10.3 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 18, 2017 (File No. 001-37401) and incorporated herein by reference.
(20)Filed as Exhibit 10.3 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 2, 2018 (File No. 001-37401) and incorporated herein by reference.

(21)Filed as Exhibit 10.3 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 3, 2019 (File No. 001-37401) and incorporated herein by reference.
(22)Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on May 3, 2019 (File No. 001-37401) and incorporated herein by reference.
(23)Filed as Exhibit 10.4 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 3, 2020 (File No. 001-37401) and incorporated herein by reference.
(24)Filed as Exhibit 10.3 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 4, 2021 (File No. 001-37401) and incorporated herein by reference.
(25)Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on March 11, 2019 (File No. 001-37401) and incorporated herein by reference.
(26)Filed as Exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 3, 2020 (File No. 001-37401) and incorporated herein by reference.
(27)Filed as Exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 4, 2021 (File No. 001-37401) and incorporated herein by reference.
(28)Filed as Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 28, 2015 (Registration No. 333-203210) and incorporated herein by reference.
(29)Filed as Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 28, 2015 (Registration No. 333-203210) and incorporated herein by reference.
(30)Filed as Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 28, 2015 (Registration No. 333-203210) and incorporated herein by reference.
(31)Filed as Exhibit 10.1 to the Form 10-Q of the Company filed with the Securities and Exchange Commission on May 9, 2017 (File No. 001-37401) and incorporated herein by reference, and, as to the First Amendment to the Second Amended and Restated Credit Agreement dated February 15, 2018, filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2018 (File No. 001-37401), and, as to the Second Amendment to the Second Amended and Restated Credit Agreement dated March 27, 2018, filed as Exhibit 99.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2018 (File No. 001-37401), and, as to the Third Amendment to the Second Amended and Restated Credit Agreement dated March 29, 2019, filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2019 (File No. 001-37401), each of which is incorporated herein by reference.
(32)Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on August 7, 2018 (File No. 001-37401) and incorporated herein by reference.
(33)Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on November 5, 2019 (File No. 001-37401) and incorporated herein by reference.
(34)Filed as Exhibit 10.1 to the Form 10-Q of the Company filed with the Securities and Exchange Commission on November 3, 2020 (File No. 001-37401 and incorporated herein by reference.
_________
*    Filed herewith.
**    Furnished herewith.
†    Denotes executive compensation plan or arrangement.
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 16, 2021

COMMUNITY HEALTHCARE TRUST INCORPORATED

By:	/s/ Timothy G. Wallace
Timothy G. Wallace
Chairman of the Board and Chief Executive Officer and President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Timothy G. Wallace	Chairman of the Board and Chief Executive	February 16, 2021
Timothy G. Wallace	Officer and President (Principal Executive Officer)

/s/ David H. Dupuy	Executive Vice President and Chief Financial	February 16, 2021
David H. Dupuy	Officer (Principal Financial Officer)

/s/ Leigh Ann Stach	Executive Vice President and Chief Accounting	February 16, 2021
Leigh Ann Stach	Officer (Principal Accounting Officer)

/s/ Alan Gardner	Director	February 16, 2021
Alan Gardner

/s/ Claire Gulmi	Director	February 16, 2021
Claire Gulmi

/s/ Robert Hensley	Director	February 16, 2021
Robert Hensley

/s/ R. Lawrence Van Horn	Director	February 16, 2021
R. Lawrence Van Horn

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2020, 2019 and 2018
(Dollars in thousands)

			Additions
Description		Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Uncollectible Accounts Written-off	Balance at End of Period
2020	Accounts receivable allowance	$357	$(156)	$—	$(101)	$100
2019	Accounts receivable allowance	$270	$216	$(129)	$—	$357
2018	Accounts receivable allowance	$293	$73	$—	$(96)	$270

Schedule III - Real Estate and Accumulated Depreciation at December 31, 2020
(Dollars in thousands)

			Land and Land Improvements			Buildings, Improvements, and Lease Intangibles
Property Type	Number of Properties	State	Initial Investment	Costs Capitalized Subsequent to Acquisition	Total	Initial Investment	Costs Capitalized Subsequent to Acquisition	Total	Personal Property	Total Property (1)	Accumulated Depreciation (2)	Encumbrances (Principal balance)	Date Acquired	Original Date Constructed
Medical office buildings	55	AL, AZ, CA, CT, FL, GA, IA, IL, KS, KY, LA, MI, MS, NJ, NV, NY, OH, PA, SC, TN, TX, VA	$33,990	$973	$34,963	$203,117	$13,476	$216,593	$—	$251,556	$54,924	$—	2015 - 2020	1880-2015
Physician clinics	26	CA, CT, FL, IL, KS, OH, PA, RI, TX, VA, WI	11,139	84	11,223	60,603	824	61,427	—	72,650	11,565	—	2015 - 2020	1912 - 2015
Surgical centers and hospitals	10	AZ, IL, LA, MI, OH, PA, TX	4,317	58	4,375	47,206	1,955	49,161	—	53,536	10,886	—	2015 - 2018	1970 - 2004
Specialty centers	34	AL, CA, CO, FL, GA, IL, MA, MD, NC, NV, OH, OK, PA, RI, TN, VA, WV	12,404	79	12,483	91,937	1,767	93,704	—	106,187	12,088	—	2015 - 2020	1956 - 2018
Acute inpatient behavioral	5	IL, MA, WA, WV	10,720	—	10,720	119,414	103	119,517	—	130,237	6,155	5,180	2016 - 2020	1920 - 2017
Behavioral specialty facilities	6	IN, MS, OH	2,676	—	2,676	18,470	14	18,484	—	21,160	1,587	—	2015 - 2020	1961 - 2013
Inpatient rehabilitation facilities	4	AR, TX	6,838	—	6,838	78,779	—	78,779		85,617	2,747		2019 - 2020	2012-2020
Long-term acute care hospitals	1	IN	523	—	523	14,405	9	14,414	—	14,937	2,428	—	2017	1978
Total Real Estate	141		82,607	1,194	83,801	633,931	18,148	652,079	—	735,880	102,380	5,180
Sales-type lease	—		(87)	—	(87)	(3,401)	—	(3,401)	—	(3,488)	—	—
Corporate property	—		—	—	—	2,011	709	2,720	247	2,967	519	—
Total Properties	141		$82,520	$1,194	$83,714	$632,541	$18,857	$651,398	$247	$735,359	$102,899	$5,180
(1) Total properties as of December 31, 2020 have an estimated aggregate total cost of $735.3 million (unaudited) for federal income tax purposes.
(2) Depreciation is provided for on a straight-line basis on land improvements over 3 years to 20 years, buildings over 13 years to 50 years, building improvements over 3 years to 39.8 years, tenant improvements over 2.9 years to 14.4 years, lease intangibles over 1.2 years to 18.6 years, and personal property over 3 years to 10 years.
(3) A reconciliation of Total Property and Accumulated Depreciation for the years ended December 31, 2020, 2019, and 2018 is provided below.

	Year Ended December 31, 2020		Year Ended December 31, 2019		Year Ended December 31, 2018
(Dollars in thousands)	Total Property	Accumulated Depreciation	Total Property	Accumulated Depreciation	Total Property	Accumulated Depreciation
Beginning Balance	$602,852	$77,523	$444,930	$55,298	$388,486	$36,136
Acquisitions	128,677	2,419	153,165	68	55,083	1,212
Other improvements	7,891	22,969	4,757	22,157	4,557	18,424
Retirements/dispositions:
Real estate	(573)	(12)	—	—	(3,196)	(474)
Sales-type lease	(3,488)	—	—	—	—	—
Ending Balance	$735,359	$102,899	$602,852	$77,523	$444,930	$55,298

Schedule IV - Mortgage Loans on Real Estate as of December 31, 2020
(Dollars in thousands)

Description of Collateral	Interest Rate	Maturity Date	Periodic Payment Terms	Original Face Amount	Carrying Amount	Principal amount of loans subject to delinquent principal or interest

				$—	$—	$—
Total Mortgage Loans				$—	$—	$—
___________
(1) A rollforward of Mortgage loans on real estate for the years ended December 31, 2020, 2019 and 2018 is provided below.

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of period	$—	$—	$10,633
Additions during the period:
New or acquired mortgages, net	—	—	—
Amortization/write-off of loan and commitment fees	—	—	—
	—	—	—
Deductions during the period:
Repayment upon settlement of bankruptcy (a)	—	—	(10,633)
Scheduled principal payments	—	—	—
	—	—	(10,633)
Balance at end of period	$—	$—	$—
___________
(a) Mortgage note was repaid upon settlement of the bankruptcy with a borrower.