Form 10-Q
period 2021-03-31
Community Healthcare Trust Inc
filed 2021-05-04
CIK 1631569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37401

Community Healthcare Trust Incorporated
(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-5212033
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
Yes  ☐     No ☒
The Registrant had 24,417,124 shares of Common Stock, $0.01 par value per share, outstanding as of April 30, 2021.

COMMUNITY HEALTHCARE TRUST INCORPORATED
FORM 10-Q
March 31, 2021

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	(Unaudited)
	March 31, 2021	December 31, 2020
ASSETS
Real estate properties
Land and land improvements	$91,428	$83,714
Buildings, improvements, and lease intangibles	705,224	651,398
Personal property	218	247
Total real estate properties	796,870	735,359
Less accumulated depreciation	(109,908)	(102,899)
Total real estate properties, net	686,962	632,460
Cash and cash equivalents	5,605	2,483
Restricted cash	398	409
Other assets, net	42,346	33,050
Total assets	$735,311	$668,402

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Debt, net	$260,446	$212,374
Accounts payable and accrued liabilities	6,526	5,743
Other liabilities, net	18,253	20,369
Total liabilities	285,225	238,486

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 450,000,000 shares authorized; 24,417,124 and 23,888,090 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	244	239
Additional paid-in capital	571,781	550,391
Cumulative net income	41,946	36,631
Accumulated other comprehensive loss	(8,111)	(11,846)
Cumulative dividends	(155,774)	(145,499)
Total stockholders’ equity	450,086	429,916
Total liabilities and stockholders' equity	$735,311	$668,402

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(Unaudited; Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
REVENUES
Rental income	$20,780	$17,428
Other operating interest	615	508
	21,395	17,936

EXPENSES
Property operating	3,729	3,343
General and administrative	2,859	2,192
Depreciation and amortization	7,225	6,059
	13,813	11,594

INCOME FROM OPERATIONS	7,582	6,342
Interest expense	(2,229)	(2,249)
Deferred income tax expense	(39)	—
Interest and other income, net	1	7
NET INCOME	$5,315	$4,100

NET INCOME PER COMMON SHARE:
Net income per common share – Basic	$0.21	$0.18
Net income per common share – Diluted	$0.21	$0.18
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC	22,809,222	20,734,618
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-DILUTED	22,809,222	20,734,618

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(Unaudited; Dollars in thousands)

	Three Months Ended March 31,
	2021	2020

NET INCOME	$5,315	$4,100
Other comprehensive income (loss):
Increase (decrease) in fair value of cash flow hedges	2,803	(8,875)
Reclassification for amounts recognized as interest expense	932	257
Total other comprehensive income (loss)	3,735	(8,618)
COMPREHENSIVE INCOME (LOSS)	$9,050	$(4,518)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(Unaudited; Dollars in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid in Capital	Cumulative Net Income		Accumulated Other Comprehensive (Loss) Income	Cumulative Dividends	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	23,888,090	$239	$550,391	$36,631		$(11,846)	$(145,499)	$429,916
Issuance of common stock, net of issuance costs	—	—	435,272	4	19,841	—		—	—	19,845
Stock-based compensation	—	—	93,762	1	1,549	—		—	—	1,550
Unrecognized gain on cash flow hedges	—	—	—	—	—	—		2,803	—	2,803
Reclassification adjustment for losses included in net income (interest expense)	—	—	—	—	—	—		932	—	932
Net income	—	—	—	—	—	5,315		—	—	5,315
Dividends to common stockholders ($0.4275 per share)	—	—	—	—	—	—		—	(10,275)	(10,275)
Balance at March 31, 2021	—	$—	24,417,124	$244	$571,781	$41,946		$(8,111)	$(155,774)	$450,086

Balance at December 31, 2019	—	$—	21,410,578	$214	$447,916	$17,554		$(4,808)	$(107,465)	$353,411
Issuance of common stock, net of issuance costs	—	—	610,786	6	26,896	—		—	—	26,902
Stock-based compensation	—	—	103,905	1	1,012	—		—	—	1,013
Unrecognized loss on cash flow hedges	—	—	—	—	—	—		(8,875)	—	(8,875)
Reclassification adjustment for losses included in net income (interest expense)	—	—	—	—	—	—		257	—	257
Net income	—	—	—	—	—	4,100		—	—	4,100
Dividends to common stockholders ($0.4175 per share)	—	—	—	—	—	—		—	(9,033)	(9,033)
Balance at March 31, 2020	—	$—	22,125,269	$221	$475,824	$21,654	0	$(13,426)	$(116,498)	$367,775

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net income	$5,315	$4,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,225	6,059
Other amortization	229	127
Stock-based compensation	1,550	1,013
Straight-line rent receivable	(838)	(878)
Deferred income tax expense	39	—
Changes in operating assets and liabilities:
Other assets	(291)	(235)
Accounts payable and accrued liabilities	(820)	396
Other liabilities	1,084	(329)
Net cash provided by operating activities	13,493	10,253

INVESTING ACTIVITIES
Acquisitions of real estate	(60,007)	(36,384)
Acquisition and funding of notes receivable	(7,110)	(1,750)
Proceeds from the repayment of notes receivable	890	3,300
Capital expenditures on existing real estate properties	(1,045)	(673)
Net cash used in investing activities	(67,272)	(35,507)

FINANCING ACTIVITIES
Net (repayments) borrowings on revolving credit facility	(26,000)	9,000
Term loan borrowings	125,000	—
Term loan repayments	(50,000)	—
Mortgage note repayments	(29)	(27)
Dividends paid	(10,275)	(9,033)
Proceeds from issuance of common stock	19,919	26,928
Equity issuance costs	(76)	(29)
Debt issuance costs	(1,649)	—
Net cash provided by financing activities	56,890	26,839
Increase in cash and cash equivalents and restricted cash	3,111	1,585
Cash and cash equivalents and restricted cash, beginning of period	2,892	2,023
Cash and cash equivalents and restricted cash, end of period	$6,003	$3,608

Supplemental Cash Flow Information:
Interest paid	$2,105	$1,876
Invoices accrued for construction, tenant improvement and other capitalized costs	$1,591	$1,165
Reclassification of registration statement costs incurred in prior year to equity issuance costs	$81	$32
Leasing commission accrued	$—	$125
Increase (decrease) in fair value of cash flow hedges	$2,803	$(8,875)
Income taxes paid	$25	$2
See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Business Overview
Community Healthcare Trust Incorporated (the ‘‘Company’’, ‘‘we’’, ‘‘our’’) was organized in the State of Maryland on March 28, 2014. The Company is a fully-integrated healthcare real estate company that owns and acquires real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers. As of March 31, 2021, the Company had investments of approximately $801.0 million in 147 real estate properties (including a portion of one property accounted for as a financing lease with a gross amount totaling approximately $3.0 million and one property classified as held for sale with a gross amount totaling approximately $1.1 million). The properties are located in 33 states, totaling approximately 3.2 million square feet in the aggregate and were approximately 89.1% leased at March 31, 2021 with a weighted average remaining lease term of approximately 8.3 years. Any references to square footage, property count, or occupancy percentages, and any amounts derived from these values in these notes to the condensed consolidated financial statements, are outside the scope of our independent registered public accounting firm's review.

COVID-19 Pandemic
The world was, and continues to be, impacted by the novel coronavirus (COVID-19) pandemic. COVID-19 and measures to prevent its spread impacted many healthcare providers, including some of our tenants. During 2020, some of them were not seeing patients, others saw a reduced number of elective procedures and/or patient visits, while others experienced limited impact, or even saw improved cash flows from either increases in census or government funding.

As a result of the pandemic, the Company entered into deferral agreements with 18 tenants, with deferrals representing less than one percent of our annualized rent in the aggregate. Amounts due under the deferral agreements were generally repaid during 2020, however, at March 31, 2021, there was approximately $51,000 remaining to be billed and paid during the remainder of 2021.

Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. This interim financial information should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Management believes that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2021. All material intercompany accounts and transactions have been eliminated.

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

	Balance as of March 31,
(Dollars in thousands)	2021	2020
Cash and cash equivalents	$5,605	$3,326
Restricted cash	398	282
Cash, cash equivalents and restricted cash	$6,003	$3,608

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

Notes to Condensed Consolidated Financial Statements - Continued
Note 2. Real Estate Properties

As of March 31, 2021, we had investments of approximately $801.0 million in 147 real estate properties (including a portion of one property accounted for as a financing lease with a gross amount totaling approximately $3.0 million and one property classified as held for sale with a gross amount totaling approximately $1.1 million). The Company's investments are diversified by property type, geographic location, and tenant as shown in the following tables:

Property Type	# of Properties	Gross Investment (in thousands)
Medical Office Building	55	$256,204
Acute Inpatient Behavioral	5	130,257
Inpatient Rehabilitation Facilities	6	127,676
Specialty Centers	34	106,054
Physician Clinics	28	80,886
Surgical Centers and Hospitals	10	54,071
Behavioral Specialty Facilities	8	30,945
Long-term Acute Care Hospitals	1	14,937
Total	147	$801,030

State	# of Properties	Gross Investment (in thousands)
Texas	14	$131,131
Illinois	16	119,233
Florida	14	65,649
Ohio	18	63,188
Massachusetts	2	35,298
All Others (Less than 4%)	83	386,531
Total	147	$801,030

Primary Tenant	# of Properties	Gross Investment (in thousands)
US Healthvest	3	$77,964
Everest Rehabilitation	3	57,100
Genesis Care	9	38,450
Summit Behavioral Healthcare	1	25,155
All Others	131	602,361
Total	147	$801,030

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

Notes to Condensed Consolidated Financial Statements - Continued

Some leases provide the lessee, during the term of the lease, with an option or right of first refusal to purchase the leased property. Some leases also allow the lessee to renew or extend their lease term or in some cases terminate their lease, based on conditions provided in the lease.

Future minimum lease payments under the non-cancelable operating leases due to the Company for the years ending December 31, as of March 31, 2021, are as follows (in thousands):

2021 (nine months ending December 31)	$54,162
2022	69,078
2023	64,608
2024	61,072
2025	56,774
2026 and thereafter	365,330
$671,024

Straight-line rental income
Rental income is recognized as earned over the life of the lease agreement on a straight-line basis when collection of rental payments over the term of the lease is probable. Straight-line rent included in rental income was approximately $0.8 million and $0.9 million, respectively, for the three months ended March 31, 2021 and 2020.

Note 4. Real Estate Acquisitions and Dispositions

2021 Real Estate Acquisitions
During the first quarter of 2021, the Company acquired six real estate properties. Upon acquisition, the properties were 100% leased in the aggregate with lease expirations through 2036. Amounts reflected in revenues and net income for these properties for the three months ended March 31, 2021 were approximately $0.7 million and $0.4 million, respectively, and transaction costs totaling approximately $0.2 million were capitalized relating to these property acquisitions. Concurrent with the acquisitions, the Company entered into a $6.0 million term loan and a revolver loan up to $4.0 million with the tenant on two of these properties.

Location	Property Type (1)	Date Acquired	Purchase Price	Cash Consideration	Real Estate	Other	Square Footage
			(000's)	(000's)	(000's)	(000's)
Brenham, TX	PC	01/19/21	$5,029	$5,034	$5,072	$(38)	37,354
Lexington, VA	PC	01/25/21	3,101	3,142	3,151	(9)	15,820
Toledo, OH	BSF	02/05/21	4,825	4,893	4,893	—	13,290
Hudson, OH	BSF	02/05/21	4,825	4,892	4,892	—	13,290
Oklahoma City, OK	IRF	03/01/21	21,000	21,025	21,025	—	39,637
Keller, TX	IRF	03/01/21	21,000	21,021	21,021	—	39,761
			$59,780	$60,007	$60,054	$(47)	159,152

(1) PC - Physician Clinic; BSF - Behavioral Specialty Facility; IRF - Inpatient Rehabilitation Facility

Notes to Condensed Consolidated Financial Statements - Continued
The following table summarizes the relative fair values of the assets acquired and liabilities assumed in the property acquisitions for the three months ended March 31, 2021.

	Relative Fair Value	Estimated Useful Life
	(in thousands)	(in years)
Land and land improvements	$7,813	13.2
Building and building improvements	49,630	46.4
Intangibles:
At-market lease intangibles	2,611	4.2
Total intangibles	2,611
Accounts payable, accrued liabilities and other liabilities assumed	(12)
Prorated rent, interest and operating expense reimbursement amounts collected	(35)
Total cash consideration	$60,007

Asset Held for Sale
Pursuant to the exercise of a purchase option by a tenant, the Company entered into a sales contract to dispose of a medical office building in Haleyville, Alabama during the first quarter of 2021. Assets held for sale totaling approximately $1.0 million are included in Other assets, net and Liabilities held for sale totaling $35,000 are included in Other liabilities, net on the Condensed Consolidated Balance Sheet as of March 31, 2021.

Note 5. Debt, net

The table below details the Company's debt as of March 31, 2021 and December 31, 2020.

	Balance as of
(Dollars in thousands)	March 31, 2021	December 31, 2020	Maturity Dates

Revolving Credit Facility	$7,000	$33,000	3/26
A-1 Term Loan, net	—	49,908	n/a
A-2 Term Loan, net	49,749	49,828	3/24
A-3 Term Loan, net	74,396	74,524	3/26
A-4 Term Loan, net	124,211	—	3/28
Mortgage Note Payable, net	5,090	5,114	5/24
	$260,446	$212,374

On March 19, 2021, Community Healthcare Trust Incorporated, as borrower, entered into a third amended and restated credit agreement (the “Third Amended and Restated Credit Agreement”) with a syndicate of lenders, under which Truist Bank serves as administrative agent. The Third Amended and Restated Credit Agreement amends and restates the Second Amended and Restated Credit Agreement dated as of March 29, 2017, by and among the Company’s operating partnership, Community Healthcare OP, LP, several banks and financial institutions party thereto as lenders (collectively, the “Lenders”), and SunTrust Bank (the predecessor in interest to Truist Bank), as the administrative agent. The Third Amended and Restated Credit Agreement allows the Company to borrow, through the accordion feature, up to $600.0 million, including the ability to add and fund incremental term loans (the “Credit Facility”). The Third Amended and Restated Credit Agreement extended the revolving credit facility (the "Revolving Credit Facility") maturity to March 19, 2026, removed collateral security provisions, repaid the five-year term loan facility in the aggregate principal amount of $50.0 million (the "A-1 Term Loan") which was set to mature

Notes to Condensed Consolidated Financial Statements - Continued
on March 29, 2022, entered into a new seven-year term loan facility in the aggregate principal amount of $125.0 million (the "A-4 Term Loan"), which matures on March 19, 2028, provides the Company the ability to apply lower margins to its annual interest rate after it obtains an investment grade rating of BBB-/Baa3 (or the equivalent) from a rating agency; and modified its debt covenants.

The Credit Facility, as amended, provides for a $150.0 million Revolving Credit Facility and $250.0 million in term loans (the "Term Loans"). The Credit Facility, through the accordion feature, allows borrowings up to a total of $600.0 million including the ability to add and fund additional term loans. The Revolving Credit Facility matures on March 19, 2026 and includes one 12-month option to extend the maturity date of the Revolving Credit Facility, subject to the satisfaction of certain conditions. The Term Loans include a seven-year term loan facility in the aggregate principal amount of $50.0 million (the "A-2 Term Loan"), which matures on March 29, 2024, a seven-year term loan facility in the aggregate principal amount of $75.0 million (the "A-3 Term Loan"), which matures on March 29, 2026, and the A-4 Term Loan in the aggregate principal amount of $125.0 million, which matures on March 19, 2028.

Amounts outstanding under the Revolving Credit Facility, as amended, bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 1.25% to 1.90% or (ii) a base rate plus 0.25% to 0.90% in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.20% of the amount of the unused portion of the Revolving Credit Facility if amounts borrowed are greater than 33.3% of the borrowing capacity under the Revolving Credit Facility and 0.25% of the unused portion of the Revolving Credit Facility if amounts borrowed are less than or equal to 33.3% of the borrowing capacity under the Revolving Credit Facility. The Company had $7.0 million outstanding under the Revolving Credit Facility and had a borrowing capacity remaining of $143.0 million at March 31, 2021.

Amounts outstanding under the Term Loans, as amended, bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 1.45% to 2.30% or (ii) a base rate plus 0.25% to 1.30%, in each case, depending upon the Company’s leverage ratio. The Company has entered into interest rate swaps to fix the interest rates on the Term Loans. See Note 6 for more details on the interest rate swaps. At March 31, 2021, the Company had $250.0 million under the Term Loans which had a fixed weighted average interest rate under the swaps of approximately 3.95%.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. The Company was in compliance with its financial covenants under its Credit Facility as of March 31, 2021.

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

As of March 31, 2021, the Company had fourteen outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk for notional amounts totaling $250.0 million, including four forward-starting interest rate swaps for notional amounts totaling $50.0 million, which will not become effective until March 31, 2022.

Tabular Disclosure of Fair Value of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020.

	Asset Derivatives Fair Value at			Liability Derivatives Fair Value at
(Dollars in thousands)	March 31, 2021	December 31, 2020	Balance Sheet Classification	March 31, 2021	December 31, 2020	Balance Sheet Classification
Interest rate swaps	$538	$—	Other assets, net	$8,649	$11,846	Other liabilities, net

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss ("AOCI") and are subsequently reclassified to interest expense in the period that the hedged forecasted transaction affects earnings.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s Term Loans. During the next twelve months, the Company estimates that an additional $4.5 million will be reclassified from AOCI as an increase to interest expense.

Tabular Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Amount of unrealized gain (loss) recognized in OCI on derivatives	$2,803	$(8,875)
Amount of loss reclassified from AOCI into interest expense	$932	$257
Total interest expense presented in the Condensed Consolidated Statements of Income in which the effects of the cash flow hedges are recorded	$2,229	$2,249

Tabular Disclosures of Offsetting Derivatives
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of March 31, 2021 and December 31, 2020. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Condensed Consolidated Balance Sheets.

Notes to Condensed Consolidated Financial Statements - Continued

Offsetting of Derivative Assets (as of March 31, 2021)
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$538	$—	$538	$(278)	$—	$260

Offsetting of Derivative Liabilities (as of March 31, 2021)
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$(8,649)	$—	$(8,649)	$278	$—	$(8,371)

Offsetting of Derivative Assets (as of December 31, 2020)
Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$—	$—	$—	$—	$—	$—

Offsetting of Derivative Liabilities (as of December 31, 2020)
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$(11,846)	$—	$(11,846)	$—	$—	$(11,846)

Credit-risk-related Contingent Features
As of March 31, 2021, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $8.6 million. As of March 31, 2021, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of approximately $8.6 million at March 31, 2021.

Notes to Condensed Consolidated Financial Statements - Continued
Note 7. Stockholders’ Equity

Common Stock
The following table provides a reconciliation of the beginning and ending common stock balances for the three months ended March 31, 2021 and for the year ended December 31, 2020:

	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Balance, beginning of period	23,888,090	21,410,578
Issuance of common stock	435,272	2,206,976
Restricted stock-based awards	93,762	270,536
Balance, end of period	24,417,124	23,888,090

ATM Program
The Company has an at-the-market offering program ("ATM Program"), with Piper Sandler & Co., Evercore Group L.L.C., Truist Securities, Inc., Regions Securities LLC, Robert W. Baird & Co. Incorporated, Fifth Third Securities, Inc. and Janney Montgomery Scott LLC., as sales agents (collectively, the “Agents”). Under the ATM Program, the Company may issue and sell shares of its common stock, having an aggregate gross sales price of up to $360.0 million. The shares of common stock may be sold from time to time through or to one or more of the Agents, as may be determined by the Company in its sole discretion, subject to the terms and conditions of the agreement and applicable law.

The Company's activity under the ATM Program for the three months ended March 31, 2021 is detailed in the table below. As of March 31, 2021, the Company had approximately $119.9 million remaining that may be issued under the ATM Program.

Three Months Ended March 31, 2021
Shares issued	435,272
Net proceeds received (in millions)	$19.9
Average gross sales price per share	$46.70

Notes to Condensed Consolidated Financial Statements - Continued
Note 8. Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share for the three months ended March 31, 2021 and 2020, respectively.

	Three Months Ended March 31,
(In thousands, except per share data)	2021	2020
Net income	$5,315	$4,100
Participating securities' share in earnings	(538)	(424)
Net income, less participating securities' share in earnings	$4,777	$3,676

Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	24,053	21,733
Unvested restricted shares	(1,244)	(998)
Weighted average Common Shares outstanding–Basic	22,809	20,735
Dilutive potential common shares	—	—
Weighted average Common Shares outstanding –Diluted	22,809	20,735

Basic Net Income per Common Share	$0.21	$0.18

Diluted Net Income per Common Share	$0.21	$0.18

Note 9. Incentive Plan

A summary of the activity under the Company's 2014 Incentive Plan, as amended, for the three months ended March 31, 2021 and 2020 is included in the table below, as well as compensation expense recognized from the amortization of the value of shares over the applicable vesting periods.

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Stock-based awards, beginning of period	1,164,518	909,892
Stock in lieu of compensation	44,625	50,245
Stock awards	49,137	53,660
Total stock granted	93,762	103,905
Vested shares	(100)	—
Stock-based awards, end of period	1,258,180	1,013,797
Amortization expense	$1,558	$1,019

Note 10. Other Assets, net

Other assets, net on the Company's Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 are detailed in the table below.

	Balance as of
(Dollars in thousands)	March 31, 2021	December 31, 2020
Notes receivable	$21,630	$15,010
Accounts and interest receivable	1,522	1,675
Straight-line rent receivable	9,461	8,682
Prepaid assets	642	600
Deferred financing costs, net	1,058	479
Leasing commissions, net	1,093	1,134
Deferred tax assets, net	476	515
Fair value of interest rate swaps	538	—
Above-market lease intangible assets, net	581	617
Sales-type lease receivable	3,021	3,016
Assets held for sale	1,023	—
Operating lease right-of-use assets	821	821
Other	480	501
	$42,346	$33,050

The Company's notes receivable mainly included:

•At March 31, 2021 and December 31, 2020, notes receivable included a $14.3 million and $15.0 million, respectively, term loan, secured by all assets and ownership interests in seven long-term acute care hospitals and one inpatient rehabilitation hospital owned by the borrower. The term loan will be repaid in equal monthly installments of $250,000 through the maturity date of December 31, 2025 and bears interest at 9% per annum.

•At March 31, 2021, notes receivable included a $6.0 million term loan and $1.1 million drawn at March 31, 2021 of a $4.0 million revolving credit facility, secured by assets and ownership interests of six geriatric behavioral hospitals and affiliated companies all of which are co-borrowers on the loans. The term loan bears interest at 9% per annum, with interest only payments due for the first year and then equal monthly installments of principal payments due beginning March 31, 2022. The term loan facility matures on July 1, 2027. The revolving credit facility bears interest at 9% per annum and matures on December 31, 2025.

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

The VIEs that we have identified at March 31, 2021 are summarized in the table below.

Classification	Carrying Amount (in millions)	Maximum Exposure to Loss (in millions)
Note receivable	$14.3	$14.3
Note receivable	$1.1	$1.1
Note receivable	$6.0	$6.0

Note 11. Other Liabilities, net

Other liabilities, net on the Company's Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 are detailed in the table below.

	Balance as of
(Dollars in thousands)	March 31, 2021	December 31, 2020
Deferred rent	$3,587	$2,596
Security deposits	4,208	4,141
Below-market lease intangibles, net	576	613
Fair value of derivatives	8,649	11,846
Lease liability	795	793
Liabilities held for sale	35	—
Other	403	380
	$18,253	$20,369

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

The table below details the fair values and carrying values for our notes receivable, interest rate swaps, and mortgage note payable at March 31, 2021 and December 31, 2020, using level 2 inputs.

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable	$21,630	$22,063	$15,010	$15,010
Interest rate swap asset	$538	$538	$—	$—
Interest rate swap liability	$8,649	$8,649	$11,846	$11,846
Mortgage note payable	$5,151	$5,391	$5,180	$5,432

Note 13. Subsequent Events

Dividend Declared
On April 29, 2021, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.43 per share. The dividend is payable on May 28, 2021 to stockholders of record on May 14, 2021.

Real Estate Acquisitions
Subsequent to March 31, 2021, the Company acquired one property for a purchase price of approximately $4.2 million and cash consideration of approximately $3.5 million. The property was approximately 90.9% leased with lease expirations through 2028. This acquisition was funded with cash on hand.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements
This report and other materials that Community Healthcare Trust Incorporated (the "Company") has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by management of the Company, contain, or will contain, statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “believes”, “expects”, “may”, “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates”, “anticipates” or other similar words or expressions, including the negative thereof. Forward-looking statements are based on certain assumptions and can include future expectations, future plans and strategies, financial and operating projections or other forward-looking information. Such forward-looking statements reflect management’s current beliefs and are based on information currently available to management. Because forward-looking statements relate to future events, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company’s control. Thus, the Company’s actual results and financial condition may differ materially from those indicated in such forward-looking statements. Some factors that might cause such a difference include the following: general volatility of the capital markets and the market price of the Company’s common stock, changes in the Company’s business strategy, availability, terms and deployment of capital, the Company’s ability to refinance existing indebtedness at or prior to maturity on favorable terms, or at all, changes in the real estate industry in general, interest rates or the general economy, adverse developments related to the healthcare industry, the degree and nature of the Company’s competition, the ability to consummate acquisitions under contract, effects on global and national markets as well as businesses resulting from the COVID-19 pandemic, and the other factors described in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and the Company’s other filings with the Securities and Exchange Commission from time to time. Readers are therefore cautioned not to place undue reliance on the forward-looking statements contained herein which speak only as of the date hereof. The Company intends these forward-looking statements to speak only as of the time of this report and the Company undertakes no obligation to update forward-looking statements, whether as a result of new information, future developments, or otherwise, except as may be required by law.

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

Real estate acquisitions
During the first quarter of 2021, the Company acquired six real estate properties totaling approximately 159,000 square feet for an aggregate purchase price of approximately $59.8 million and cash consideration of approximately $60.0 million. Upon acquisition, the properties were 100% leased in the aggregate with lease expirations through 2036. Concurrent with the acquisitions, the Company entered into a $6.0 million term loan and a revolver loan up to $4.0 million with the tenant on two of these properties. These acquisitions were funded with cash on hand, proceeds from the Company's ATM Program, and proceeds from the Company's Revolving Credit Facility. See Note 4 to the Condensed Consolidated Financial Statements for more details on these acquisitions.

Subsequent to March 31, 2021, the Company acquired one property for a purchase price of approximately $4.2 million and cash consideration of approximately $3.5 million. The property was approximately 90.9% leased with lease expirations through 2028. This acquisition was funded with cash on hand.

Acquisition Pipeline
The Company has two properties under definitive purchase agreements for an aggregate expected purchase price of approximately $8.4 million and expected aggregate returns of approximately 9.3%. The Company expects to close on these properties during the second or third quarter of 2021; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close. The Company expects to fund these acquisitions with cash on hand, proceeds from the Company's ATM Program, and proceeds from the Company's Revolving Credit Facility.

Asset Held for Sale
Pursuant to the exercise of a purchase option by a tenant, the Company entered into a sales contract to dispose of a medical office building in Haleyville, Alabama during the first quarter of 2021. The Company expects to close on this transaction in the second quarter of 2021 and expects to recognize a gain on the sale. Assets held for sale totaling approximately $1.0 million are included in Other assets, net and Liabilities held for sale totaling $35,000 are included in Other liabilities, net on the Condensed Consolidated Balance Sheet as of March 31, 2021.

Leased square footage
As of March 31, 2021, our real estate portfolio was approximately 89.1% leased. During the first three months of 2021, we had expiring or terminated leases related to approximately 7,000 square feet, and we leased or renewed leases relating to approximately 21,000 square feet.

COVID-19 pandemic
During 2020, the world was, and continues to be, impacted by the novel coronavirus (COVID-19) pandemic. COVID-19 and measures to prevent its spread impacted many healthcare providers, including some of our tenants. During 2020, some of them were not seeing patients, others saw a reduced number of elective procedures and/or patient visits, while others experienced limited impact, or even saw improved cash flows from either increases in census or government funding.
During 2020, as a result of the pandemic, the Company entered into deferral agreements with 18 tenants, with deferrals representing less than one percent of our annualized rent in the aggregate. Amounts due under the deferral agreements were generally repaid during 2020, however, at March 31, 2021, there was approximately $51,000 remaining to be billed and paid during the remainder of 2021.

Seasonality
We do not expect our business to be subject to material seasonal fluctuations.

New Accounting Pronouncements
See Note 1 to the Company’s Condensed Consolidated Financial Statements accompanying this report for information on new accounting standards recently adopted and not yet adopted.

Results of Operations
The Company's results of operations for the three months ended March 31, 2021 compared to the same period in 2020 have most significantly been impacted by its real estate acquisitions. As of March 31, 2021 and 2020, the Company had investments in real estate properties totaling approximately $801.0 million (including a portion of one property accounted for as a financing lease with a gross amount totaling approximately $3.0 million and one property classified as held for sale with a gross amount totaling approximately $1.1 million) and $641.9 million, respectively.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
The table below shows our results of operations for the three months ended March 31, 2021 compared to the same period in 2020 and the effect of changes in those results from period to period on our net income.

	Three Months Ended March 31,		Increase (decrease) to Net income
(dollars in thousands)	2021	2020	$	%
REVENUES
Rental income	$20,780	$17,428	$3,352	19.2%
Other operating interest	615	508	107	21.1%
	21,395	17,936	3,459	19.3%
EXPENSES
Property operating	3,729	3,343	(386)	(11.5)%
General and administrative	2,859	2,192	(667)	(30.4)%
Depreciation and amortization	7,225	6,059	(1,166)	(19.2)%
	13,813	11,594	(2,219)	(19.1)%

INCOME FROM OPERATIONS	7,582	6,342	1,240	19.6%
Interest expense	(2,229)	(2,249)	20	0.9%
Deferred income tax expense	(39)	—	(39)	n/m
Other income	1	7	(6)	(85.7)%
NET INCOME	$5,315	$4,100	$1,215	29.6%
n/m - not meaningful

Revenues
Revenues increased approximately $3.5 million, or 19.3%, for the three months ended March 31, 2021 compared to the same period in 2020 mainly due to acquisitions of real estate and the issuance of new notes receivable.

Expenses
Property operating expenses increased approximately $0.4 million, or 11.5%, for the three months ended March 31, 2021 compared to the same period in 2020 mainly due to acquisitions of real estate.

General and administrative expenses increased approximately $0.7 million, or 30.4%, for the three months ended March 31, 2021 compared to the same period in 2020 due mainly to compensation-related expenses related to new employees and annual salary increases and stock issuances totaling approximately $0.7 million, including the non-cash amortization of non-vested restricted common shares of approximately $0.5 million.

Depreciation and amortization expense increased approximately $1.2 million, or 19.2%, for the three months ended March 31, 2021 compared to the same period in 2020. Acquisitions accounted for an increase of approximately $1.5 million, offset by a decrease of approximately $0.5 million in amortization due to fully amortized real estate lease intangibles which generally have a shorter depreciable life than a building. The remaining increase is generally due to the depreciation of building and tenant improvements.

Non-GAAP Financial Measures and Key Performance Indicators
Management considers certain non-GAAP financial measures and key performance indicators to be useful supplemental measures of the Company's operating performance. A non-GAAP financial measure is generally defined as one that purports to measure financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable measure determined in accordance with GAAP. The Company reports Non-GAAP financial measures because these measures are observed by management to also be among the most predominant measures used by the REIT industry and by industry analysts to evaluate REITs. For these reasons, management deems it appropriate to disclose and discuss these Non-GAAP financial measures. Set forth below are descriptions of the non-GAAP financial measures management considers relevant to the Company's business and useful to investors, as well as reconciliations of those measures to the most directly comparable GAAP financial measure.

The non-GAAP financial measures and key performance indicators presented herein are not necessarily identical to those presented by other real estate companies due to the fact that not all real estate companies use the same definitions. These measures should not be considered as alternatives to net income, as indicators of the Company's financial performance, or as alternatives to cash flow from operating activities as measures of the Company's liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of the Company's needs. Management believes that in order to facilitate a clear understanding of the Company's historical consolidated operating results, these measures should be examined in conjunction with net income and cash flows from operations as presented in the Condensed Consolidated Financial Statements and other financial data included elsewhere in this Quarterly Report on Form 10-Q.

Funds from Operations ("FFO") and Adjusted Funds from Operations ("AFFO")
FFO and FFO per share are operating performance measures adopted by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”). NAREIT defines FFO as the most commonly accepted and reported measure of a REIT’s operating performance equal to net income (calculated in accordance with GAAP), excluding gains or losses from the sale of certain real estate assets, gains and losses from change in control, impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity, plus depreciation and amortization related to real estate properties, and after adjustments for unconsolidated partnerships and joint ventures. NAREIT also provides REITs with an option to exclude gains, losses and impairments of assets that are incidental to the main business of the REIT from the calculation of FFO.

In addition to FFO, the Company presents AFFO and AFFO per share. The Company defines AFFO as FFO, excluding certain expenses related to closing costs of properties acquired accounted for as business combinations and mortgages funded, excluding straight-line rent and the amortization of stock-based compensation, and including or excluding other non-cash items from time to time. AFFO presented herein may not be comparable to similar measures presented by other real estate companies due to the fact that not all real estate companies use the same definition.

Management believes that net income, as defined by GAAP, is the most appropriate earnings measurement. However, management believes FFO, AFFO, FFO per share and AFFO per share provide an understanding of the operating performance of the Company’s properties without giving effect to certain significant non-cash items, primarily depreciation and amortization expense. Historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time. However, real estate values instead have historically risen or fallen with market conditions. The Company believes that by excluding the effect of depreciation, amortization, impairments and gains or losses from sales of real estate, losses and impairment of incidental assets, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO, AFFO, FFO per share and AFFO per share can facilitate comparisons of operating performance between periods.

The table below reconciles net income to FFO and AFFO for the three months ended March 31, 2021 compared to the same period in 2020.

	Three Months Ended March 31,
(In thousands, excepts per share amounts)	2021	2020
Net income	$5,315	$4,100
Real estate depreciation and amortization	7,276	6,109
FFO	$12,591	$10,209
Straight-line rent	(838)	(878)
Stock-based compensation	1,558	1,019
AFFO	$13,311	$10,350
FFO per diluted common share	$0.54	$0.48
AFFO per diluted common share	$0.57	$0.49
Weighted average common shares outstanding - diluted (1)	23,500	21,310
___________________
(1) Diluted weighted average common shares outstanding for FFO and AFFO are calculated based on the treasury method, rather than the 2-class method used to calculate earnings per share.

Net Operating Income ("NOI")
NOI is a key performance indicator. NOI is defined as net income or loss, computed in accordance with GAAP, generated from our total portfolio of properties and other investments before general and administrative expenses, depreciation and amortization expense, gains or loss on the sale of real estate properties or other investments, interest expense, and income tax expense. We believe that NOI provides an accurate measure of operating performance of our operating assets because NOI excludes certain items that are not associated with management of the properties. The Company's use of the term NOI may not be comparable to that of other real estate companies as they may have different methodologies for computing NOI.

The table below reconciles net income to NOI for the three months ended March 31, 2021 compared to the same period in 2020.

	Three Months Ended March 31,
(In thousands)	2021	2020
Net income	$5,315	$4,100
General and administrative	2,859	2,192
Depreciation and amortization	7,225	6,059
Interest expense	2,229	2,249
Deferred income tax expense	39	—
NOI	$17,667	$14,600

EBITDAre and Adjusted EBITDAre
The Company uses the NAREIT definition of EBITDAre which is net income plus interest expense, income tax expense, and depreciation and amortization, plus losses or minus gains on the disposition of depreciable property, including losses/gains on change of control, plus impairment write-downs of depreciable property and of investments in unconsolidated affiliates caused by a decrease in value of depreciable property in the affiliate, plus or minus adjustments to reflect the entity's share of EBITDAre of unconsolidated affiliates and consolidated affiliates with non-controlling interest. The Company also presents Adjusted EBITDAre which is EBITDAre before non-cash stock-based compensation amortization.

We consider EBITDAre and Adjusted EBITDAre important measures because they provide additional information to allow management, investors, and our current and potential creditors to evaluate and compare our core operating results and our ability to service debt.

The table below reconciles net income to EBITDAre and Adjusted EBITDAre for the three months ended March 31, 2021 compared to the same period in 2020.

	Three Months Ended March 31,
(In thousands)	2021	2020
Net income	$5,315	$4,100
Interest expense	2,229	2,249
Depreciation and amortization	7,225	6,059
Deferred income tax expense	39	—
EBITDAre	$14,808	$12,408
Non-cash stock-based compensation expense	1,558	1,019
Adjusted EBITDAre	$16,366	$13,427

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

The Company's Credit Facility, as amended, provides for a $150.0 million Revolving Credit Facility that matures on March 19, 2026 and includes one 12-month option to extend the maturity date, and $250.0 million in Term Loans, as well as an accordion feature which allows borrowings up to a total of $600.0 million, including the ability to add and fund additional term loans. Note 5 to the Condensed Consolidated Financial Statements provides more details on the Company's Credit Facility. At March 31, 2021, the Company had borrowing capacity remaining under the
Revolving Credit Facility of approximately $143.0 million.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. Also, the Company’s current financing policy prohibits aggregate debt (secured or unsecured) in excess of 40% of the Company's total capitalization, except for short-term, transitory periods. At March 31, 2021, our debt to total capitalization ratio (debt plus stockholders' equity plus accumulated depreciation) was approximately 31.7%. The Company was in compliance with its financial covenants under its Credit Facility as of March 31, 2021.

The Company also had outstanding at March 31, 2021, a $5.2 million mortgage note payable, secured by one of its properties, with a maturity date in 2024. See Note 5 to the Condensed Consolidated Financial Statements for more details.

Subsequent Acquisitions
Subsequent to March 31, 2021, the Company acquired one property for a purchase price of approximately $4.2 million and cash consideration of approximately $3.5 million. The property was approximately 90.9% leased with lease expirations through 2028. This acquisition was funded with cash on hand.

Acquisition Pipeline
The Company has two properties under definitive purchase agreements for an aggregate expected purchase price of approximately $8.4 million and expected aggregate returns of approximately 9.3%. The Company expects to close on these properties during the second or third quarter of 2021; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close. The Company expects to fund these acquisitions with cash on hand, proceeds from the Company's ATM Program, and proceeds from the Company's Revolving Credit Facility.

Asset Held for Sale
Pursuant to the exercise of a purchase option by a tenant, the Company entered into a sales contract to dispose of a medical office building in Haleyville, Alabama during the first quarter of 2021. The Company expects to close on this transaction in the second quarter of 2021 and expects to recognize a gain on the sale. Assets held for sale totaling approximately $1.0 million are included in Other assets, net and Liabilities held for sale totaling $35,000 are included in Other liabilities, net on the Condensed Consolidated Balance Sheet as of March 31, 2021.

Other Contractual Obligations
Subject to Company approval, we may fund or reimburse tenants for tenant improvements, which are allowed for in certain leases, of up to approximately $2.7 million as of March 31, 2021.

The Company has also entered into contracts regarding certain capital expenditures totaling approximately $2.1 million as of March 31, 2021. Reimbursement of these expenditures by our tenants will be determined by each tenant's lease.

The Company has ground lease obligations relating to three properties, with total obligations of approximately $1.5 million with maturities through 2054.

The Company expects to fund these obligations with cash on hand, proceeds from the Company's ATM Program, and proceeds from the Company's Revolving Credit Facility.

Automatic Shelf Registration Statement
On November 5, 2019, the Company filed an automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission. The registration statement is for an indeterminate number of securities and is effective for three years. Under this registration statement, the Company has the capacity to offer and sell from time to time various types of securities, including common stock, preferred stock, depository shares, rights, debt securities, warrants and units.

Operating Activities
Cash flows provided by operating activities for the three months ended March 31, 2021 and 2020 were approximately $13.5 million and $10.3 million, respectively. Cash flows provided by operating activities were generally provided by contractual rents, net of expenses, on our real estate property portfolio.

Investing Activities
Cash flows used in investing activities for the three months ended March 31, 2021 and 2020 were approximately $67.3 million and $35.5 million, respectively. During the three months ended March 31, 2021, the Company invested in 6 properties for an aggregate cash consideration of approximately $60.0 million and funded notes totaling approximately $7.1 million. Also, during the three months ended March 31, 2021, the Company received payments on its notes totaling $0.9 million and funded capital expenditures on its existing portfolio totaling approximately $1.0 million.

During the three months ended March 31, 2020, the Company invested in six properties for an aggregate cash consideration of approximately $36.4 million, acquired a $2.5 million note receivable for $1.8 million, and received payments on its notes receivable totaling $3.3 million. Also, the Company funded capital expenditures on its existing portfolio totaling approximately $0.7 million.

Financing Activities
Cash flows provided by financing activities for the three months ended March 31, 2021 and 2020 were approximately $56.9 million and $26.8 million, respectively. During the three months ended March 31, 2021, the Company repaid $26.0 million under its Credit Facility, entered into an amended and restated credit facility in which the Company entered into a $125.0 million, 7-year term loan facility, repaid a $50.0 million term loan facility, and incurred $1.6 million in additional debt issuance costs. The Company also sold shares under its ATM Program and received proceeds of approximately $19.9 million, and paid dividends totaling $10.3 million.

During the three months ended March 31, 2020, the Company borrowed $9.0 million under its Credit Facility, sold shares under its ATM Program and received proceeds of approximately $26.9 million, and paid dividends totaling $9.0 million.

Security Deposits
As of March 31, 2021, the Company held approximately $4.2 million in security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon the security deposits if there are any defaults under the leases.

Dividends
The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT.

On April 29, 2021, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.43 per share. The dividend is payable on May 28, 2021 to stockholders of record on May 14, 2021. This rate equates to an annualized dividend of $1.72 per share.

The ability of the Company to pay dividends is dependent upon its ability to generate cash flows and to make accretive new investments.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We may use certain derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We will not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based on a notional amount of principal. Under the most common form of interest rate swap, known from our perspective as a floating-to-fixed interest rate swap, a series of floating, or variable, rate payments on a notional amount of principal is exchanged for a series of fixed interest rate payments on such notional amount. During the three months ended March 31, 2021, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

Changes In Internal Control Over Financial Reporting
There were no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, an investor should consider the risk factors included in its Annual Report on Form 10-K for the year ended December 31, 2020 and other reports that may be filed by the Company.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.    EXHIBITS
The exhibits required by Item 601 of Regulation S-K which are filed with this report are listed in the Exhibit Index and are hereby incorporated in by reference.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Corporate Charter of Community Healthcare Trust Incorporated, as amended (1)
3.2	Amended and Restated Bylaws of Community Healthcare Trust Incorporated (2)
10.1	Fifth Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Timothy G. Wallace (3)
10.2	Second Amendment to Employment Agreement between Community Healthcare Trust Incorporated and David H. Dupuy (4)
10.3	Second Amendment to Amended and Restated Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach (5)
10.4	Second Amended and Restated Executive Officer Incentive Program, adopted as of February 11, 2021 (6)
10.5
Third Amended and Restated Credit Agreement, dated as of March 19, 2021, by and among Community Healthcare Trust Incorporated, as borrower, the several banks and financial institutions party thereto as lenders, and Truist Bank, as administrative agent (7)

31.1 *
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

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1)Filed as Exhibit 3.1 to Amendment No. 2 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on May 6, 2015 (Registration No. 333-203210) and incorporated herein by reference.
(2)Filed as Exhibit 3.2 to the Quarterly Report on Form 10-Q of the Company filed with the Securities and Exchange Commission on November 3, 2020 (File No. 001-37401) and incorporated herein by reference.
(3)Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 4, 2021 (File No. 001-37401) and incorporated herein by reference.
(4)Filed as Exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 4, 2021 (File No. 001-37401) and incorporated herein by reference.
(5)Filed as Exhibit 10.3 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 4, 2021 (File No. 001-37401) and incorporated herein by reference.
(6)Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on February 16, 2021 (File No. 001-37401) and incorporated herein by reference.
(7)Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on March 19, 2021 (File No. 001-37401) and incorporated herein by reference.
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 4, 2021

COMMUNITY HEALTHCARE TRUST INCORPORATED

By:	/s/ Timothy G. Wallace
Timothy G. Wallace
Chief Executive Officer and President

By:	/s/ David H. Dupuy
David H. Dupuy
Executive Vice President and Chief Financial Officer