Form 10-Q
period 2021-06-30
Community Healthcare Trust Inc
filed 2021-08-03
CIK 1631569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37401

Community Healthcare Trust Incorporated
(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-5212033
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
Yes  ☐     No ☒
The Registrant had 24,704,116 shares of Common Stock, $0.01 par value per share, outstanding as of July 31, 2021.

COMMUNITY HEALTHCARE TRUST INCORPORATED
FORM 10-Q
June 30, 2021

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	(Unaudited)
	June 30, 2021	December 31, 2020
ASSETS
Real estate properties
Land and land improvements	$92,934	$83,714
Buildings, improvements, and lease intangibles	716,154	651,398
Personal property	218	247
Total real estate properties	809,306	735,359
Less accumulated depreciation	(117,446)	(102,899)
Total real estate properties, net	691,860	632,460
Cash and cash equivalents	4,787	2,483
Restricted cash	467	409
Other assets, net	48,353	33,050
Total assets	$745,467	$668,402

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Debt, net	$258,503	$212,374
Accounts payable and accrued liabilities	6,815	5,743
Other liabilities, net	23,093	20,369
Total liabilities	288,411	238,486

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 450,000,000 shares authorized; 24,686,925 and 23,888,090 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	247	239
Additional paid-in capital	585,177	550,391
Cumulative net income	47,656	36,631
Accumulated other comprehensive loss	(9,739)	(11,846)
Cumulative dividends	(166,285)	(145,499)
Total stockholders’ equity	457,056	429,916
Total liabilities and stockholders' equity	$745,467	$668,402

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(Unaudited; In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES
Rental income	$22,006	$17,830	$42,786	$35,258
Other operating interest	682	450	1,297	958
	22,688	18,280	44,083	36,216

EXPENSES
Property operating	3,843	3,223	7,572	6,566
General and administrative	2,893	1,899	5,752	4,091
Depreciation and amortization	7,539	6,119	14,763	12,178
	14,275	11,241	28,087	22,835

INCOME BEFORE INCOME TAXES AND OTHER ITEMS	8,413	7,039	15,996	13,381
Loss on sale of real estate	—	(313)	—	(313)
Interest expense	(2,736)	(2,183)	(4,966)	(4,432)
Deferred income tax expense	(20)	(20)	(59)	(20)
Interest and other income, net	53	3	54	10
NET INCOME	$5,710	$4,526	$11,025	$8,626

NET INCOME PER COMMON SHARE:
Net income per common share – Basic	$0.22	$0.19	$0.43	$0.37
Net income per common share – Diluted	$0.22	$0.19	$0.43	$0.37
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC	23,195	21,264	23,003	20,999
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-DILUTED	23,195	21,264	23,003	20,999

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(Unaudited; Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

NET INCOME	$5,710	$4,526	$11,025	$8,626
Other comprehensive (loss) income:
(Decrease) increase in fair value of cash flow hedges	(2,788)	(1,317)	15	(10,193)
Reclassification for amounts recognized as interest expense	1,160	774	2,092	1,032
Total other comprehensive (loss) income	(1,628)	(543)	2,107	(9,161)
COMPREHENSIVE INCOME (LOSS)	$4,082	$3,983	$13,132	$(535)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(Unaudited; Dollars in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid in Capital	Cumulative Net Income	Accumulated Other Comprehensive (Loss) Income	Cumulative Dividends	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2021	—	$—	24,417,124	$244	$571,781	$41,946	$(8,111)	$(155,774)	$450,086
Issuance of common stock, net of issuance costs	—	—	247,964	2	11,792	—	—	—	11,794
Stock-based compensation	—	—	21,837	1	1,604	—	—	—	1,605
Unrecognized loss on cash flow hedges	—	—	—	—	—	—	(2,788)	—	(2,788)
Reclassification adjustment for losses included in net income (interest expense)	—	—	—	—	—	—	1,160	—	1,160
Net income	—	—	—	—	—	5,710	—	—	5,710
Dividends to common stockholders ($0.43 per share)	—	—	—	—	—	—	—	(10,511)	(10,511)
Balance at June 30, 2021	—	$—	24,686,925	$247	$585,177	$47,656	$(9,739)	$(166,285)	$457,056

Balance at December 31, 2020	—	$—	23,888,090	$239	$550,391	$36,631	$(11,846)	$(145,499)	$429,916
Issuance of common stock, net of issuance costs	—	—	683,236	7	31,632	—	—	—	31,639
Stock-based compensation	—	—	115,599	1	3,154	—	—	—	3,155
Unrecognized gain on cash flow hedges	—	—	—	—	—	—	15	—	15
Reclassification adjustment for losses included in net income (interest expense)	—	—	—	—	—	—	2,092	—	2,092
Net income	—	—	—	—	—	11,025	—	—	11,025
Dividends to common stockholders ($0.8575 per share)	—	—	—	—	—	—	—	(20,786)	(20,786)
Balance at June 30, 2021	—	$—	24,686,925	$247	$585,177	$47,656	$(9,739)	$(166,285)	$457,056

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

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$11,025	$8,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,763	12,178
Other amortization	415	(224)
Stock-based compensation	3,155	2,082
Straight-line rent receivable	(1,818)	(1,604)
Loss on sale of real estate	—	313
Deferred income tax expense	59	20
Changes in operating assets and liabilities:
Other assets	(393)	(119)
Accounts payable and accrued liabilities	(108)	1,089
Other liabilities	1,004	1,386
Net cash provided by operating activities	28,102	23,747

INVESTING ACTIVITIES
Acquisitions of real estate	(68,921)	(57,890)
Proceeds from sale of real estate	—	248
Acquisition and funding of notes receivable	(11,520)	(1,750)
Proceeds from the repayment of notes receivable	1,592	6,910
Capital expenditures on existing real estate properties	(3,065)	(3,081)
Net cash used in investing activities	(81,914)	(55,563)

FINANCING ACTIVITIES
Net (repayments) borrowings on revolving credit facility	(28,000)	3,000
Term loan borrowings	125,000	—
Term loan repayments	(50,000)	—
Mortgage note repayments	(57)	(53)
Dividends paid	(20,786)	(18,347)
Proceeds from issuance of common stock	31,793	50,579
Equity issuance costs	(130)	(139)
Debt issuance costs	(1,646)	—
Net cash provided by financing activities	56,174	35,040
Increase in cash and cash equivalents and restricted cash	2,362	3,224
Cash and cash equivalents and restricted cash, beginning of period	2,892	2,023
Cash and cash equivalents and restricted cash, end of period	$5,254	$5,247

Supplemental Cash Flow Information:
Interest paid	$4,599	$3,110
Invoices accrued for construction, tenant improvement and other capitalized costs	$1,240	$707
Reclassification of registration statement costs incurred in prior year to equity issuance costs	$163	$95
Increase (decrease) in fair value of cash flow hedges	$15	$(10,193)
Income taxes paid	$25	$31
See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Business Overview
Community Healthcare Trust Incorporated (the ‘‘Company’’, ‘‘we’’, ‘‘our’’) was organized in the State of Maryland on March 28, 2014. The Company is a fully-integrated healthcare real estate company that owns and acquires real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers. As of June 30, 2021, the Company had investments of approximately $813.5 million in 149 real estate properties (including a portion of one property accounted for as a financing lease with a gross amount totaling approximately $3.0 million and one property classified as held for sale with a gross amount totaling approximately $1.1 million (See Note 10)). The properties are located in 33 states, totaling approximately 3.3 million square feet in the aggregate and were approximately 89.4% leased at June 30, 2021 with a weighted average remaining lease term of approximately 8.1 years. Any references to square footage, property count, or occupancy percentages, and any amounts derived from these values in these notes to the condensed consolidated financial statements, are outside the scope of our independent registered public accounting firm's review.

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

As a result of the pandemic, the Company entered into deferral agreements with 18 tenants, with deferrals representing less than one percent of our annualized rent in the aggregate. Amounts due under the deferral agreements were generally repaid during 2020, however, at June 30, 2021, there was approximately $34,000 remaining to be billed and paid during the remainder of 2021.

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

Reclassifications
For the three and six months ended June 30, 2020, the Company reclassified $20,000 of deferred income taxes from General and administrative expense to Deferred income tax expense on the Condensed Consolidated Statements of Income to conform to the current period presentation.

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

	Balance as of June 30,
(Dollars in thousands)	2021	2020
Cash and cash equivalents	$4,787	$4,896
Restricted cash	467	351
Cash, cash equivalents and restricted cash	$5,254	$5,247

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

Notes to Condensed Consolidated Financial Statements - Continued
Note 2. Real Estate Properties

As of June 30, 2021, we had investments of approximately $813.5 million in 149 real estate properties (including a portion of one property accounted for as a financing lease with a gross amount totaling approximately $3.0 million and one property classified as held for sale with a gross amount totaling approximately $1.1 million). The Company's investments are diversified by property type, geographic location, and tenant as shown in the following tables:

Property Type	# of Properties	Gross Investment (in thousands)
Medical Office Building	57	$268,359
Acute Inpatient Behavioral	5	130,275
Inpatient Rehabilitation Facilities	6	127,676
Specialty Centers	34	106,142
Physician Clinics	28	80,895
Surgical Centers and Hospitals	10	54,237
Behavioral Specialty Facilities	8	30,945
Long-term Acute Care Hospitals	1	14,937
Total	149	$813,466

State	# of Properties	Gross Investment (in thousands)
Texas	14	$131,651
Illinois	16	119,681
Ohio	19	67,637
Florida	14	65,662
Massachusetts	2	35,298
All Others	84	393,537
Total	149	$813,466

Primary Tenant	# of Properties	Gross Investment (in thousands)
US Healthvest	3	$77,964
Everest Rehabilitation	3	57,100
Genesis Care	9	38,450
Summit Behavioral Healthcare	1	25,174
All Others	133	614,778
Total	149	$813,466

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

Future minimum lease payments under the non-cancelable operating leases due to the Company for the years ending December 31, as of June 30, 2021, are as follows (in thousands):

2021 (six months ending December 31)	$37,015
2022	71,476
2023	67,052
2024	63,090
2025	58,344
2026 and thereafter	372,066
$669,043

Straight-line rental income
Rental income is recognized as earned over the life of the lease agreement on a straight-line basis when collection of rental payments over the term of the lease is probable. Straight-line rent included in rental income was approximately $1.0 million and $0.7 million, respectively, for the three months ended June 30, 2021 and 2020, and was approximately $1.8 million and $1.6 million, respectively, for the six months ended June 30, 2021 and 2020.

At June 30, 2021, the Company was obligated, as the lessee, under five non-prepaid ground leases with expiration dates, including renewal options, through 2085. Any rental increases related to the Company's ground leases are generally either stated or based on the Consumer Price Index. The Company's future lease payments under these non-prepaid ground leases were as follows:

(in thousands)	Operating	Financing
2021	$21	$63
2022	42	125
2023	43	125
2024	44	138
2025	44	138
2026 and thereafter	1,250	5,621
Total undiscounted lease payments	1,444	6,210
Discount	(646)	(3,239)
Lease liabilities	$798	$2,971

Notes to Condensed Consolidated Financial Statements - Continued
Note 4. Real Estate Acquisitions and Dispositions

2021 Real Estate Acquisitions
During the second quarter of 2021, the Company acquired two real estate properties. Upon acquisition, the properties were approximately 89.6% leased in the aggregate with lease expirations through 2028. Amounts reflected in revenues and net income for these properties for the six months ended June 30, 2021 were approximately $0.2 million and $29,000, respectively, and transaction costs totaling approximately $0.2 million were capitalized relating to these property acquisitions. The Company assumed a ground lease on the medical office building in Pittsburgh, PA. The ground lease will be accounted for as a financing lease, and the Company recorded a $1.9 million right-of-use asset, included in Other assets, net, and a $3.0 million lease liability, included in Other liabilities, net. Payments due under the ground lease are reimbursable by the tenants. The ground lease expires on December 31, 2085, including three renewal options.

During the first quarter of 2021, the Company acquired six real estate properties. Upon acquisition, the properties were 100% leased in the aggregate with lease expirations through 2036. Amounts reflected in revenues and net income for these properties for the six months ended June 30, 2021 were approximately $2.4 million and $1.5 million, respectively, and transaction costs totaling approximately $0.3 million were capitalized relating to these property acquisitions. Concurrent with the acquisitions, the Company entered into term and revolver loans with the tenant on two of these properties. See Note 10 for more details on these loans.

Location	Property Type (1)	Date Acquired	Purchase Price	Cash Consideration	Real Estate	Other	Square Footage
			(000's)	(000's)	(000's)	(000's)
Brenham, TX	PC	01/19/21	$5,029	$5,034	$5,072	$(38)	37,354
Lexington, VA	PC	01/25/21	3,101	3,142	3,164	(22)	15,820
Toledo, OH	BSF	02/05/21	4,825	4,893	4,893	—	13,290
Hudson, OH	BSF	02/05/21	4,825	4,892	4,892	—	13,290
Oklahoma City, OK	IRF	03/01/21	21,000	21,025	21,025	—	39,637
Keller, TX	IRF	03/01/21	21,000	21,021	21,021	—	39,761
Cincinnati, OH	MOB	04/14/21	4,167	3,494	4,336	(842)	43,599
Pittsburgh, PA	MOB	06/10/21	5,347	5,420	6,556	(1,136)	34,077
			$69,294	$68,921	$70,959	$(2,038)	236,828

(1) PC - Physician Clinic; BSF - Behavioral Specialty Facility; IRF - Inpatient Rehabilitation Facility; MOB - Medical Office Building

Notes to Condensed Consolidated Financial Statements - Continued
The following table summarizes the relative fair values of the assets acquired and liabilities assumed in the property acquisitions for the six months ended June 30, 2021.

	Relative Fair Value	Estimated Useful Life
	(in thousands)	(in years)
Land and land improvements	$9,181	12.7
Building and building improvements	56,399	43.5
Intangibles:
At-market lease intangibles	5,379	4.3
Above-market lease intangibles	36	4.0
Below-market lease intangibles	(146)	4.6
Total intangibles	5,269
Accounts receivable and other assets acquired	21
Financing right-of-use lease asset assumed	1,898
Financing lease liability assumed	(2,971)
Accounts payable, accrued liabilities and other liabilities assumed	(697)
Prorated rent, interest and operating expense reimbursement amounts collected	(179)
Total cash consideration	$68,921

Asset Held for Sale
Pursuant to the exercise of a purchase option by a tenant, the Company entered into a sales contract to dispose of a medical office building in Haleyville, Alabama during the first quarter of 2021. Assets held for sale totaling approximately $1.0 million are included in Other assets, net and Liabilities held for sale totaling $48,000 are included in Other liabilities, net on the Condensed Consolidated Balance Sheet as of June 30, 2021.

Note 5. Debt, net

The table below details the Company's debt as of June 30, 2021 and December 31, 2020.

	Balance as of
(Dollars in thousands)	June 30, 2021	December 31, 2020	Maturity Dates

Revolving Credit Facility	$5,000	$33,000	3/26
A-1 Term Loan, net	—	49,908	n/a
A-2 Term Loan, net	49,770	49,828	3/24
A-3 Term Loan, net	74,427	74,524	3/26
A-4 Term Loan, net	124,239	—	3/28
Mortgage Note Payable, net	5,067	5,114	5/24
	$258,503	$212,374

On March 19, 2021, Community Healthcare Trust Incorporated, as borrower, entered into a third amended and restated credit agreement (the “Third Amended and Restated Credit Agreement”) with a syndicate of lenders, under which Truist Bank serves as administrative agent. The Third Amended and Restated Credit Agreement amends and restates the Second Amended and Restated Credit Agreement dated as of March 29, 2017, by and among the Company’s operating partnership, Community Healthcare OP, LP, several banks and financial institutions party

Notes to Condensed Consolidated Financial Statements - Continued
thereto as lenders (collectively, the “Lenders”), and SunTrust Bank (the predecessor in interest to Truist Bank), as the administrative agent. The Third Amended and Restated Credit Agreement allows the Company to borrow, through the accordion feature, up to $600.0 million, including the ability to add and fund incremental term loans (the “Credit Facility”). The Third Amended and Restated Credit Agreement extended the revolving credit facility (the "Revolving Credit Facility") maturity to March 19, 2026, removed collateral security provisions, repaid the five-year term loan facility in the aggregate principal amount of $50.0 million (the "A-1 Term Loan") which was set to mature on March 29, 2022, entered into a new seven-year term loan facility in the aggregate principal amount of $125.0 million (the "A-4 Term Loan"), which matures on March 19, 2028, provides the Company the ability to apply lower margins to its annual interest rate after it obtains an investment grade rating of BBB-/Baa3 (or the equivalent) from a rating agency, and modified its debt covenants.

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

Amounts outstanding under the Revolving Credit Facility, as amended, bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 1.25% to 1.90% or (ii) a base rate plus 0.25% to 0.90% in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.20% of the amount of the unused portion of the Revolving Credit Facility if amounts borrowed are greater than 33.3% of the borrowing capacity under the Revolving Credit Facility and 0.25% of the unused portion of the Revolving Credit Facility if amounts borrowed are less than or equal to 33.3% of the borrowing capacity under the Revolving Credit Facility. The Company had $5.0 million outstanding under the Revolving Credit Facility and had a borrowing capacity remaining of $145.0 million at June 30, 2021.

Amounts outstanding under the Term Loans, as amended, bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 1.45% to 2.30% or (ii) a base rate plus 0.45% to 1.30%, in each case, depending upon the Company’s leverage ratio. The Company has entered into interest rate swaps to fix the interest rates on the Term Loans. See Note 6 for more details on the interest rate swaps. At June 30, 2021, the Company had $250.0 million outstanding under the Term Loans which had a fixed weighted average interest rate under the swaps of approximately 3.95%.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. The Company was in compliance with its financial covenants under its Credit Facility as of June 30, 2021.

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

Notes to Condensed Consolidated Financial Statements - Continued
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

As of June 30, 2021, the Company had fourteen outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk for notional amounts totaling $250.0 million, including four forward-starting interest rate swaps for notional amounts totaling $50.0 million, which will not become effective until March 31, 2022.

Tabular Disclosure of Fair Value of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020.

	Asset Derivatives Fair Value at			Liability Derivatives Fair Value at
(Dollars in thousands)	June 30, 2021	December 31, 2020	Balance Sheet Classification	June 30, 2021	December 31, 2020	Balance Sheet Classification
Interest rate swaps	$—	$—	Other assets, net	$9,739	$11,846	Other liabilities, net

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss ("AOCI") and are subsequently reclassified to interest expense in the period that the hedged forecasted transaction affects earnings.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s Term Loans. During the next twelve months, the Company estimates that an additional $4.4 million will be reclassified from AOCI as an increase to interest expense.

Tabular Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Amount of unrealized (loss) gain recognized in OCI on derivatives	$(2,788)	$(1,317)	$15	$(10,193)
Amount of loss reclassified from AOCI into interest expense	$1,160	$774	$2,092	$1,032
Total interest expense presented in the Condensed Consolidated Statements of Income in which the effects of the cash flow hedges are recorded	$2,736	$2,183	$4,966	$4,432

Notes to Condensed Consolidated Financial Statements - Continued
Tabular Disclosures of Offsetting Derivatives
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of June 30, 2021 and December 31, 2020. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Condensed Consolidated Balance Sheets.

Offsetting of Derivative Assets (as of June 30, 2021)
Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$—	$—	$—	$—	$—	$—

Offsetting of Derivative Liabilities (as of June 30, 2021)
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$(9,739)	$—	$(9,739)	$—	$—	$(9,739)

Offsetting of Derivative Assets (as of December 31, 2020)
Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$—	$—	$—	$—	$—	$—

Offsetting of Derivative Liabilities (as of December 31, 2020)
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$(11,846)	$—	$(11,846)	$—	$—	$(11,846)

Credit-risk-related Contingent Features
As of June 30, 2021, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $9.7 million. As of June 30, 2021, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of approximately $9.7 million at June 30, 2021.

Notes to Condensed Consolidated Financial Statements - Continued
Note 7. Stockholders’ Equity

Common Stock
The following table provides a reconciliation of the beginning and ending common stock balances for the six months ended June 30, 2021 and for the year ended December 31, 2020:

	Six Months Ended June 30, 2021	Year Ended December 31, 2020
Balance, beginning of period	23,888,090	21,410,578
Issuance of common stock	683,236	2,206,976
Restricted stock-based awards	115,599	270,536
Balance, end of period	24,686,925	23,888,090

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

The Company's activity under the ATM Program for the three and six months ended June 30, 2021 is detailed in the table below. As of June 30, 2021, the Company had approximately $107.8 million remaining that may be issued under the ATM Program.

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Shares issued	247,964	683,236
Net proceeds received (in millions)	$11.9	$31.8
Average gross sales price per share	$48.87	$47.48

Notes to Condensed Consolidated Financial Statements - Continued
Note 8. Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share for the three and six months ended June 30, 2021 and 2020, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2021	2020	2021	2020
Net income	$5,710	$4,526	$11,025	$8,626
Participating securities' share in earnings	(547)	(432)	(1,085)	(855)
Net income, less participating securities' share in earnings	$5,163	$4,094	$9,940	$7,771

Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	24,457	22,286	24,256	22,009
Unvested restricted shares	(1,262)	(1,022)	(1,253)	(1,010)
Weighted average Common Shares outstanding–Basic	23,195	21,264	23,003	20,999
Dilutive potential common shares	—	—	—	—
Weighted average Common Shares outstanding –Diluted	23,195	21,264	23,003	20,999

Basic Net Income per Common Share	$0.22	$0.19	$0.43	$0.37

Diluted Net Income per Common Share	$0.22	$0.19	$0.43	$0.37

Note 9. Incentive Plan

A summary of the activity under the Company's 2014 Incentive Plan, as amended, for the three and six months ended June 30, 2021 and 2020 is included in the table below, as well as compensation expense recognized from the amortization of the value of shares over the applicable vesting periods.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Stock-based awards, beginning of period	1,258,180	1,013,797	1,164,518	909,892
Stock in lieu of compensation	5,430	5,510	50,055	55,755
Stock awards	16,407	16,603	65,544	70,263
Total stock granted	21,837	22,113	115,599	126,018
Vested shares	(20,176)	(15,910)	(20,276)	(15,910)
Stock-based awards, end of period	1,259,841	1,020,000	1,259,841	1,020,000
Amortization expense	$1,606	$1,070	$3,164	$2,090

Note 10. Other Assets, net

Other assets, net on the Company's Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020 are detailed in the table below.

	Balance as of
(Dollars in thousands)	June 30, 2021	December 31, 2020
Notes receivable	$25,509	$15,010
Accounts and interest receivable	1,552	1,675
Straight-line rent receivable	10,213	8,682
Prepaid assets	741	600
Deferred financing costs, net	1,002	479
Leasing commissions, net	1,070	1,134
Deferred tax assets, net	456	515
Above-market lease intangible assets, net	581	617
Sales-type lessor receivable	3,025	3,016
Financing right-of-use asset	1,898	—
Assets held for sale	1,023	—
Operating lease right-of-use assets	821	821
Other	462	501
	$48,353	$33,050

The Company's notes receivable mainly included:

•At June 30, 2021 and December 31, 2020, notes receivable included a $13.8 million and $15.0 million, respectively, term loan, secured by all assets and ownership interests in seven long-term acute care hospitals and one inpatient rehabilitation hospital owned by the borrower. The term loan will be repaid in equal monthly installments of $250,000 through the maturity date of December 31, 2025 and bears interest at 9% per annum.

•At June 30, 2021, notes receivable included a $6.0 million term loan and $5.6 million drawn on a $6.0 million revolving credit facility, secured by assets and ownership interests of six geriatric behavioral hospitals and affiliated companies all of which are co-borrowers on the loans. The term loan bears interest at 9% per annum, with interest only payments due for the first year and then equal monthly installments of principal payments due beginning June 30, 2022. The term loan facility matures on July 1, 2027. The revolving credit facility bears interest at 9% per annum and matures on December 31, 2025. These notes were amended during the second quarter of 2021 which included increasing the revolving credit facility commitment from $4.0 million to $6.0 million for a period of one year, extending the first installment payment on the term loan by one quarter, and adding additional fees due on the loans upon repayment. In addition, after June 30, 2021, the Company anticipates committing to fund, at the Company’s discretion, additional amounts, up to $6.0 million with interest at 9% per annum on any amount funded, that may be used by the borrower to pay existing liabilities of co-borrowers. The term loan, the revolving credit facility and the commitment all include a 3% non-cash interest that is due and payable upon the earlier of the repayment or maturity of each note.

The Company identified the borrowers of these notes as variable interest entities ("VIEs"), but management determined that the Company was not the primary beneficiary of the VIEs because we lack either directly or through related parties any material impact in the activities that impact the borrowers' economic performance. We are not obligated to provide support beyond our stated commitment to the borrowers, and accordingly our maximum exposure to loss as a result of this relationship is limited to the amount of our outstanding notes receivable. The VIEs that we have identified at June 30, 2021 are summarized in the table below.

Classification	Carrying Amount (in thousands)	Maximum Exposure to Loss (in thousands)
Note receivable	$13,750	$13,750
Note receivable	$5,575	$5,575
Note receivable	$6,000	$6,000

Note 11. Other Liabilities, net

Other liabilities, net on the Company's Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020 are detailed in the table below.

	Balance as of
(Dollars in thousands)	June 30, 2021	December 31, 2020
Prepaid rent	$3,508	$2,596
Security deposits	4,350	4,141
Below-market lease intangibles, net	671	613
Fair value of derivatives	9,739	11,846
Financing lease liability	2,971	—
Operating lease liability	798	793
Liabilities held for sale	48	—
Other	1,008	380
	$23,093	$20,369

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

The table below details the fair values and carrying values for our notes receivable, interest rate swaps, and mortgage note payable at June 30, 2021 and December 31, 2020, using level 2 inputs.

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable	$25,509	$25,698	$15,010	$15,010
Interest rate swap liability	$9,739	$9,739	$11,846	$11,846
Mortgage note payable	$5,124	$5,333	$5,180	$5,432

Note 13. Subsequent Events

Dividend Declared
On July 29, 2021, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.4325 per share. The dividend is payable on August 27, 2021 to stockholders of record on August 13, 2021.

Real Estate Acquisition
Subsequent to June 30, 2021, the Company acquired a 14,000 square foot medical office building for a purchase price and cash consideration of approximately $3.7 million. The property was 100.0% leased with lease expirations through 2026 at acquisition and was funded with cash on hand.

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

Real estate acquisitions
During the first six months of 2021, the Company acquired eight real estate properties totaling approximately 237,000 square feet for an aggregate purchase price of approximately $69.3 million and cash consideration of approximately $68.9 million. Upon acquisition, the properties were approximately 98.7% leased in the aggregate with lease expirations through 2036. The Company has entered into a $6.0 million term loan and a revolver loan up to $6.0 million with the tenant on two of these properties. These acquisitions were funded with cash on hand, proceeds from the Company's ATM Program, and proceeds from the Company's Revolving Credit Facility. See Note 4 to the Condensed Consolidated Financial Statements for more details on these acquisitions.

Subsequent to June 30, 2021, the Company acquired one property for a purchase price and cash consideration of approximately $3.7 million. The property was approximately 100.0% leased with lease expirations through 2026. This acquisition was funded with cash on hand.

Acquisition Pipeline
The Company has two properties under definitive purchase agreements for an aggregate expected purchase price of approximately $8.5 million and expected aggregate returns of approximately 9.0% - 9.3%. The Company expects to close on these properties during the third quarter of 2021; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close. The Company expects to fund these acquisitions with cash on hand, proceeds from the Company's ATM Program, and proceeds from the Company's Revolving Credit Facility.

The Company also has four properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $94.0 million. The Company's expected returns on these investments are approximately 10.25%. The Company anticipates closing on these properties from the first quarter of 2022 through the second quarter of 2023; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

Asset Held for Sale
Pursuant to the exercise of a purchase option by a tenant, the Company entered into a sales contract to dispose of a medical office building in Haleyville, Alabama during the first quarter of 2021. The Company expects to close on this transaction in the third quarter of 2021 and expects to recognize a gain on the sale. Assets held for sale totaling approximately $1.0 million are included in Other assets, net and Liabilities held for sale totaling $48,000 are included in Other liabilities, net on the Condensed Consolidated Balance Sheet as of June 30, 2021.

Leased square footage
As of June 30, 2021, our real estate portfolio was approximately 89.4% leased. During the first six months of 2021, we had expiring or terminated leases related to approximately 27,000 square feet, and we leased or renewed leases relating to approximately 123,000 square feet.

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
During 2020, as a result of the pandemic, the Company entered into deferral agreements with 18 tenants, with deferrals representing less than one percent of our annualized rent in the aggregate. Amounts due under the deferral agreements were generally repaid during 2020, however, at June 30, 2021, there was approximately $34,000 remaining to be billed and paid during the remainder of 2021.

Seasonality
We do not expect our business to be subject to material seasonal fluctuations.

New Accounting Pronouncements
See Note 1 to the Company’s Condensed Consolidated Financial Statements accompanying this report for information on new accounting standards recently adopted and not yet adopted.

Results of Operations
The Company's results of operations for the three and six months ended June 30, 2021 compared to the same period in 2020 have most significantly been impacted by its real estate acquisitions. As of June 30, 2021 and 2020, the Company had investments in real estate properties totaling approximately $813.5 million (including a portion of one property accounted for as a financing lease with a gross amount totaling approximately $3.0 million and one property classified as held for sale with a gross amount totaling approximately $1.1 million) and $664.7 million, respectively.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
The table below shows our results of operations for the three months ended June 30, 2021 compared to the same period in 2020 and the effect of changes in those results from period to period on our net income.

	Three Months Ended June 30,		Increase (decrease) to Net income
(dollars in thousands)	2021	2020	$	%
REVENUES
Rental income	$22,006	$17,830	$4,176	23.4%
Other operating interest	682	450	232	51.6%
	22,688	18,280	4,408	24.1%
EXPENSES
Property operating	3,843	3,223	(620)	(19.2)%
General and administrative	2,893	1,899	(994)	(52.3)%
Depreciation and amortization	7,539	6,119	(1,420)	(23.2)%
	14,275	11,241	(3,034)	(27.0)%

INCOME BEFORE INCOME TAXES AND OTHER ITEMS	8,413	7,039	1,374	19.5%
Loss on sale of real estate	—	(313)	313	100.0%
Interest expense	(2,736)	(2,183)	(553)	(25.3)%
Deferred income tax expense	(20)	(20)	—	n/m
Other income	53	3	50	n/m
NET INCOME	$5,710	$4,526	$1,184	26.2%
n/m-not meaningful

Revenues
Revenues increased approximately $4.4 million, or 24.1%, for the three months ended June 30, 2021 compared to the same period in 2020 mainly due to acquisitions of real estate and interest on the issuance of new notes receivable.

Expenses
Property operating expenses increased approximately $0.6 million, or 19.2%, for the three months ended June 30, 2021 compared to the same period in 2020 mainly due to acquisitions of real estate.

General and administrative expenses increased approximately $1.0 million, or 52.3%, for the three months ended June 30, 2021 compared to the same period in 2020 due mainly to compensation-related expenses related to new employees and annual salary increases and stock issuances totaling approximately $0.9 million, including the non-cash amortization of non-vested restricted common shares of approximately $0.5 million.

Depreciation and amortization expense increased approximately $1.4 million, or 23.2%, for the three months ended June 30, 2021 compared to the same period in 2020. Acquisitions accounted for an increase of approximately $1.6 million, offset by a decrease of approximately $0.3 million in amortization due to fully amortized real estate lease intangibles which generally have a shorter depreciable life than a building. The remaining increase of $0.1 million is generally due to the depreciation of building and tenant improvements.

Loss on sale of real estate
During the second quarter of 2020, the Company sold a land parcel related to one of its properties for approximately
$0.3 million and recognized a loss on sale of approximately $0.3 million.

Interest expense
Interest expense increased approximately $0.6 million, or 25.3%, for the three months ended June 30, 2021 compared to the same period in 2020 due to the refinancing of the Credit Facility in March 2021 as discussed in Note 5 to the Condensed Consolidated Financial Statements.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
The table below shows our results of operations for the six months ended June 30, 2021 compared to the same period in 2020 and the effect of changes in those results from period to period on our net income.

	Six Months Ended June 30,		Increase (decrease) to Net income
(dollars in thousands)	2021	2020	$	%
REVENUES
Rental income	$42,786	$35,258	$7,528	21.4%
Other operating interest	1,297	958	339	35.4%
	44,083	36,216	7,867	21.7%
EXPENSES
Property operating	7,572	6,566	(1,006)	(15.3)%
General and administrative	5,752	4,091	(1,661)	(40.6)%
Depreciation and amortization	14,763	12,178	(2,585)	(21.2)%
	28,087	22,835	(5,252)	(23.0)%

INCOME BEFORE INCOME TAXES AND OTHER ITEMS	15,996	13,381	2,615	19.5%
Loss on sale of real estate	—	(313)	313	100.0%
Interest expense	(4,966)	(4,432)	(534)	(12.0)%
Deferred income tax expense	(59)	(20)	(39)	n/m
Other income	54	10	44	n/m
NET INCOME	$11,025	$8,626	$2,399	27.8%
n/m-not meaningful

Revenues
Revenues increased approximately $7.9 million, or 21.7%, for the six months ended June 30, 2021 compared to the same period in 2020 mainly due to acquisitions of real estate and interest on the issuance of new notes receivable.

Expenses
Property operating expenses increased approximately $1.0 million, or 15.3%, for the six months ended June 30, 2021 compared to the same period in 2020 mainly due to acquisitions of real estate.

General and administrative expenses increased approximately $1.7 million, or 40.6%, for the six months ended June 30, 2021 compared to the same period in 2020 due mainly to compensation-related expenses related to new employees and annual salary increases and stock issuances totaling approximately $1.6 million, including the non-cash amortization of non-vested restricted common shares of approximately $1.1 million.

Depreciation and amortization expense increased approximately $2.6 million, or 21.2%, for the six months ended June 30, 2021 compared to the same period in 2020. Acquisitions accounted for an increase of approximately $3.2 million, offset by a decrease of approximately $0.8 million in amortization due to fully amortized real estate lease intangibles which generally have a shorter depreciable life than a building. The remaining $0.2 million increase is generally due to the depreciation of building and tenant improvements.

Loss on sale of real estate
During the second quarter of 2020, the Company sold a land parcel related to one of its properties for approximately
$0.3 million and recognized a loss on sale of approximately $0.3 million.

Interest expense
Interest expense increased approximately $0.5 million, or 12.0%, for the six months ended June 30, 2021 compared to the same period in 2020 due to the refinancing of the Credit Facility in March 2021 as discussed in Note 5 to the Condensed Consolidated Financial Statements.

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

The table below reconciles net income to FFO and AFFO for the three months ended June 30, 2021 compared to the same period in 2020.

	Three Months Ended June 30,
(In thousands, excepts per share amounts)	2021	2020
Net income	$5,710	$4,526
Real estate depreciation and amortization	7,593	6,168
Loss on sale of real estate	—	313
Total adjustments	7,593	6,481
FFO	$13,303	$11,007
Straight-line rent	(981)	(725)
Stock-based compensation	1,606	1,070
AFFO	$13,928	$11,352
FFO per diluted common share	$0.56	$0.51
AFFO per diluted common share	$0.58	$0.52
Weighted average common shares outstanding - diluted (1)	23,908	21,750
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

The table below reconciles net income to NOI for the three months ended June 30, 2021 compared to the same period in 2020.

	Three Months Ended June 30,
(In thousands)	2021	2020
Net income	$5,710	$4,526
General and administrative	2,893	1,899
Depreciation and amortization	7,539	6,119
Loss on sale of depreciable assets	—	313
Interest expense	2,736	2,183
Deferred income tax expense	20	20
NOI	$18,898	$15,060

EBITDAre and Adjusted EBITDAre
The Company uses the NAREIT definition of EBITDAre which is net income plus interest expense, income tax expense, and depreciation and amortization, plus losses or minus gains on the disposition of depreciable property, including losses/gains on change of control, plus impairment write-downs of depreciable property and of investments in unconsolidated affiliates caused by a decrease in value of depreciable property in the affiliate, plus or minus adjustments to reflect the entity's share of EBITDAre of unconsolidated affiliates and consolidated affiliates with non-controlling interest. The Company also presents Adjusted EBITDAre which is EBITDAre before non-cash stock-based compensation expense.

We consider EBITDAre and Adjusted EBITDAre important measures because they provide additional information to allow management, investors, and our current and potential creditors to evaluate and compare our core operating results and our ability to service debt.

The table below reconciles net income to EBITDAre and Adjusted EBITDAre for the three months ended June 30, 2021 compared to the same period in 2020.

	Three Months Ended June 30,
(In thousands)	2021	2020
Net income	$5,710	$4,526
Interest expense	2,736	2,183
Depreciation and amortization	7,539	6,119
Deferred income tax expense	20	20
Loss on sale of depreciable assets	—	313
EBITDAre	$16,005	$13,161
Non-cash stock-based compensation expense	1,606	1,070
Adjusted EBITDAre	$17,611	$14,231

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

The Company's Credit Facility, as amended, provides for a $150.0 million Revolving Credit Facility that matures on March 19, 2026 and includes one 12-month option to extend the maturity date, and $250.0 million in Term Loans, as well as an accordion feature which allows borrowings up to a total of $600.0 million, including the ability to add and fund additional term loans. Note 5 to the Condensed Consolidated Financial Statements provides more details on the Company's Credit Facility. At June 30, 2021, the Company had borrowing capacity remaining under the
Revolving Credit Facility of approximately $145.0 million.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. Also, the Company’s current financing policy prohibits aggregate debt (secured or unsecured) in excess of 40% of the Company's total capitalization, except for short-term, transitory periods. At June 30, 2021, our debt to total capitalization ratio (debt plus stockholders' equity plus accumulated depreciation) was approximately 31.0%. The Company was in compliance with its financial covenants under its Credit Facility as of June 30, 2021.

The Company also had outstanding at June 30, 2021, a $5.1 million mortgage note payable, secured by one of its properties, with a maturity date in 2024. See Note 5 to the Condensed Consolidated Financial Statements for more details.

Subsequent Acquisitions
Subsequent to June 30, 2021, the Company acquired one property for a purchase price and cash consideration of approximately $3.7 million. The property was approximately 100.0% leased with lease expirations through 2026. This acquisition was funded with cash on hand.

Acquisition Pipeline
The Company has two properties under definitive purchase agreements for an aggregate expected purchase price of approximately $8.5 million and expected aggregate returns of approximately 9.0% - 9.3%. The Company expects to close on these properties during the third quarter of 2021; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close. The Company expects to fund these acquisitions with cash on hand, proceeds from the Company's ATM Program, and proceeds from the Company's Revolving Credit Facility.

The Company also has four properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $94.0 million. The Company's expected returns on these investments are approximately 10.25%. The Company anticipates closing on these properties from the first quarter of 2022 through the second quarter of 2023; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

Asset Held for Sale
Pursuant to the exercise of a purchase option by a tenant, the Company entered into a sales contract to dispose of a medical office building in Haleyville, Alabama during the first quarter of 2021. The Company expects to close on this transaction in the third quarter of 2021 and expects to recognize a gain on the sale. Assets held for sale totaling approximately $1.0 million are included in Other assets, net and Liabilities held for sale totaling $48,000 are included in Other liabilities, net on the Condensed Consolidated Balance Sheet as of June 30, 2021.

Other Contractual Obligations
Subject to Company approval, we may fund or reimburse tenants for tenant improvements, which are allowed for in certain leases, of up to approximately $6.2 million as of June 30, 2021.

The Company has also entered into contracts regarding certain capital expenditures totaling approximately $1.1 million as of June 30, 2021. Reimbursement of these expenditures by our tenants will be determined by each tenant's lease.

The Company has ground lease obligations relating to four properties, with total obligations of approximately $7.7 million with maturities through 2085.

The Company expects to fund these obligations with cash on hand, proceeds from the Company's ATM Program, proceeds from the Company's Revolving Credit Facility, or other debt or equity offerings.

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

Operating Activities
Cash flows provided by operating activities for the six months ended June 30, 2021 and 2020 were approximately $28.1 million and $23.7 million, respectively. Cash flows provided by operating activities were generally provided by contractual rents, net of expenses, on our real estate property portfolio.

Investing Activities
Cash flows used in investing activities for the six months ended June 30, 2021 and 2020 were approximately $81.9 million and $55.6 million, respectively. During the six months ended June 30, 2021, the Company invested in 8 properties for an aggregate cash consideration of approximately $68.9 million and funded notes totaling approximately $11.5 million. Also, during the six months ended June 30, 2021, the Company received payments on its notes totaling $1.6 million and funded capital expenditures on its existing portfolio totaling approximately $3.1 million.

During the six months ended June 30, 2020, the Company invested in 13 properties for an aggregate cash consideration of approximately $57.9 million and acquired a $2.5 million note receivable for $1.8 million. Also, during the six months ended June 30, 2020, the Company received payments on its notes receivable totaling $6.9 million and funded capital expenditures on its existing portfolio totaling approximately $3.1 million.

Financing Activities
Cash flows provided by financing activities for the six months ended June 30, 2021 and 2020 were approximately $56.2 million and $35.0 million, respectively. During the six months ended June 30, 2021, the Company repaid $28.0 million under its Credit Facility, entered into an amended and restated credit facility in which the Company entered into a 7-year term loan facility totaling $125.0 million, repaid a $50.0 million term loan facility, and incurred $1.6 million in additional debt issuance costs. The Company also sold shares under its ATM Program and received proceeds of approximately $31.8 million, and paid dividends totaling $20.8 million.

During the six months ended June 30, 2020, the Company borrowed $3.0 million under its Credit Facility, sold shares under its ATM Program and received proceeds of approximately $50.6 million, and paid dividends totaling $18.3 million.

Security Deposits
As of June 30, 2021, the Company held approximately $4.3 million in security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon the security deposits if there are any defaults under the leases.

Dividends
The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT.

On July 29, 2021, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.4325 per share. The dividend is payable on August 27, 2021 to stockholders of record on August 13, 2021. This rate equates to an annualized dividend of $1.73 per share.

The ability of the Company to pay dividends is dependent upon its ability to generate cash flows and to make accretive new investments.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We may use certain derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We will not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based on a notional amount of principal. Under the most common form of interest rate swap, known from our perspective as a floating-to-fixed interest rate swap, a series of floating, or variable, rate payments on a notional amount of principal is exchanged for a series of fixed interest rate payments on such notional amount. During the six months ended June 30, 2021, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Changes In Internal Control Over Financial Reporting
There were no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 3, 2021

COMMUNITY HEALTHCARE TRUST INCORPORATED

By:	/s/ Timothy G. Wallace
Timothy G. Wallace
Chief Executive Officer and President

By:	/s/ David H. Dupuy
David H. Dupuy
Executive Vice President and Chief Financial Officer