Form 10-Q
period 2021-09-30
Community Healthcare Trust Inc
filed 2021-11-02
CIK 1631569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37401

Community Healthcare Trust Incorporated
(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-5212033
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
Yes  ☐     No ☒
The Registrant had 24,982,506 shares of Common Stock, $0.01 par value per share, outstanding as of October 29, 2021.

COMMUNITY HEALTHCARE TRUST INCORPORATED
FORM 10-Q
September 30, 2021

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	(Unaudited)
	September 30, 2021	December 31, 2020
ASSETS
Real estate properties
Land and land improvements	$95,514	$83,714
Buildings, improvements, and lease intangibles	724,465	651,398
Personal property	222	247
Total real estate properties	820,201	735,359
Less accumulated depreciation	(125,243)	(102,899)
Total real estate properties, net	694,958	632,460
Cash and cash equivalents	1,641	2,483
Restricted cash	456	409
Other assets, net	50,537	33,050
Total assets	$747,592	$668,402

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Debt, net	$257,560	$212,374
Accounts payable and accrued liabilities	6,910	5,743
Other liabilities, net	21,451	20,369
Total liabilities	285,921	238,486

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 450,000,000 shares authorized; 24,982,287 and 23,888,090 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	250	239
Additional paid-in capital	593,717	550,391
Cumulative net income	53,010	36,631
Accumulated other comprehensive loss	(8,269)	(11,846)
Cumulative dividends	(177,037)	(145,499)
Total stockholders’ equity	461,671	429,916
Total liabilities and stockholders' equity	$747,592	$668,402

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(Unaudited; In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES
Rental income	$22,447	$18,939	$65,233	$54,197
Other operating interest	807	405	2,104	1,363
	23,254	19,344	67,337	55,560

EXPENSES
Property operating	4,051	3,563	11,623	10,129
General and administrative	3,206	2,191	8,958	6,282
Depreciation and amortization	7,812	6,295	22,576	18,473
	15,069	12,049	43,157	34,884

INCOME BEFORE INCOME TAXES AND OTHER ITEMS	8,185	7,295	24,180	20,676
Loss on sale of real estate	—	—	—	(313)
Interest expense	(2,788)	(2,064)	(7,753)	(6,496)
Deferred income tax expense	(45)	(20)	(104)	(40)
Interest and other income, net	2	—	56	10
NET INCOME	$5,354	$5,211	$16,379	$13,837

NET INCOME PER COMMON SHARE:
Net income per common share – Basic	$0.20	$0.22	$0.63	$0.59
Net income per common share – Diluted	$0.20	$0.22	$0.63	$0.59
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC	23,472	21,866	23,161	21,290
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-DILUTED	23,472	21,866	23,161	21,290

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(Unaudited; Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

NET INCOME	$5,354	$5,211	$16,379	$13,837
Other comprehensive income (loss):
Increase (decrease) in fair value of cash flow hedges	289	(99)	304	(10,292)
Reclassification for amounts recognized as interest expense	1,181	933	3,273	1,965
Total other comprehensive income (loss)	1,470	834	3,577	(8,327)
COMPREHENSIVE INCOME	$6,824	$6,045	$19,956	$5,510

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(Unaudited; Dollars in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid in Capital	Cumulative Net Income	Accumulated Other Comprehensive Loss	Cumulative Dividends	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	—	$—	24,686,925	$247	$585,177	$47,656	$(9,739)	$(166,285)	$457,056
Issuance of common stock, net of issuance costs	—	—	139,216	1	6,529	—	—	—	6,530
Stock-based compensation	—	—	156,146	2	2,011	—	—	—	2,013
Unrecognized gain on cash flow hedges	—	—	—	—	—	—	289	—	289
Reclassification adjustment for losses included in net income (interest expense)	—	—	—	—	—	—	1,181	—	1,181
Net income	—	—	—	—	—	5,354	—	—	5,354
Dividends to common stockholders ($0.4325 per share)	—	—	—	—	—	—	—	(10,752)	(10,752)
Balance at September 30, 2021	—	$—	24,982,287	$250	$593,717	$53,010	$(8,269)	$(177,037)	$461,671

Balance at December 31, 2020	—	$—	23,888,090	$239	$550,391	$36,631	$(11,846)	$(145,499)	$429,916
Issuance of common stock, net of issuance costs	—	—	822,452	8	38,161	—	—	—	38,169
Stock-based compensation	—	—	271,745	3	5,165	—	—	—	5,168
Unrecognized gain on cash flow hedges	—	—	—	—	—	—	304	—	304
Reclassification adjustment for losses included in net income (interest expense)	—	—	—	—	—	—	3,273	—	3,273
Net income	—	—	—	—	—	16,379	—	—	16,379
Dividends to common stockholders ($1.2900 per share)	—	—	—	—	—	—	—	(31,538)	(31,538)
Balance at September 30, 2021	—	$—	24,982,287	$250	$593,717	$53,010	$(8,269)	$(177,037)	$461,671

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020
(Unaudited; Dollars in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid in Capital	Cumulative Net Income	Accumulated Other Comprehensive (Loss) Income	Cumulative Dividends	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2020	—	$—	22,726,141	$227	$500,477	$26,180	$(13,969)	$(125,812)	$387,103
Issuance of common stock, net of issuance costs	—	—	536,839	5	24,885	—	—	—	24,890
Stock-based compensation	—	—	144,518	2	1,274	—	—	—	1,276
Unrecognized loss on cash flow hedges	—	—	—	—	—	—	(99)	—	(99)
Reclassification adjustment for losses included in net income (interest expense)	—	—	—	—	—	—	933	—	933
Net income	—	—	—	—	—	5,211	—	—	5,211
Dividends to common stockholders ($0.4225 per share)	—	—	—	—	—	—	—	(9,693)	(9,693)
Balance at September 30, 2020	—	$—	23,407,498	$234	$526,636	$31,391	$(13,135)	$(135,505)	$409,621

Balance at December 31, 2019	—	$—	21,410,578	$214	$447,916	$17,554	$(4,808)	$(107,465)	$353,411
Issuance of common stock, net of issuance costs	—	—	1,726,384	17	75,365	—	—	—	75,382
Stock-based compensation	—	—	270,536	3	3,355	—	—	—	3,358
Unrecognized loss on cash flow hedges	—	—	—	—	—	—	(10,292)	—	(10,292)
Reclassification adjustment for gain included in net income (interest expense)	—	—	—	—	—	—	1,965	—	1,965
Net income	—	—	—	—	—	13,837	—	—	13,837
Dividends to common stockholders ($1.2600 per share)	—	—	—	—	—	—	—	(28,040)	(28,040)
Balance at September 30, 2020	—	$—	23,407,498	$234	$526,636	$31,391	$(13,135)	$(135,505)	$409,621

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$16,379	$13,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,576	18,473
Other amortization	616	(21)
Stock-based compensation	5,168	3,358
Straight-line rent receivable	(2,713)	(2,518)
Loss on sale of real estate	—	313
Deferred income tax expense	104	40
Changes in operating assets and liabilities:
Other assets	(1,455)	137
Accounts payable and accrued liabilities	(32)	1,420
Other liabilities	710	764
Net cash provided by operating activities	41,353	35,803

INVESTING ACTIVITIES
Acquisitions of real estate	(78,221)	(58,945)
Proceeds from sale of real estate	—	248
Acquisition and funding of notes receivable	(13,350)	(1,902)
Proceeds from the repayment of notes receivable	2,978	7,760
Capital expenditures on existing real estate properties	(4,538)	(4,706)
Net cash used in investing activities	(93,131)	(57,545)

FINANCING ACTIVITIES
Net repayments on revolving credit facility	(29,000)	(15,000)
Term loan borrowings	125,000	—
Term loan repayments	(50,000)	—
Mortgage note repayments	(85)	(80)
Dividends paid	(31,538)	(28,040)
Proceeds from issuance of common stock	38,425	75,516
Equity issuance costs	(173)	(179)
Debt issuance costs	(1,646)	—
Net cash provided by financing activities	50,983	32,217
(Decrease) increase in cash and cash equivalents and restricted cash	(795)	10,475
Cash and cash equivalents and restricted cash, beginning of period	2,892	2,023
Cash and cash equivalents and restricted cash, end of period	$2,097	$12,498

Supplemental Cash Flow Information:
Interest paid	$7,339	$6,223
Invoices accrued for construction, tenant improvement and other capitalized costs	$1,071	$663
Reclassification of registration statement costs incurred in prior year to equity issuance costs	$256	$150
Increase (decrease) in fair value of cash flow hedges	$304	$(10,292)
Income taxes paid	$25	$40
See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Business Overview
Community Healthcare Trust Incorporated (the ‘‘Company’’, ‘‘we’’, ‘‘our’’) was organized in the State of Maryland on March 28, 2014. The Company is a fully-integrated healthcare real estate company that owns and acquires real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers. As of September 30, 2021, the Company had investments of approximately $824.4 million in 151 real estate properties (including a portion of one property accounted for as a financing lease with a gross amount totaling approximately $3.0 million and one property classified as held for sale with a gross amount totaling approximately $1.1 million (See Note 10)). The properties are located in 33 states, totaling approximately 3.3 million square feet in the aggregate and were approximately 89.3% leased at September 30, 2021 with a weighted average remaining lease term of approximately 8.0 years. Any references to square footage, property count, or occupancy percentages, and any amounts derived from these values in these notes to the condensed consolidated financial statements, are outside the scope of our independent registered public accounting firm's review.

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

As a result of the pandemic, the Company entered into deferral agreements with 18 tenants, with deferrals representing less than one percent of our annualized rent in the aggregate. Amounts due under the deferral agreements were generally repaid during 2020, however, at September 30, 2021, there was approximately $17,000 remaining to be billed and paid during the fourth quarter of 2021.

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

Reclassifications
For the three and nine months ended September 30, 2020, the Company reclassified $20,000 and $40,000, respectively, of deferred income taxes from General and administrative expense to Deferred income tax expense on the Condensed Consolidated Statements of Income to conform to the current period presentation.

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

	Balance as of September 30,
(Dollars in thousands)	2021	2020
Cash and cash equivalents	$1,641	$12,158
Restricted cash	456	340
Cash, cash equivalents and restricted cash	$2,097	$12,498

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

Notes to Condensed Consolidated Financial Statements - Continued
Note 2. Real Estate Properties

As of September 30, 2021, we had investments of approximately $824.4 million in 151 real estate properties (including a portion of one property accounted for as a financing lease with a gross amount totaling approximately $3.0 million and one property classified as held for sale with a gross amount totaling approximately $1.1 million). The Company's investments are diversified by property type, geographic location, and tenant as shown in the following tables:

Property Type	# of Properties	Gross Investment (in thousands)
Medical Office Building	59	$278,759
Acute Inpatient Behavioral	5	130,275
Inpatient Rehabilitation Facilities	6	127,676
Specialty Centers	34	106,150
Physician Clinics	28	81,241
Surgical Centers and Hospitals	10	54,351
Behavioral Specialty Facilities	8	30,971
Long-term Acute Care Hospitals	1	14,937
Total	151	$824,360

State	# of Properties	Gross Investment (in thousands)
Texas	15	$135,519
Illinois	16	119,733
Ohio	19	68,051
Florida	14	65,662
Massachusetts	2	35,298
All Others	85	400,097
Total	151	$824,360

Primary Tenant	# of Properties	Gross Investment (in thousands)
US Healthvest	3	$77,963
Everest Rehabilitation	3	57,100
Genesis Care	9	33,190
All Others	136	656,107
Total	151	$824,360

Notes to Condensed Consolidated Financial Statements - Continued
Note 3. Real Estate Leases

Lessor Accounting
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

Future minimum lease payments under the non-cancelable operating leases due to the Company for the years ending December 31, as of September 30, 2021, are as follows (in thousands):

2021 (three months ending December 31)	$18,931
2022	73,837
2023	69,353
2024	64,759
2025	59,505
2026 and thereafter	380,747
$667,132

Rental income is recognized as earned over the life of the lease agreement on a straight-line basis when collection of rental payments over the term of the lease is probable. Straight-line rent included in rental income was approximately $0.9 million and $0.9 million, respectively, for the three months ended September 30, 2021 and 2020, and was approximately $2.7 million and $2.5 million, respectively, for the nine months ended September 30, 2021 and 2020.

Lessee Accounting
At September 30, 2021, the Company was obligated, as the lessee, under five non-prepaid ground leases with expiration dates, including renewal options, through 2085. Any rental increases related to the Company's ground leases are generally either stated or based on the Consumer Price Index. The Company's future lease payments under these non-prepaid ground leases were as follows:

(in thousands)	Operating	Financing
2021 (three months ending December 31)	$6	$31
2022	42	125
2023	43	125
2024	44	138
2025	44	138
2026 and thereafter	1,250	5,621
Total undiscounted lease payments	1,429	6,178
Discount	(633)	(3,205)
Lease liabilities	$796	$2,973

Notes to Condensed Consolidated Financial Statements - Continued
Note 4. Real Estate Acquisitions and Dispositions

2021 Real Estate Acquisitions
During the third quarter of 2021, the Company acquired two real estate properties. Upon acquisition, the properties were 100% leased in the aggregate with lease expirations through 2026. Amounts reflected in revenues and net income for these properties for the nine months ended September 30, 2021 were approximately $0.2 million and $45,000, respectively, and transaction costs totaling approximately $0.2 million were capitalized relating to these property acquisitions.

During the second quarter of 2021, the Company acquired two real estate properties. Upon acquisition, the properties were approximately 89.6% leased in the aggregate with lease expirations through 2028. Amounts reflected in revenues and net income for these properties for the nine months ended September 30, 2021 were approximately $0.6 million and $11,000, respectively, and transaction costs totaling approximately $0.2 million were capitalized relating to these property acquisitions. The Company assumed a ground lease on the medical office building in Pittsburgh, PA. The ground lease will be accounted for as a financing lease, and the Company recorded a $1.9 million right-of-use asset, included in Other assets, net, and a $3.0 million lease liability, included in Other liabilities, net on the Condensed Consolidated Balance Sheet. Payments due under the ground lease are reimbursable by the tenants. The ground lease expires on December 31, 2085, including three renewal options.

During the first quarter of 2021, the Company acquired six real estate properties. Upon acquisition, the properties were 100% leased in the aggregate with lease expirations through 2036. Amounts reflected in revenues and net income for these properties for the nine months ended September 30, 2021 were approximately $4.0 million and $2.6 million, respectively, and transaction costs totaling approximately $0.3 million were capitalized relating to these property acquisitions. Concurrent with the acquisitions, the Company entered into term and revolver loans with the tenant on two of these properties. See Note 10 for more details on these loans.

Location	Property Type (1)	Date Acquired	Purchase Price	Cash Consideration	Real Estate	Other	Square Footage
			(000's)	(000's)	(000's)	(000's)
Brenham, TX	PC	01/19/21	$5,029	$5,034	$5,072	$(38)	37,354
Lexington, VA	PC	01/25/21	3,101	3,142	3,164	(22)	15,820
Toledo, OH	BSF	02/05/21	4,825	4,893	4,893	—	13,290
Hudson, OH	BSF	02/05/21	4,825	4,892	4,892	—	13,290
Oklahoma City, OK	IRF	03/01/21	21,000	21,025	21,025	—	39,637
Keller, TX	IRF	03/01/21	21,000	21,021	21,021	—	39,761
Cincinnati, OH	MOB	04/14/21	4,167	3,494	4,336	(842)	43,599
Pittsburgh, PA	MOB	06/10/21	5,347	5,420	6,556	(1,136)	34,077
Houston, TX	MOB	07/21/21	3,737	3,732	3,755	(23)	14,360
Belcamp, MD	MOB	08/31/21	5,538	5,568	5,698	(130)	23,388
			$78,569	$78,221	$80,412	$(2,191)	274,576

(1) PC - Physician Clinic; BSF - Behavioral Specialty Facility; IRF - Inpatient Rehabilitation Facility; MOB - Medical Office Building

Notes to Condensed Consolidated Financial Statements - Continued
The following table summarizes the relative fair values of the assets acquired and liabilities assumed in the property acquisitions for the nine months ended September 30, 2021.

	Relative Fair Value	Estimated Useful Life
	(in thousands)	(in years)
Land and land improvements	$11,431	12.3
Building and building improvements	62,350	42.2
Intangibles:
At-market lease intangibles	6,631	4.1
Above-market lease intangibles	69	4.0
Below-market lease intangibles	(156)	4.5
Total intangibles	6,544
Accounts receivable and other assets acquired	51
Financing right-of-use lease asset assumed	1,898
Financing lease liability assumed	(2,971)
Accounts payable, accrued liabilities and other liabilities assumed	(872)
Prorated rent, interest and operating expense reimbursement amounts collected	(210)
Total cash consideration	$78,221

Asset Held for Sale
Pursuant to the exercise of a purchase option by a tenant, the Company entered into a sales contract to dispose of a medical office building in Haleyville, Alabama during the first quarter of 2021. Assets held for sale totaling approximately $1.0 million are included in Other assets, net and Liabilities held for sale totaling $35,000 are included in Other liabilities, net on the Condensed Consolidated Balance Sheet as of September 30, 2021.

Note 5. Debt, net

The table below details the Company's debt as of September 30, 2021 and December 31, 2020.

	Balance as of
(Dollars in thousands)	September 30, 2021	December 31, 2020	Maturity Dates

Revolving Credit Facility	$4,000	$33,000	3/26
A-1 Term Loan, net	—	49,908	n/a
A-2 Term Loan, net	49,791	49,828	3/24
A-3 Term Loan, net	74,457	74,524	3/26
A-4 Term Loan, net	124,267	—	3/28
Mortgage Note Payable, net	5,045	5,114	5/24
	$257,560	$212,374

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

Amounts outstanding under the Revolving Credit Facility, as amended, bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 1.25% to 1.90% or (ii) a base rate plus 0.25% to 0.90% in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.20% of the amount of the unused portion of the Revolving Credit Facility if amounts borrowed are greater than 33.3% of the borrowing capacity under the Revolving Credit Facility and 0.25% of the unused portion of the Revolving Credit Facility if amounts borrowed are less than or equal to 33.3% of the borrowing capacity under the Revolving Credit Facility. The Company had $4.0 million outstanding under the Revolving Credit Facility and had a borrowing capacity remaining of $146.0 million at September 30, 2021.

Amounts outstanding under the Term Loans, as amended, bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 1.45% to 2.30% or (ii) a base rate plus 0.45% to 1.30%, in each case, depending upon the Company’s leverage ratio. The Company has entered into interest rate swaps to fix the interest rates on the Term Loans. See Note 6 for more details on the interest rate swaps. At September 30, 2021, the Company had $250.0 million outstanding under the Term Loans which had a fixed weighted average interest rate under the swaps of approximately 3.95%.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. The Company was in compliance with its financial covenants under its Credit Facility as of September 30, 2021.

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

As of September 30, 2021, the Company had fourteen outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk for notional amounts totaling $250.0 million, including four forward-starting interest rate swaps for notional amounts totaling $50.0 million, which will not become effective until March 31, 2022.

Tabular Disclosure of Fair Value of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020.

	Asset Derivatives Fair Value at			Liability Derivatives Fair Value at
(Dollars in thousands)	September 30, 2021	December 31, 2020	Balance Sheet Classification	September 30, 2021	December 31, 2020	Balance Sheet Classification
Interest rate swaps	$—	$—	Other assets, net	$8,269	$11,846	Other liabilities, net

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss ("AOCI") and are subsequently reclassified to interest expense in the period that the hedged forecasted transaction affects earnings.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s Term Loans. During the next twelve months, the Company estimates that an additional $4.3 million will be reclassified from AOCI as an increase to interest expense.

Tabular Disclosure of the Effect of Fair Value and Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Amount of unrealized gain (loss) recognized in OCI on derivatives	$289	$(99)	$304	$(10,292)
Amount of loss reclassified from AOCI into interest expense	$1,181	$933	$3,273	$1,965
Total interest expense presented in the Condensed Consolidated Statements of Income in which the effects of the cash flow hedges are recorded	$2,788	$2,064	$7,753	$6,496

Notes to Condensed Consolidated Financial Statements - Continued
Tabular Disclosures of Offsetting Derivatives
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of September 30, 2021 and December 31, 2020. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Condensed Consolidated Balance Sheets.

Offsetting of Derivative Assets (as of September 30, 2021)
Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$—	$—	$—	$—	$—	$—

Offsetting of Derivative Liabilities (as of September 30, 2021)
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$(8,269)	$—	$(8,269)	$—	$—	$(8,269)

Offsetting of Derivative Assets (as of December 31, 2020)
Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$—	$—	$—	$—	$—	$—

Offsetting of Derivative Liabilities (as of December 31, 2020)
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$(11,846)	$—	$(11,846)	$—	$—	$(11,846)

Credit-risk-related Contingent Features
As of September 30, 2021, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $8.5 million. As of September 30, 2021, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of approximately $8.5 million at September 30, 2021.

Notes to Condensed Consolidated Financial Statements - Continued
Note 7. Stockholders’ Equity

Common Stock
The following table provides a reconciliation of the beginning and ending common stock balances for the nine months ended September 30, 2021 and for the year ended December 31, 2020:

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
Balance, beginning of period	23,888,090	21,410,578
Issuance of common stock	822,452	2,206,976
Restricted stock-based awards	273,106	270,536
Restricted stock forfeited	(1,361)	—
Balance, end of period	24,982,287	23,888,090

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

The Company's activity under the ATM Program for the three and nine months ended September 30, 2021 is detailed in the table below. As of September 30, 2021, the Company had approximately $101.0 million remaining that may be issued under the ATM Program.

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Shares issued	139,216	822,452
Net proceeds received (in millions)	$6.6	$38.4
Average gross sales price per share	$48.63	$47.68

Notes to Condensed Consolidated Financial Statements - Continued
Note 8. Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share for the three and nine months ended September 30, 2021 and 2020, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2021	2020	2021	2020
Net income	$5,354	$5,211	$16,379	$13,837
Participating securities' share in earnings	(612)	(491)	(1,697)	(1,346)
Net income, less participating securities' share in earnings	$4,742	$4,720	$14,682	$12,491

Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	24,826	22,965	24,448	22,330
Unvested restricted shares	(1,354)	(1,099)	(1,287)	(1,040)
Weighted average Common Shares outstanding–Basic	23,472	21,866	23,161	21,290
Dilutive potential common shares	—	—	—	—
Weighted average Common Shares outstanding –Diluted	23,472	21,866	23,161	21,290

Basic Net Income per Common Share	$0.20	$0.22	$0.63	$0.59

Diluted Net Income per Common Share	$0.20	$0.22	$0.63	$0.59

Note 9. Incentive Plan

A summary of the activity under the Company's 2014 Incentive Plan, as amended, for the three and nine months ended September 30, 2021 and 2020 is included in the table below, as well as compensation expense recognized from the amortization of the value of shares over the applicable vesting periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Stock-based awards, beginning of period	1,259,841	1,020,000	1,164,518	909,892
Stock in lieu of compensation	45,966	36,349	96,021	92,104
Stock awards	111,541	108,169	177,085	178,432
Total stock granted	157,507	144,518	273,106	270,536
Vested shares	(130)	—	(20,406)	(15,910)
Forfeited shares	(1,361)	—	(1,361)	—
Stock-based awards, end of period	1,415,857	1,164,518	1,415,857	1,164,518
Amortization expense	$2,004	$1,284	$5,168	$3,373

Notes to Condensed Consolidated Financial Statements - Continued
Note 10. Other Assets, net

Other assets, net on the Company's Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 are detailed in the table below.

	Balance as of
(Dollars in thousands)	September 30, 2021	December 31, 2020
Notes receivable	$26,000	$15,010
Accounts and interest receivable	2,148	1,675
Straight-line rent receivable	11,116	8,682
Prepaid assets	878	600
Deferred financing costs, net	949	479
Leasing commissions, net	1,250	1,134
Deferred tax assets, net	410	515
Above-market lease intangible assets, net	575	617
Sales-type lessor receivable	3,028	3,016
Financing right-of-use asset	1,882	—
Assets held for sale	1,023	—
Operating lease right-of-use assets	817	821
Other	461	501
	$50,537	$33,050

The Company's notes receivable mainly included:

•At September 30, 2021 and December 31, 2020, notes receivable included a $13.0 million and $15.0 million, respectively, term loan, secured by all assets and ownership interests in seven long-term acute care hospitals and one inpatient rehabilitation hospital owned by the borrower. The term loan will be repaid in equal monthly installments of $250,000 through the maturity date of December 31, 2025 and bears interest at 9% per annum.

•At September 30, 2021, notes receivable included a $6.0 million term loan and a $7.0 million revolving credit facility, secured by assets and ownership interests of six geriatric behavioral hospitals and affiliated companies all of which are co-borrowers on the loans. The term loan bears interest at 9% per annum, with interest only payments due for the first year and then equal monthly installments of principal payments due beginning June 30, 2022. The term loan facility matures on July 1, 2027. The revolving credit facility bears interest at 9% per annum and matures on December 31, 2025. These notes were amended during the second and third quarters of 2021 which resulted in increasing the revolving credit facility commitment from $4.0 million to $7.0 million and then reducing the commitment to $4.0 million by July 1, 2022, extending the first installment payment on the term loan by one quarter, and adding additional fees due on the loans upon repayment. In addition, the Company has committed to fund, at the Company’s discretion, additional amounts, up to $5.0 million with interest at 9% per annum on any amount funded, that may be used by the borrower to pay existing liabilities of co-borrowers. The term loan, the revolving credit facility and the additional commitment all include 3% non-cash interest that is due and payable upon the earlier of the repayment or maturity of each note.

The Company identified the borrowers of these notes as variable interest entities ("VIEs"), but management determined that the Company was not the primary beneficiary of the VIEs because we lack either directly or through related parties any material impact in the activities that impact the borrowers' economic performance. We are not obligated to provide support beyond our stated commitment to the borrowers, and accordingly our maximum

Notes to Condensed Consolidated Financial Statements - Continued
exposure to loss as a result of this relationship is limited to the amount of our outstanding notes receivable. The VIEs that we have identified at September 30, 2021 are summarized in the table below.

Classification	Carrying Amount (in thousands)	Maximum Exposure to Loss (in thousands)
Note receivable	$13,000	$13,000
Note receivable	$7,000	$7,000
Note receivable	$6,000	$6,000

Note 11. Other Liabilities, net

Other liabilities, net on the Company's Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 are detailed in the table below.

	Balance as of
(Dollars in thousands)	September 30, 2021	December 31, 2020
Prepaid rent	$3,745	$2,596
Security deposits	4,413	4,141
Below-market lease intangibles, net	639	613
Fair value of derivatives	8,269	11,846
Financing lease liability	2,973	—
Operating lease liability	796	793
Liabilities held for sale	35	—
Other	581	380
	$21,451	$20,369

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

Notes to Condensed Consolidated Financial Statements - Continued

The table below details the fair values and carrying values for our notes receivable, interest rate swaps, and mortgage note payable at September 30, 2021 and December 31, 2020, using level 2 inputs.

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable	$26,000	$26,208	$15,010	$15,010
Interest rate swap liability	$8,269	$8,269	$11,846	$11,846
Mortgage note payable	$5,096	$5,278	$5,180	$5,432

Note 13. Subsequent Events

Dividend Declared
On October 28, 2021, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.4350 per share. The dividend is payable on November 26, 2021 to stockholders of record on November 12, 2021.

Real Estate Acquisition
Subsequent to September 30, 2021, the Company acquired a 27,000 square foot medical office building for a purchase price and cash consideration of approximately $3.5 million. The property was 83.4% leased with lease expirations through 2030 at acquisition and was funded with cash on hand and proceeds from the Company's Revolving Credit Facility.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Real estate acquisitions
During the first nine months of 2021, the Company acquired ten real estate properties totaling approximately 275,000 square feet for an aggregate purchase price of approximately $78.6 million and cash consideration of approximately $78.2 million. Upon acquisition, the properties were approximately 98.8% leased in the aggregate with lease expirations through 2036. The Company also entered into a term loan and a revolver loan with balances at September 30, 2021 of $6.0 million and $7.0 million, respectively, with the tenant on two of these properties. These acquisitions were funded with cash on hand, proceeds from the Company's ATM Program, and proceeds from the Company's Revolving Credit Facility. See Note 4 to the Condensed Consolidated Financial Statements for more details on these acquisitions.

Subsequent to September 30, 2021, the Company acquired a 27,000 square foot medical office building for a purchase price and cash consideration of approximately $3.5 million. The property was 83.4% leased with lease expirations through 2030 at acquisition and was funded with cash on hand and proceeds from the Company's Revolving Credit Facility.

Acquisition Pipeline
The Company has three properties under definitive purchase agreements for an expected aggregate purchase price of approximately $12.2 million. The Company expects to close on these properties during the fourth quarter of 2021; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close. The Company expects to fund these acquisitions with cash on hand, proceeds from the Company's ATM Program, or proceeds from the Company's Revolving Credit Facility.

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

Asset Held for Sale
Pursuant to the exercise of a purchase option by a tenant, the Company entered into a sales contract to dispose of a medical office building in Haleyville, Alabama during the first quarter of 2021. The Company expects to close on this transaction in the fourth quarter of 2021 and expects to recognize a gain on the sale. Assets held for sale totaling approximately $1.0 million are included in Other assets, net and Liabilities held for sale totaling $35,000 are included in Other liabilities, net on the Condensed Consolidated Balance Sheet as of September 30, 2021.

Leased square footage
As of September 30, 2021, our real estate portfolio was approximately 89.3% leased. During the first nine months of 2021, we had expiring or terminated leases related to approximately 143,000 square feet, and we leased or renewed leases relating to approximately 248,000 square feet.

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
During 2020, as a result of the pandemic, the Company entered into deferral agreements with 18 tenants, with deferrals representing less than one percent of our annualized rent in the aggregate. Amounts due under the deferral agreements were generally repaid during 2020, however, at September 30, 2021, there was approximately $17,000 remaining to be billed and paid during the fourth quarter of 2021.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Seasonality
We do not expect our business to be subject to material seasonal fluctuations.

New Accounting Pronouncements
See Note 1 to the Company’s Condensed Consolidated Financial Statements accompanying this report for information on new accounting standards recently adopted and not yet adopted.

Results of Operations
The Company's results of operations for the three and nine months ended September 30, 2021 compared to the same periods in 2020 have most significantly been impacted by its real estate acquisitions. As of September 30, 2021 and 2020, the Company had investments in real estate properties totaling approximately $824.4 million (including a portion of one property accounted for as a financing lease with a gross amount totaling approximately $3.0 million and one property classified as held for sale with a gross amount totaling approximately $1.1 million) and $667.3 million, respectively.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
The table below shows our results of operations for the three months ended September 30, 2021 compared to the same period in 2020 and the effect of changes in those results from period to period on our net income.

	Three Months Ended September 30,		Increase (decrease) to Net income
(dollars in thousands)	2021	2020	$	%
REVENUES
Rental income	$22,447	$18,939	$3,508	18.5%
Other operating interest	807	405	402	99.3%
	23,254	19,344	3,910	20.2%
EXPENSES
Property operating	4,051	3,563	(488)	(13.7)%
General and administrative	3,206	2,191	(1,015)	(46.3)%
Depreciation and amortization	7,812	6,295	(1,517)	(24.1)%
	15,069	12,049	(3,020)	(25.1)%

INCOME BEFORE INCOME TAXES AND OTHER ITEMS	8,185	7,295	890	12.2%
Interest expense	(2,788)	(2,064)	(724)	(35.1)%
Deferred income tax expense	(45)	(20)	(25)	125.0%
Interest and other income	2	—	2	n/m
NET INCOME	$5,354	$5,211	$143	2.7%
n/m-not meaningful

Revenues
Revenues increased approximately $3.9 million, or 20.2%, for the three months ended September 30, 2021 compared to the same period in 2020 mainly due to acquisitions of real estate and interest on the issuance of new notes receivable.

Expenses
Property operating expenses increased approximately $0.5 million, or 13.7%, for the three months ended September 30, 2021 compared to the same period in 2020 mainly due to acquisitions of real estate.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
General and administrative expenses increased approximately $1.0 million, or 46.3%, for the three months ended September 30, 2021 compared to the same period in 2020 due mainly to compensation-related expenses related to new employees and annual salary increases and stock issuances totaling approximately $0.9 million, including the non-cash amortization of non-vested restricted common shares of approximately $0.7 million which includes $0.2 million of accelerated amortization due to the elimination of a position and employee terminations in the third quarter of 2021.

Depreciation and amortization expense increased approximately $1.5 million, or 24.1%, for the three months ended September 30, 2021 compared to the same period in 2020. Acquisitions accounted for an increase of approximately $1.6 million, offset by a decrease of approximately $0.3 million in amortization due to fully amortized real estate lease intangibles which generally have a shorter depreciable life than a building. The remaining increase is generally due to the depreciation of building and tenant improvements.

Interest expense
Interest expense increased approximately $0.7 million, or 35.1%, for the three months ended September 30, 2021 compared to the same period in 2020 due mainly to the refinancing of the Credit Facility in March 2021 as discussed in Note 5 to the Condensed Consolidated Financial Statements.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
The table below shows our results of operations for the nine months ended September 30, 2021 compared to the same period in 2020 and the effect of changes in those results from period to period on our net income.

	Nine Months Ended September 30,		Increase (decrease) to Net income
(dollars in thousands)	2021	2020	$	%
REVENUES
Rental income	$65,233	$54,197	$11,036	20.4%
Other operating interest	2,104	1,363	741	54.4%
	67,337	55,560	11,777	21.2%
EXPENSES
Property operating	11,623	10,129	(1,494)	(14.7)%
General and administrative	8,958	6,282	(2,676)	(42.6)%
Depreciation and amortization	22,576	18,473	(4,103)	(22.2)%
	43,157	34,884	(8,273)	(23.7)%

INCOME BEFORE INCOME TAXES AND OTHER ITEMS	24,180	20,676	3,504	16.9%
Loss on sale of real estate	—	(313)	313	100.0%
Interest expense	(7,753)	(6,496)	(1,257)	(19.4)%
Deferred income tax expense	(104)	(40)	(64)	(160.0)%
Interest and other income	56	10	46	(460.0)%
NET INCOME	$16,379	$13,837	$2,542	18.4%

Revenues
Revenues increased approximately $11.8 million, or 21.2%, for the nine months ended September 30, 2021 compared to the same period in 2020 mainly due to acquisitions of real estate and interest on the issuance of new notes receivable.

Expenses

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Property operating expenses increased approximately $1.5 million, or 14.7%, for the nine months ended September 30, 2021 compared to the same period in 2020 mainly due to acquisitions of real estate.

General and administrative expenses increased approximately $2.7 million, or 42.6%, for the nine months ended September 30, 2021 compared to the same period in 2020 due mainly to compensation-related expenses related to new employees and annual salary increases and stock issuances totaling approximately $2.5 million, including the non-cash amortization of non-vested restricted common shares of approximately $1.8 million which includes $0.2 million of accelerated amortization due to the elimination of a position and employee terminations in the third quarter of 2021.

Depreciation and amortization expense increased approximately $4.1 million, or 22.2%, for the nine months ended September 30, 2021 compared to the same period in 2020. Acquisitions accounted for an increase of approximately $4.8 million, offset by a decrease of approximately $1.1 million in amortization due to fully amortized real estate lease intangibles which generally have a shorter depreciable life than a building. The remaining increase is generally due to the depreciation of building and tenant improvements.

Loss on sale of real estate
During the second quarter of 2020, the Company sold a land parcel related to one of its properties for approximately
$0.3 million and recognized a loss on sale of approximately $0.3 million.

Interest expense
Interest expense increased approximately $1.3 million, or 19.4%, for the nine months ended September 30, 2021 compared to the same period in 2020 due to the refinancing of the Credit Facility in March 2021 as discussed in Note 5 to the Condensed Consolidated Financial Statements.

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

Funds from Operations ("FFO") and Adjusted Funds from Operations ("AFFO")
FFO and FFO per share are operating performance measures adopted by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”). NAREIT defines FFO as the most commonly accepted and reported measure of a REIT’s operating performance equal to net income (calculated in accordance with GAAP), excluding gains or

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
losses from the sale of certain real estate assets, gains and losses from change in control, impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity, plus depreciation and amortization related to real estate properties, and after adjustments for unconsolidated partnerships and joint ventures. NAREIT also provides REITs with an option to exclude gains, losses and impairments of assets that are incidental to the main business of the REIT from the calculation of FFO.

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

The table below reconciles net income to FFO and AFFO for the three months ended September 30, 2021 compared to the same period in 2020.

	Three Months Ended September 30,
(In thousands, excepts per share amounts)	2021	2020
Net income	$5,354	$5,211
Real estate depreciation and amortization	7,871	6,387
FFO	$13,225	$11,598
Straight-line rent	(895)	(914)
Stock-based compensation	2,004	1,284
AFFO	$14,334	$11,968
FFO per diluted common share	$0.55	$0.52
AFFO per diluted common share	$0.59	$0.53
Weighted average common shares outstanding - diluted (1)	24,220	22,468
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

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

The table below reconciles net income to NOI for the three months ended September 30, 2021 compared to the same period in 2020.

	Three Months Ended September 30,
(In thousands)	2021	2020
Net income	$5,354	$5,211
General and administrative	3,206	2,191
Depreciation and amortization	7,812	6,295
Interest expense	2,788	2,064
Deferred income tax expense	45	20
NOI	$19,205	$15,781

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

The table below reconciles net income to EBITDAre and Adjusted EBITDAre for the three months ended September 30, 2021 compared to the same period in 2020.

	Three Months Ended September 30,
(In thousands)	2021	2020
Net income	$5,354	$5,211
Interest expense	2,788	2,064
Depreciation and amortization	7,812	6,295
Deferred income tax expense	45	20
EBITDAre	$15,999	$13,590
Non-cash stock-based compensation expense	2,004	1,284
Adjusted EBITDAre	$18,003	$14,874

Liquidity and Capital Resources
The Company monitors its liquidity and capital resources and relies on several key indicators in its assessment of capital markets for financing acquisitions and other operating activities as needed, including the following:

•Leverage ratios and financial covenants included in our Credit Facility;

•Dividend payout percentage; and

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

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

The Company's Credit Facility, as amended, provides for a $150.0 million Revolving Credit Facility that matures on March 19, 2026 and includes one 12-month option to extend the maturity date, and $250.0 million in Term Loans, as well as an accordion feature which allows borrowings up to a total of $600.0 million, including the ability to add and fund additional term loans. Note 5 to the Condensed Consolidated Financial Statements provides more details on the Company's Credit Facility. At September 30, 2021, the Company had borrowing capacity remaining under the Revolving Credit Facility of approximately $146.0 million.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. Also, the Company’s current financing policy prohibits aggregate debt (secured or unsecured) in excess of 40% of the Company's total capitalization, except for short-term, transitory periods. At September 30, 2021, our debt to total capitalization ratio (debt plus stockholders' equity plus accumulated depreciation) was approximately 30.5%. The Company was in compliance with its financial covenants under its Credit Facility as of September 30, 2021.

The Company also had outstanding at September 30, 2021, a $5.1 million mortgage note payable, secured by one of its properties, with a maturity date in 2024 and a fixed interest rate of 4.98%.

Subsequent Acquisitions
Subsequent to September 30, 2021, the Company acquired a 27,000 square foot medical office building for a purchase price and cash consideration of approximately $3.5 million. The property was 83.4% leased with lease expirations through 2030 at acquisition and was funded with cash on hand and proceeds from the Company's Revolving Credit Facility.

Acquisition Pipeline
The Company has three properties under definitive purchase agreements for an expected aggregate purchase price of approximately $12.2 million. The Company expects to close on these properties during the fourth quarter of 2021; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close. The Company expects to fund these acquisitions with cash on hand, proceeds from the Company's ATM Program, or proceeds from the Company's Revolving Credit Facility.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
The Company also has four properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $94.0 million. The Company's expected returns on these investments are approximately 10.25%. The Company anticipates closing on these properties from the first quarter of 2022 through the second quarter of 2023; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

Asset Held for Sale
Pursuant to the exercise of a purchase option by a tenant, the Company entered into a sales contract to dispose of a medical office building in Haleyville, Alabama during the first quarter of 2021. The Company expects to close on this transaction in the fourth quarter of 2021 and expects to recognize a gain on the sale. Assets held for sale totaling approximately $1.0 million are included in Other assets, net and Liabilities held for sale totaling $35,000 are included in Other liabilities, net on the Condensed Consolidated Balance Sheet as of September 30, 2021.

Other Contractual Obligations
Subject to Company approval, we may fund or reimburse tenants for tenant improvements, which are allowed for in certain leases, of up to approximately $7.7 million as of September 30, 2021.

The Company has also entered into contracts regarding certain capital expenditures totaling approximately $1.8 million as of September 30, 2021. Reimbursement of these expenditures by our tenants will be determined by each tenant's lease.

The Company has ground lease obligations relating to five properties, with total obligations of approximately $7.6 million with maturities through 2085, including renewals.

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

Operating Activities
Cash flows provided by operating activities for the nine months ended September 30, 2021 and 2020 were approximately $41.4 million and $35.8 million, respectively. Cash flows provided by operating activities were generally provided by contractual rents, net of expenses, on our real estate property portfolio.

Investing Activities
Cash flows used in investing activities for the nine months ended September 30, 2021 and 2020 were approximately $93.1 million and $57.5 million, respectively. During the nine months ended September 30, 2021, the Company invested in 10 properties for an aggregate cash consideration of approximately $78.2 million and funded notes totaling approximately $13.4 million. Also, during the nine months ended September 30, 2021, the Company received payments on its notes totaling $3.0 million and funded capital expenditures on its existing portfolio totaling approximately $4.5 million.

During the nine months ended September 30, 2020, the Company invested in 13 properties for an aggregate cash consideration of approximately $58.9 million and acquired a $2.5 million note receivable for $1.9 million. Also, during the nine months ended September 30, 2020, the Company received payments on its notes receivable totaling $7.8 million and funded capital expenditures on its existing portfolio totaling approximately $4.7 million.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Financing Activities
Cash flows provided by financing activities for the nine months ended September 30, 2021 and 2020 were approximately $51.0 million and $32.2 million, respectively. During the nine months ended September 30, 2021, the Company repaid $29.0 million under its Credit Facility, entered into an amended and restated credit facility in which the Company entered into a 7-year term loan facility totaling $125.0 million, repaid a $50.0 million term loan facility, and incurred $1.6 million in additional debt issuance costs. The Company also sold shares under its ATM Program and received proceeds of approximately $38.4 million, and paid dividends totaling $31.5 million.

During the nine months ended September 30, 2020, the Company repaid $15.0 million under its Credit Facility, sold shares under its ATM Program and received proceeds of approximately $75.5 million, and paid dividends totaling $28.0 million.

Security Deposits
As of September 30, 2021, the Company held approximately $4.4 million in security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon the security deposits if there are any defaults under the leases.

Dividends
The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT.

On October 28, 2021, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.4350 per share. The dividend is payable on November 26, 2021 to stockholders of record on November 12, 2021. This rate equates to an annualized dividend of $1.74 per share.

The ability of the Company to pay dividends is dependent upon its ability to generate cash flows and to make accretive new investments.

Corporate Responsibility
The Company is committed to conducting its business according to the highest ethical standards and upholding its corporate responsibilities as a public company operating for the benefit of its stockholders.

The Company’s Board of Directors has adopted a revised Code of Ethics and Business Conduct that not only applies to its directors, officers, and other employees but also extends the Company's expectations that its vendors, service providers, contractors, and consultants will embrace the Company's commitment to integrity and personal responsibility by complying with this Code at all times. The Code of Ethics and Business Conduct includes the Company’s commitment to promote high standards of integrity by conducting its affairs honestly and ethically and to include in its periodic reports or other publicly available documents information and metrics related to internal monitoring, whistleblower, or reporting systems.

The Company’s whistleblower policy prohibits the Company and its affiliates and their officers, employees and agents from discharging, demoting, suspending, threatening, harassing or in any other manner discriminating against any employee for raising a concern. If an employee desires to raise a concern in a confidential or anonymous manner, the concern may be directed to the whistleblower officer at the Company’s whistleblower hotline. During the quarter and nine months ended September 30, 2021, the whistleblower officer received no whistleblower complaints.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We may use certain derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We will not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based on a notional amount of principal. Under the most common form of interest rate swap, known from our perspective as a floating-to-fixed interest rate swap, a series of floating, or variable, rate payments on a notional amount of principal is exchanged for a series of fixed interest rate payments on such notional amount. During the nine months ended September 30, 2021, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Changes In Internal Control Over Financial Reporting
There were no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2021, the Company canceled shares of Company common stock to satisfy employee tax withholding obligations payable upon the vesting of non-vested shares, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares purchased as part of publicly announced plans or programs	Maximum Number of Shares that may yet be purchased under the plans or programs

July 1 - July 31	—	$—	—	—
August 1 - August 31	—	$—	—	—
September 1 - September 30	42	$49.15	—	—
Total	42

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.    EXHIBITS
The exhibits required by Item 601 of Regulation S-K which are filed with this report are listed in the Exhibit Index and are hereby incorporated in by reference.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Corporate Charter of Community Healthcare Trust Incorporated, as amended (1)
3.2	Amended and Restated Bylaws of Community Healthcare Trust Incorporated (2)
10.1 * †	Employment Agreement between Community Healthcare Trust Incorporated and Timothy L. Meyer
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
___________________
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
Date: November 2, 2021

COMMUNITY HEALTHCARE TRUST INCORPORATED

By:	/s/ Timothy G. Wallace
Timothy G. Wallace
Chief Executive Officer and President

By:	/s/ David H. Dupuy
David H. Dupuy
Executive Vice President and Chief Financial Officer