Form 10-K
period 2021-12-31
Community Healthcare Trust Inc
filed 2022-02-15
CIK 1631569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED December 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37401

Community Healthcare Trust Incorporated
(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-5212033
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No ☒

The aggregate market value of the shares of common stock (based upon the closing price of these shares on the New York Stock Exchange, Inc. on June 30, 2021) of the Registrant held by non-affiliates (for purposes of this calculation, all of the Registrant's directors and executive officers are deemed affiliates of the Registrant) on June 30, 2021 was approximately $1.11 billion.

The Registrant had 25,073,210 shares of common stock, $0.01 par value per share, outstanding as of February 10, 2022.

________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. The Registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2021.

COMMUNITY HEALTHCARE TRUST INCORPORATED
FORM 10-K
December 31, 2021

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

•geographic concentrations in Texas, Illinois, and Ohio cause us to be particularly exposed to downturns in these local economies or other changes in local real estate market conditions;

•lack of or insufficient amounts of insurance;

•acts of God, earthquakes, hurricanes, climate change and other natural disasters, acts of war, and acts of terrorism (any of which may result in uninsured losses);

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

COVID-19 Pandemic
The world was, and continues to be, impacted by the novel coronavirus (COVID-19) pandemic. COVID-19 and measures to prevent its spread impacted many healthcare providers, including some of our tenants. During 2020 and 2021, some of them were not seeing patients, others saw a reduced number of elective procedures and/or patient visits, while others experienced limited impact, or even saw improved cash flows from either increases in census or government funding.

As a result of the pandemic, during 2020 and 2021, the Company entered into deferral agreements with 18 tenants, with deferrals representing less than one percent of our annualized rent in the aggregate. All amounts that were due under the deferral agreements have been repaid.

Real Estate Investments
As of December 31, 2021, we had investments of approximately $837.1 million in 153 real estate properties (including a portion of one property accounted for as a financing lease with a gross amount totaling approximately $3.0 million). The properties are located in 33 states, totaling approximately 3.4 million square feet in the aggregate and were approximately 90.0% leased at December 31, 2021 with a weighted average remaining lease term of approximately 7.8 years. The Company’s real estate investments by property type, geographic area, and customer are detailed in Note 2 to the Consolidated Financial Statements. The following table shows the diversification by property types based on annualized rent.

	Number of Properties	Annualized Rent (%)
Medical Office Building (MOB)	61	30.6%
Acute Inpatient Behavioral (AIB)	5	17.1%
Inpatient Rehabilitation Facilities (IRF)	6	16.9%
Specialty Centers (SC)	34	13.2%
Physician Clinics (PC)	28	10.1%
Surgical Centers and Hospitals (SCH)	10	6.0%
Behavioral Specialty Facilities (BSF)	8	4.2%
Long-term Acute Care Hospitals (LTACH)	1	1.9%
Total real estate investments	153	100.0%

Customer Concentrations
The Company's real estate portfolio is leased to a diverse tenant base. For the year ended December 31, 2021, none of our tenants individually accounted for more than 10% of our consolidated revenues. We have no control over the success or failure of our tenants' businesses and, at any time, any of our tenants may experience a downturn in its business that may weaken its financial condition.

Geographic Concentrations
The Company's portfolio is currently located in 33 states with 40.3% of our consolidated revenues for the year ended December 31, 2021 derived from properties located in Texas (17.0%), Illinois (13.2%), and Ohio (10.1%). Such geographic concentrations could expose the Company to certain downturns in the economics of those states or other changes in such states' respective real estate market conditions. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in any of these areas could have an effect on our overall business results. In the event of negative economic or other changes in any of these markets, our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares may be adversely affected. See each of the discussions under Item 1A, "Risk Factors," under the captions "Adverse economic or other conditions in the geographic markets in which we conduct business could negatively affect our occupancy levels and rental rates and have a material adverse effect on our operating results," and "A large percentage of our properties are located in Texas, Illinois, and Ohio, and changes in these markets may materially adversely affect us."

2021 Real Estate Investments
During the year ended December 31, 2021, the Company acquired 13 real estate properties as detailed in Note 4 to the Consolidated Financial Statements. Upon acquisition, the properties were 98.3% leased in the aggregate with lease expirations through 2036.

Human Capital Resource Management
As of December 31, 2021, we had 30 employees. All of our employees work at our corporate office in Franklin, Tennessee. Our employees are not members of any labor union, and we consider our relations with our employees to be excellent.

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

We have a stable, but growing workforce with an average tenure of 3 years and voluntary employee turnover of approximately 3% during the year ended December 31, 2021. At December 31, 2021, 30% of our employees, 22% of our management team, and 20% of our board of directors were female.

We have adopted a Human Capital Support and Development Policy and a Human Rights Policy to support our employees and tenants with a safe and healthy environment. These policies are posted on the Investor Relations tab of the Company’s website (www.chct.reit).

COVID-19 Health and Safety
As a result of the COVID-19 pandemic, we have put into place a number of health and safety measures to enable our employees to work in a safe environment. Beginning in March 2020 through June 2020, we adopted a work-from-home approach for our non-management employees, without significant impact to productivity. We implemented a COVID-19 policy that requires social distancing to the extent possible in accordance with the Centers for Disease Control and Prevention (“CDC”) and local health agency guidelines. At the corporate office we provide cleaning supplies and facial coverings to all employees and visitors who want them to help reduce the potential for disease transmission. We also installed Global Plasma Solutions, Inc. needlepoint bipolar ionization technology in the corporate office to remove pathogens such as mold, viruses (including COVID-19), and bacteria. We have reduced travel to the extent possible. Refer to the discussion in Item 7. Management’s Discussion and Analysis for further information related to the impact of the pandemic on our business.

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

•Attractive and Disciplined Investment Focus.  We focus on healthcare facilities in our target submarkets which are off-market or lightly marketed transactions at purchase prices generally between $3 million and $30 million. We believe there is significantly less competition from existing REITs and institutional buyers for assets in these target submarkets than for comparable urban assets, thereby increasing the potential for more attractive risk-adjusted returns. In addition, we believe that healthcare-related real estate rents and valuations are less susceptible to changes in the general economy than many other types of commercial real estate due to favorable demographic trends and the need-based rise in healthcare expenditures, even during economic downturns.

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

•Experienced Management Team.  Our executive management team has over 25 years of healthcare, real estate and/or public REIT management experience on average. Led by Timothy G. Wallace, our Chairman, Chief Executive Officer and President, David, H. Dupuy, our Executive Vice President and Chief Financial Officer, Leigh Ann Stach, our Executive Vice President and Chief Accounting Officer, and Timothy L. Meyer, our Executive Vice President, Asset Management, our management team has significant experience in acquiring, owning, operating and managing healthcare facilities and providing full service real estate solutions for the healthcare industry. Prior to founding our company, Mr. Wallace was a co-founder and Executive Vice President of Healthcare Realty Trust (NYSE: HR). Between the initial public offering of HR in 1993 and his departure from HR in 2002, Mr. Wallace was integral in helping to grow HR to over $2 billion in assets. Prior to joining the Company, Mr. Dupuy was a Managing Director at SunTrust Robinson Humphrey (Truist Securities) where he led investment banking coverage of healthcare facilities and REITs and held positions in healthcare banking at Bank of America. Ms. Stach has experience in public healthcare REIT accounting and financial reporting. Mr. Meyer has experience in real estate and asset management in public healthcare REITs.

•Growth Oriented Capital Structure. At December 31, 2021, we had $12.0 million outstanding on our revolving credit facility and had $250.0 million outstanding on our term loans under our third amended and restated Credit Agreement, dated as of March 19, 2021, by and among Community Healthcare Trust Incorporated, as borrower, the several banks and financial institutions party thereto as lenders, and Truist Bank, as administrative agent (collectively, our "Credit Facility") with a 30.9% debt-to-total capitalization ratio (debt plus stockholders' equity plus accumulated depreciation). In the future, in addition to equity and debt issuances, we may also use OP units of our operating partnership as currency to acquire additional properties from owners seeking to defer their potential taxable gain and diversify their holdings. We believe that the borrowing capacity under our Credit Facility, combined with our ability to use OP units as acquisition currency, provides us with significant financial flexibility to make opportunistic investments and fund future growth.

•Significant Alignment of Interests.  We have structured the compensation of our board and management team to closely align their interests with the interests of our stockholders. Mr. Wallace and Ms. Stach have elected to take 100% of their total compensation in restricted stock since the Company's initial public offering, or IPO, in May 2015, subject to an eight-year cliff-vesting period. Similarly, Mr. Dupuy and Mr. Meyer, who both joined the Company during 2019, have elected to receive 100% of their total compensation in restricted stock since joining the Company. The Company's board of directors have elected to take 89% of their total compensation in restricted stock since the Company's IPO, subject to a three-year cliff-vesting period. We believe that paying our board and management team with restricted stock that is subject to long-term cliff-vesting periods effectively aligns the interests of our board and management with those of our stockholders, creating significant incentives to maximize returns for our stockholders. In addition, concurrently with the completion of our IPO in May 2015 and our follow-on offering in 2016, Mr. Wallace purchased over $2.6 million in shares of our common stock and certain of our officers and directors purchased an aggregate of $450,000 in shares of our common stock in concurrent private placements in each case at a price per share equal to the price of the shares sold in the IPO or follow-on offering, as applicable. Further, Mr. Wallace purchased 178,213 shares of our common stock under 10b5-1 plans that he had in place in 2016 and 2017, which we believe further aligns management's interests with our stockholders. Finally, each executive officer and director has met stock ownership guidelines that require our executive officers and directors to continuously own an amount of our common stock based on a multiple of such officer's annual base salary or such director's annual retainer, as applicable.

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

Growth Strategy
We intend to continue to grow our portfolio of healthcare properties primarily through acquisitions of healthcare facilities in our target submarkets that provide stable revenue growth and predictable long-term cash flows. We generally focus on individual acquisition opportunities between $3 million and $30 million in off-market or lightly marketed transactions and do not intend to participate in competitive bidding or auctions of properties. We believe that there are abundant opportunities to acquire attractive healthcare properties in our target markets either from third-party owners of existing healthcare facilities or directly with healthcare providers through sale-leaseback transactions. We believe there is significantly less competition from existing REITs and institutional buyers for assets in these target submarkets than for comparable urban assets, thereby increasing the potential for attractive risk-adjusted returns. Furthermore, we may acquire healthcare properties on a non-cash basis in a tax efficient manner through the issuance of OP units as consideration for the transaction.

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

We operate so as to maintain our status as a REIT for federal income tax purposes. As a REIT, we are not subject to corporate federal income tax with respect to taxable income distributed to our stockholders. We have also elected two subsidiaries to be treated as taxable REIT subsidiaries ("TRSs"), which are subject to federal and state income taxes.

Tax Status
We have qualified as a REIT for U.S. federal income tax purposes since 2015, the year we began operations, and we expect that we will remain qualified as a REIT for U.S. federal income tax purposes for the year ending December 31, 2022. Our qualification as a REIT depends upon our ability to meet, on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code of 1986, as amended, or the Code, relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and that our manner of operations will enable us to continue to meet the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes for the year ending December 31, 2022.

As a REIT, we generally will not be subject to U.S. federal income tax on our taxable income that we distribute currently to our stockholders. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute on an annual basis at least 90% of their REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. If we fail to qualify for taxation as a REIT in any taxable year and do not qualify for certain statutory relief provisions, our income for that year will be subject to tax at regular corporate income tax rates, and we would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. Even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to state and local taxes on our income and assets and to U.S. federal income and excise taxes on our undistributed income. Additionally, any income earned by Community Healthcare Trust Services, Inc. and CHCT Holdings, Inc., our TRSs, and any other TRSs that we form or acquire in the future will be fully subject to U.S. federal, state and local corporate income tax. See Government Regulation and Legislative Developments below for a discussion of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”) and Note 15 to the Consolidated Financial Statements for a discussion of the Tax Cuts and Jobs Act ("TCJA"), enacted on December 22, 2017, which reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018.

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

There are various state and federal laws that may apply to investors including U.S. federal and state anti-kickback, self-referral, and fee-splitting statutes, which limit physician referrals to entities in which the physician has a financial relationship and otherwise govern financial arrangements with healthcare providers. States vary in the types of entities, if any, that their laws cover. Investment interests in those facilities may, in certain instances, prohibit referrals to the entity by physician investors. Physician investors may also face disciplinary action from licensure boards for referrals to entities in which the physician has an investment interest. Some states require disclosure of the financial relationship before referral by any physician investors, while others prohibit referrals entirely. These state laws and regulations may be broader than their federal counterparts and are the subject of state enforcement. Many state laws contain exemptions for investments in publicly traded companies provided certain requirements are met. These exemption requirements may include listing on a national stock exchange or maintaining a minimum asset value. Meeting some of these requirements may be dependent on market forces or otherwise outside our control.

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

The Affordable Care Act also altered reimbursement from private insurers and managed care organizations. Networks continue to readjust, and all providers must ensure adequate market share in their respective areas to remain in the network created by many of the managed care organizations. Under the Affordable Care Act prior to the Trump Administration, individuals were required to obtain coverage or pay a penalty resulting in millions of more Americans obtaining coverage, usually through the healthcare exchanges (called the Marketplace) established to provide coverage in each state. The Trump Administration and Congress removed this mandate beginning in 2019. The Trump Administration had also loosened rules to allow greater flexibility among insurers in the benefits offered, both lowering the costs of some plans but also limiting the coverage such plans offer. It is unclear at this time if increased competition from low-cost plans will damage the Marketplace, and how these changes will affect coverage rates in any particular state or locale. While the Trump Administration had decreased its focus on repealing the Affordable Care Act, a December 2018 federal court ruled the law unconstitutional. This decision was being appealed to the U.S. Court of Appeals for the 5th Circuit, which issued a decision in December 2019 finding the insurance mandate unconstitutional and remanded the case to the District Court to consider the constitutionality of the rest of the law. The case was appealed to the U.S. Supreme Court, which heard oral arguments in November 2020. The Court issued a decision in June 2021 dismissing the case for lack of standing. The decision did not address the merits of the lawsuit and the legality of the ACA, but the decision effectively ends the case. Through Executive Orders issued January 28, 2021, the Biden Administration signaled its strong support for the Affordable Care Act by taking steps to reverse various actions by the Trump Administration and to strengthen Medicaid and the Affordable Care Act. Both the Biden Administration and Congress are considering ways to strengthen coverage under the Affordable Care Act by increasing the subsidies available to purchasers of health plans through the insurance exchanges created by the Affordable Care Act. However, we cannot predict the effect on us and/or our tenants of any future action by the Biden Administration and/or Congress with respect to the Affordable Care Act and other aspects of the healthcare system.

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

•mandatory expansion of healthcare services and increased access to individual healthcare insurance through legislative proposals including the Build Back Better Act;

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

•the continued effort to expand the utilization of telehealth services;

•implementation of Federal rules requiring healthcare providers and third party payors to comply with electronic health system interoperability rules intended to allow for more efficient sharing of healthcare data;

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

We have adopted a Corporate Environmental Policy, which sets forth our commitment to implementing environmentally sustainable best practices for our own operations, and to assist our tenants in their efforts to address their environmental concerns. Implementation of our Corporate Environmental Policy is the responsibility of our executive management and is overseen by our Board of Directors. As an owner of real estate, we recognize the physical risk to our assets stemming from climate change. We cannot predict the rate at which climate change will progress. However, the physical effects of climate change could have a material adverse effect on our properties, operations, and business. To the extent that climate change impacts weather patterns, our markets could experience severe weather, including hurricanes, severe winter storms, wild fires, droughts, and tornadoes due to increases in storm intensity and unpredictable weather patterns. Over time, these conditions could result in declining demand for space at our properties, delays in construction and resulting increased construction costs, or in our inability to operate the buildings at all. Climate change and severe weather may also have indirect effects on our business by increasing the cost of, or decreasing the availability of, property insurance on terms we find acceptable, and by increasing the costs of energy, maintenance, repair of water and/or wind damage, and snow removal at our properties. We continue to evaluate our asset base for potential exposure to the following climate-related risks: increases in heavy rain, flood, drought, extreme heat, tornadoes and wildfire. As a part of our risk management program, we purchase property insurance to mitigate the risk of extreme weather events and natural disasters. However, our insurance may not adequately cover all of our potential losses. As a result, there can be no assurance that climate change and severe weather will not have a material adverse effect on our properties, operations, or business. As such, executive management reports to the Board of Directors on a regular basis, addressing policy and disclosure changes including environmental and climate-related risks and opportunities. Our Corporate Environmental Policy is posted on the Investor Relations tab of our website (www.chct.reit).

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

Committee Charters

The Board of Directors has an Audit Committee, Compensation Committee and Environmental, Social, and Governance Committee. The Board of Directors has adopted written charters for each committee which are posted on the Company’s website (www.chct.reit) and are available in print to any stockholder who requests a copy.

Corporate Responsibility

The Company is committed to conducting its business according to the highest ethical standards and upholding its corporate responsibilities as a public company operating for the benefit of its stockholders. To that end, the Company modified its Governance Committee to be the Environmental, Social, and Governance (“ESG”) Committee with a revised charter included on the Company’s website at www.chct.reit. Among other duties, the ESG Committee meets at least annually to review and recommend to the Board the general strategy and initiatives regarding ESG matters, including the Company’s internal and external communications and disclosures.

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

The Company’s whistleblower policy prohibits the Company and its affiliates and their officers, employees and agents from discharging, demoting, suspending, threatening, harassing or in any other manner discriminating against any employee for raising a concern. If an employee desires to raise a concern in a confidential or anonymous manner, the concern may be directed to the whistleblower officer at the Company’s whistleblower hotline. During the year ended December 31, 2021, the whistleblower officer received no whistleblower complaints.

The Company’s Information Technology infrastructure is cloud-based, utilizing Software as a Service (“SaaS”) applications for substantially all of its software requirements. Management has formed an IT Committee consisting of the Chief Executive Officer, Chief Financial Officer, and the Vice President of Information Technology to review and discuss information security matters and cyber security risks. The committee meets at least twice a year and reports to the Board of Directors as needed or at least annually. The Company has adopted the Center of Internet Security (CIS) v8 IG1 cyber security controls including adopting an information security training program for its employees. Since the Company’s inception, the Company has not had a security breach resulting in expenses, penalties or settlements.

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

•If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows.

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

•Climate change may adversely affect our business due to new weather patterns or the occurrence of significant weather events which could impact economic activity or the value of our properties in specific markets.

•Our properties generate rent revenue, and any adverse impacts on our properties, including, but not limited to, inability to secure funds for future tenant or other capital improvements or payment of leasing commissions, a requirement to make rent or other concessions and significant capital expenditures to improve our properties in order to retain and attract tenants, property vacancies, increases in property taxes, uninsured damages to or total losses of our properties, or health and safety or environmental violations, could have a material adverse effect on our properties, revenues, results of operations and financial condition.

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

Risks Related to Our Business

We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the ongoing COVID-19 pandemic’s impact on global markets which may affect our future access to liquidity and materially adversely affect our actual business operations, results of operations and financial condition.
The coronavirus has spread throughout much of the world after initially surfacing in Wuhan, China in December 2019. The ongoing COVID-19 pandemic, and restrictions intended to prevent its spread, have had a significant adverse impact on economic and market conditions around the world, including the United States and the markets in which we own properties. The impact of the COVID-19 pandemic continues to evolve. Many states, including states where we own properties initially reacted to the COVID-19 pandemic by instituting quarantines, restrictions on travel, “shelter in place” rules, stay-at-home orders, restrictions on travel, density limitations, social distancing measures, restrictions on types of business that may continue to operate and/or restrictions on types of construction projects that may continue. Although some state governments and other authorities are in varying stages of lifting or modifying some of these measures, some have already been forced to, and others may in the future, reinstitute these measures or impose new, more restrictive measures, if the risks, or the perception of the risks, related to the COVID-19 pandemic worsen at any time. In recent months, new COVID-19 variants have spread globally, including to the U.S. While these strains do not appear to cause more severe symptoms in individuals, they have spread faster and more easily. As a result, local governments and businesses reinstated safety protocols. There is no assurance that these new variants will be contained or the recommended safety protocols will continue to be effective in the long term. While the economic impact brought by, and the duration of, COVID-19 is difficult to assess or predict, the COVID-19 pandemic has already and could continue to result in additional disruption of global financial markets, and could reduce our ability to access capital in the future, which could negatively affect our liquidity in the future. The situation is constantly evolving, however, so the extent to which the COVID-19 outbreak will continue to impact businesses and the economy is highly uncertain and cannot be predicted.

Additionally, a resurgence of the COVID-19 pandemic or its variants could alter the market for healthcare real estate, which, in turn, could decrease our investment pipeline and cause us not to achieve our acquisition goals. Relatedly, adverse effects of COVID may include lower patient volumes or reduced revenues of our tenants, an increase in rent deferral requests, requests to extend the repayment periods for deferred rent, or a failure by our tenants to pay rent to us, which may materially impact our business, financial condition, results of operation, our ability to pay distributions on our stock and the market prices of our stock during 2022 and beyond, as well as our ability to satisfy the covenants in our existing and any future debt agreements, including the Credit Facility, and service our outstanding indebtedness. The impact of COVID-19 may also exacerbate other risks discussed in this Risk Factors section, any of which could have a material effect on us.

We may be adversely affected by the foregoing events, or by similar or other events in the future. In the longer term, there may be significant new regulatory actions and other events that could limit our activities and investment opportunities or change the functioning of the capital markets, and there is the possibility of a severe worldwide economic downturn. Consequently, we may not be capable of, or successful at, preserving the value of our assets, generating positive investment returns or effectively managing risks. Accordingly, we cannot predict the extent to which our results of operations, financial condition and cash flows will be affected.

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

Failure by our major tenants to make rental payments to us, because of a deterioration of their financial condition, a termination of their leases, a non-renewal of their leases or otherwise, could have a material adverse effect on our results of operations.
At any time, our tenants may experience a downturn in their businesses that may significantly weaken their financial condition, whether as a result of general economic conditions, changes in the severity or duration of the COVID-19 pandemic or otherwise. As a result, our tenants may fail to make rental payments when due, delay lease commencements, decline to extend or renew leases upon expiration or declare bankruptcy or be subject to involuntary insolvency proceedings. Any of these actions could result in the termination of the tenants’ leases or the failure to renew a lease and the loss of rental income attributable to the terminated leases. The occurrence of any of the situations described above could have a material adverse effect on our financial condition, results of operations, cash flows, or the market price of our common stock.

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
Our success depends, to a significant extent, on the continued services of Mr. Timothy G. Wallace, our Chairman, Chief Executive Officer and President, Mr. David H. Dupuy, our Executive Vice President and Chief Financial Officer, Ms. Leigh Ann Stach, our Executive Vice President and Chief Accounting Officer, and Timothy L. Meyer, our Executive Vice President, Asset Management. Each executive officer has significant experience in the healthcare and/or real estate industry and have all developed significant relationships with various healthcare providers and real estate brokers throughout the United States. Our ability to continue to acquire and develop healthcare properties in off market or lightly marketed transactions depends upon the significant relationships that our senior management team has developed over many years.

Although we have entered into employment agreements with Messrs. Wallace, Dupuy, and Meyer and Ms. Stach, we cannot provide any assurance that any of them will remain employed by us. Our ability to retain our executive officers, or to attract suitable replacements should any member of the senior management team leave, is dependent on the competitive nature of the employment market. The loss of services of, or the failure to successfully integrate one or more new members of, our senior management team could adversely affect our business and our prospects.

We may be unable to complete any pending acquisitions, which would adversely affect our ability to make distributions to our stockholders and could have a material adverse impact on our results of operations, earnings and cash flow.
We cannot assure you that we will complete any pending acquisitions on the terms described in this report or other reports the Company may file or furnish in future SEC filings, because these transactions are subject to a variety of conditions, including, in the case of properties under contract, the execution of a mutually agreed-upon lease between us and the proposed tenant, our satisfactory completion of due diligence and the satisfaction of customary closing conditions. We may determine through due diligence that the prospective facility does not meet our investment standards and there is no assurance that we will successfully close an acquisition once a purchase agreement has been signed. These transactions, whether or not successful, require substantial time and attention from management. Furthermore, the pending acquisitions require significant expense, including expenses for due diligence, legal and accounting fees and other costs. If we are unable to complete any potential acquisitions, we would still incur the costs associated with pursuing those investments but would not generate the revenues and net operating income that we currently anticipate, which would adversely affect our ability to make distributions to our stockholders and could have a material adverse impact on our financial condition, results of operations and the market price of our common shares. Additionally, failure to close acquisitions under contract or in our investment pipeline could restrict our growth opportunities.

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

We may obtain only limited warranties when we purchase a property, which, in turn, would only provide us with limited recourse against the seller if issues arise after our purchase of a property.
The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase and sale agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk of having little or no recourse against a seller if issues were to arise at such property. This, in turn, could cause us to have to write off our investment in the property, which could negatively affect our business, results of operations, our ability to pay distributions to our stockholders and the trading price of our common stock.

We may be unable to successfully acquire properties and expand our operations into new or existing target submarkets.
A component of our strategy is to pursue acquisitions of properties in new and existing target submarkets. These acquisitions could divert our officers’ attention from other pending and/or potential acquisitions, and we may be unable to retain key employees or attract highly qualified new employees in those markets. In addition, we may not possess familiarity with the dynamics and prevailing conditions of any new target submarkets, which could adversely affect our ability to successfully expand into or operate within those markets. For example, new target submarkets may have different insurance practices, reimbursement rates and local real estate zoning regulations than those with which we are familiar. We may find ourselves more dependent on third parties in new target submarkets because our physical distance could hinder our ability to directly and efficiently manage and otherwise monitor new properties in new target submarkets. In addition, our expansion into new target submarkets could result in unexpected costs or delays as well as lower occupancy rates and other adverse consequences. We may not be successful in identifying suitable properties or other assets that meet our acquisition criteria or in consummating acquisitions on satisfactory terms or at all for a number of reasons, including, among other things, significant competition from other prospective purchasers in new target submarkets, unsatisfactory results of our due diligence investigations, including potential negative impacts of climate change and extreme weather conditions on the property, failure to obtain financing for the acquisition on favorable terms or at all, and our misjudgment of the value of the opportunities. We may also be unable to successfully integrate the operations of acquired properties, maintain consistent standards, controls, policies and procedures, or realize the anticipated benefits of the acquisitions within the anticipated timeframe or at all. If we are unsuccessful in expanding into new or our existing target submarkets, it could materially and adversely affect our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock.

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

Certain of our tenants may have availed themselves of stimulus funds made available under the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the "CARES Act”) and the second COVID-19 federal stimulus package, which was enacted as part of the Consolidated Appropriations Act, 2021 (the "COVID Supplemental Appropriations Act") on December 27, 2020. However, even with this additional stimulus, some businesses may be unable to continue as COVID continues to persist. Moreover, the unavailability of further stimulus funds or economic assistance beyond that provided under the COVID Supplemental Appropriations Act , the CARES Act and similar programs or the insufficiency of such funds to cover all of the tenant’s financial results, including rent, could have adverse effects on our business. In addition, certain businesses that received a Paycheck Protection Program (“PPP”) loan may not be entitled to forgiveness of such loan or that they should not have received a PPP loan. Their application for forgiveness could be determined by the government to be impermissible or that the application for the original loan was impermissible. If it is later determined that a tenant did not meet the terms of applicable laws or governmental regulations applicable to forgiveness of PPP loans or the tenant was ineligible to receive a PPP loan, the tenant may be required to repay the PPP loan in its entirety in a lump sum or be subject to additional penalties, which could adversely affect their ability to pay rent.

As a result of the pandemic, during 2020 and 2021, the Company entered into deferral agreements with 18 tenants, with deferrals representing less than one percent of our annualized rent in the aggregate. All amounts that were due under the deferral agreements have been repaid.

We cannot predict whether our tenants will renew existing leases beyond their current terms. At December 31, 2021, we had 46 leases scheduled to expire in 2022 and 53 leases scheduled to expire in 2023, which represent 6.4% and 7.9% of our total annualized lease revenue, respectively, for the year ended December 31, 2021. If any of our leases are not renewed, or are terminated prior to the contractual expiration date, we would attempt to lease those properties to another tenant at then-current market rates. However, following expiration of a lease term or if we exercise our right to replace a tenant in default, rental payments on the related properties could decline or cease altogether while we reposition the properties with a suitable replacement tenant. As such, we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our properties while they are being repositioned. Furthermore, our ability to reposition our properties with a suitable tenant could be significantly delayed or limited by state licensing, receivership, certificate of need, or CON, or other laws, as well as by the Medicare and Medicaid change-of-ownership rules. We could also incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings. In addition, our ability to locate suitable replacement tenants could be impaired by the specialized healthcare uses or contractual restrictions on use of the properties, and we may be required to spend substantial amounts to adapt the properties to other uses. Any such delays, limitations and expenses could adversely impact our ability to collect rent, obtain possession of leased properties or otherwise exercise remedies for tenant default and could have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock.

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

We may be unable to secure funds for future tenant or other capital improvements or payment of leasing commissions, which could limit our ability to attract or replace tenants and adversely impact our ability to make cash distributions to our stockholders.
When tenants do not renew their leases or otherwise vacate their space, it is common that, in order to attract replacement tenants, we will be required to expend funds for tenant improvements, payment of leasing commissions and other concessions related to the vacated space. Such tenant improvements may require us to incur substantial capital expenditures. We may not be able to fund capital expenditures solely from cash provided from our operating activities because we must distribute at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, each year to qualify as a REIT. As a result, our ability to fund tenant and other capital improvements or payment of leasing commissions through retained earnings may be limited. If we have insufficient capital reserves, we will have to obtain financing from other sources. We may also have future financing needs for other capital improvements to refurbish or renovate our properties. If we are unable to secure financing on terms that we believe are acceptable or at all, we may be unable to make tenant and other capital improvements or payment of leasing commissions or we may be required to defer such improvements. If this happens, it may cause one or more of our properties to suffer from a greater risk of obsolescence or a decline in value, as a result of fewer potential tenants being attracted to the property or existing tenants not renewing their leases. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay leasing commissions or other expenses or pay distributions to our stockholders.

We may be required to make rent or other concessions and significant capital expenditures to improve our properties in order to retain and attract tenants, which could adversely affect our financial condition, results of operations and cash flow.
In order to retain existing tenants and attract new tenants, we may be required to offer more substantial rent abatements, tenant improvements and early termination rights, provide options to purchase our properties within the lease term or accommodate requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants. As a result, we may have to make significant capital or other expenditures in order to retain tenants whose leases expire and to attract new tenants in sufficient numbers, which could adversely affect our results of operations and cash flow. Additionally, if we need to raise capital to make such expenditures and are unable to do so, or such capital is otherwise unavailable, we may be unable to make the required expenditures. This could result in non-renewals by tenants upon expiration of their leases, which could adversely affect our financial condition, results of operations, cash flows, or the market price of our common stock or preferred stock.

Some of the leases at our properties contain “early termination” provisions which, if triggered, may allow tenants to terminate their leases without further payment to us, which could adversely affect our financial condition and results of operations and the value of the applicable property.
Certain tenants have a right to terminate their leases upon payment of a penalty, but others are not required to pay any penalty associated with an early termination. There can be no assurance that tenants will continue their activities and continue occupancy of the premises. Any cessation of occupancy by tenants may have an adverse effect on our operations.

Adverse economic or other conditions in the geographic markets in which we conduct business could negatively affect our occupancy levels and rental rates and have a material adverse effect on our operating results.
Our operating results depend upon our ability to maintain and improve the anticipated occupancy levels and rental rates at our properties. Adverse economic or other conditions in the geographic markets in which we operate, including periods of economic slowdown or recession, industry slowdowns, periods of deflation, relocation of businesses, changing demographics, water pollution, earthquakes and other natural disasters, fires, terrorist acts, epidemics, pandemics (such as the COVID-19 pandemic), civil disturbances or acts of war and other man-made disasters which may result in uninsured or underinsured losses, and changes in tax, real estate, zoning and other laws and regulations, may lower our tenants' businesses, occupancy levels and limit our ability to increase rents or require us to offer rental concessions. The failure of our properties to generate revenues sufficient to meet our cash requirements, including operating and other expenses, debt service and capital expenditures, may have an adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock.

Climate change may adversely affect our business.
We cannot predict the rate at which climate change will progress. However, the physical effects of climate change could have a material adverse effect on our properties, operations, and business. To the extent that climate change impacts changes in weather patterns, our markets could experience severe weather, including hurricanes, severe winter storms, and tornadoes due to increases in storm intensity and unpredictable weather patterns. Over time, these weather conditions could result in declining demand for space at our properties, delays in construction, resulting in increased construction costs, or in our inability to operate the buildings at all. Climate change and severe weather may also have indirect effects on our business by increasing the cost of, or decreasing the availability of, property insurance on terms we find acceptable, by increasing the costs of energy, maintenance, repair of water and/or wind damage, and snow removal at our properties.

In recent years, the assessment of the potential impact of climate change has begun to impact the activities of government authorities and other areas that impact the business environment in the U.S., including, but not limited to, energy-efficiency measures, water use measures and land-use practices. According to the latest data provided by the U.S. Environmental Protection Agency, the U.S. is responsible for approximately 15% of the global greenhouse gas emissions. To combat the cause of global warming domestically, President Biden identified climate change as one of his administration’s top priorities and pledged to seek measures that would pave the path for the U.S. to eliminate net greenhouse gas pollution by 2050. In April 2021, President Biden announced the administration’s plan to reduce the U.S. greenhouse gas emissions by at least 50% by 2030. These environmental goals earned a prominent place in the Biden administration’s $1.2 trillion infrastructure bill, which was signed into law on November 15, 2021. It is not yet known what impact this law may have on our properties, business operations, or our tenants.

Numerous states and municipalities have adopted laws and policies on climate change and emission reduction targets. Changes in federal, state, and local legislation and regulation based on concerns about climate change could result in increased capital expenditures on our existing properties and our new development properties (for example, to improve their energy efficiency and/or resistance to severe weather) without a corresponding increase in revenue, which may result in adverse impacts to our net income. The impact of climate change on weather patterns or the occurrence of significant weather events could impact economic activity or the value of our properties in specific markets.

We rely on a limited number of vendors to provide key services, including, but not limited to, utilities and construction services, at certain of our properties. Our business and property operations may be adversely affected if these vendors fail to adequately provide key services at our properties as a result of unanticipated events, including those resulting from climate change. If a vendor fails to adequately provide utilities, construction, or other important services, we may experience significant interruptions in service and disruptions to business operations at our properties, incur remediation costs, and become subject to claims and damage to our reputation.

The occurrence of any of these events or conditions may result in physical damage to our properties and adversely impact our ability to lease our properties, including our or our tenants’ ability to obtain property insurance on acceptable terms, which would materially and adversely affect us.

Environmental, social and governance matters may cause us to incur additional costs, make personnel changes, and affect the attractiveness of our stock to investors.
Shareholder, public and governmental expectations have been increasing with respect to corporate responsibility, sustainability, diversity and inclusion and related environmental, social and governance (collectively “ESG”) matters. Shareholder advisory services and other organizations have developed and publish, and others may in the future develop and publish, rating systems and other scoring and reporting mechanisms to evaluate and compare the ESG performance of our Company and others. These ratings systems frequently change, and scores are often based on a relative ranking which may cause a company’s score to deteriorate if peer companies’ rankings improve. Keeping up with such changes may divert management’s time and attention from other business priorities. These force us to incur additional costs for staff, systems, and board members. In addition, current shareholders and prospective investors may use these ratings and/or their own internal ESG benchmarks to determine whether and to what extent they may choose to invest in our securities, engage with us to advocate for improved ESG performance or disclosure, make voting decisions as shareholders, or take other actions to hold us and our board of directors accountable with respect to ESG matters.

Some legislatures, government agencies and listing exchanges have mandated or proposed, and others may in the future further mandate, certain ESG disclosure or performance. For example, board diversity and inclusion is an ESG topic that is receiving heightened attention from lawmakers and listing exchanges. As examples, the State of California has enacted laws requiring companies to meet stated gender and diversity requirements on their boards of directors by specific deadlines and in 2021, the SEC approved Nasdaq Stock Market LLC's proposal that requires most Nasdaq-listed companies to meet specified board diversity requirements within a defined compliance period and face potential delisting if they do not explain any failure to meet the requirements. If we are unable to recruit, attract and/or retain qualified members of our board of directors to maintain compliance with the diversity requirements of applicable mandates within the prescribed timelines, we could be exposed to costly fines and penalties. We may also face reputational damage in the event our corporate responsibility initiatives or objectives, including with respect to board diversity, do not meet the standards or expectations of shareholders, prospective investors, lawmakers, listing exchanges or other constituencies, or if we are unable to achieve acceptable ESG ratings from third party rating services. Failure to comply with ESG-related laws, exchange policies or stakeholder expectations could materially and adversely impact the value of our stock and related cost of capital, and limit our ability to fund future growth.

A large percentage of our properties are located in Texas, Illinois, and Ohio, and changes in these markets may materially adversely affect us.
Of our investments in 153 properties, the properties located in Texas, Illinois, and Ohio provide, in the aggregate, approximately 40.3% of our annualized rent as of December 31, 2021. As a result of this geographic concentration, we are particularly exposed to downturns in the economies of those states or other changes in such states’ respective real estate market conditions. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in these states could have a disproportionate effect on our overall business results. In the event of negative economic or other changes in these markets, our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock may be materially and adversely affected.

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
There are factors beyond our control that may adversely affect our ability to control our expenses. Certain costs associated with real estate investments (e.g., real estate taxes, debt costs, increases in costs to address environmental impacts related to climate change or natural disasters, and maintenance expenses) required to preserve the value of the property may not be reduced even if a healthcare related facility is not occupied or other circumstances cause our revenues to decrease. If our expenses increase as a result of any of the foregoing factors, our results of operations may be adversely affected.

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
In July 2017, Financial Conduct Authority (the authority that regulates LIBOR) previously announced its intent to stop compelling banks to submit rates for the calculation of LIBOR after 2021, and the administrator of LIBOR announced its intention to cease the publication of the one week and two month USD LIBOR settings immediately following December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. The one week and two month USD LIBOR settings were last published on December 31, 2021. Additionally, it is expected that banks will no longer issue LIBOR-based debt after December 31, 2021. Accordingly, there is considerable uncertainty regarding the publication of such rates beyond these dates. The Alternative Reference Rates Committee (ARRC) has proposed that the Secured Overnight Financing Rate (SOFR) is the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts currently indexed to LIBOR. ARRC has proposed a paced market transition plan to SOFR from LIBOR. At this time, it is not known whether or when SOFR or other alternative reference rates will attain market traction as replacements for LIBOR. Market participants are still considering how various types of financial instruments and securitization vehicles should react to a discontinuation of LIBOR. It is not currently possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the market for or value of any loans, derivatives and other financial obligations or on our overall financial condition or results of operations. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” as a result of international, national or other proposals for reform or other initiatives, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of financial assets and liabilities based on or linked to a “benchmark.” We do not currently have material contracts, with the exception of our Credit Facility, that are indexed to LIBOR. We will continue to actively assess the related opportunities and risks involved in this transition.

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

While the Trump Administration had decreased its focus on a legislative repeal of the Affordable Care Act, efforts in the courts are ongoing. In December 2018, a federal court ruled the law unconstitutional. This decision was appealed to the U.S. Court of Appeals for the 5th Circuit, which issued a decision in December 2019 finding the insurance mandate unconstitutional and remanded the case to the District Court to consider the constitutionality of the rest of the law. The case was appealed to the U.S. Supreme Court, which heard oral arguments in November 2020. The Court issued a decision in June 2021 dismissing the case for lack of standing. The decision did not address the merits of the lawsuit and the legality of the ACA, but the decision effectively ends the case. While it is not entirely clear exactly what actions the Biden Administration may take relative to the Affordable Care Act, the Biden Administration has signaled its strong support for the Affordable Care Act by taking steps to reverse various actions by the Trump Administration and to strengthen Medicaid and the Affordable Care Act through an Executive Orders issued January 28, 2021. Both the Biden Administration and Congress are considering ways to strengthen coverage under the Affordable Care Act by increasing the subsidies available to purchasers of health plans through the insurance exchanges created by the Affordable Care Act and otherwise expand individual access to health insurance and additional healthcare services through legislative proposals including the Build Back Better Act.

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

In 2020, the COVID-19 pandemic resulted in a substantial reduction in the number of elective surgeries, physician office visits and emergency room volumes due to restrictive measures, like quarantines and shelter-in-place orders, and general concerns related to the risk of contracting COVID-19 from interacting with the healthcare system. Additional surges of COVID infections resulted in further cancellations of elective surgeries and procedures in 2021, and the spread of the Omicron variant has resulted in continued postponement of elective procedures in 2022. We believe that certain of these patient volume declines reflect a deferral of healthcare services utilization to a later period, rather than a permanent reduction in demand for services. Given the general necessity of the healthcare services, we anticipate that this deferral of services may create a backlog of demand in the future, in addition to the resumption of historically normal activity; however, there is no assurance that either will occur.

Reductions in reimbursement from third-party payers, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us or renew their lease.
Sources of revenue for our tenants typically include Medicare, Medicaid, private insurance payers and health maintenance organizations. Healthcare providers continue to face increased government and private payer pressure to control or reduce healthcare costs and significant reductions in healthcare reimbursement, including reduced reimbursements and changes to payment methodologies under the Affordable Care Act. In some cases, private insurers rely upon all or portions of the Medicare payment systems to determine payment rates which may result in decreased reimbursement from private insurers. The Affordable Care Act and associated regulations continue to encourage increasing enrollment in plans offered by private insurers who choose to participate in state-run exchanges, but recent changes by the Trump Administration affecting Medicaid and the availability of lower cost, lower coverage plans creates uncertainty around private insurer costs and, thereby, payment rates to providers. Through Executive Orders issued January 28, 2021, the Biden Administration has taken steps to create a special enrollment period for the Affordable Care Act and other steps to support Medicaid and the Affordable Care Act. Both the Biden Administration and Congress are considering ways to strengthen coverage under the ACA by increasing the subsidies available to purchasers of health plans through the insurance Exchanges created by the ACA.

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
Security incidents and data breaches of personal information can result from deliberate attacks or unintentional events. More recently, there has been an increased level of attention on security incidents and cyber-attacks focused on healthcare providers because of the vast amount of personally identifiable information and protected health information that they process and maintain. Public awareness of privacy and security issues is increasing and focus of legislators and regulators has also increased. Most healthcare providers, including all who accept commercial insurance, Medicare and Medicaid, must comply with the Health Insurance Portability and Accountability Act, as amended, (HIPAA) regulations regarding the privacy and security of protected health information. The HIPAA regulations impose significant requirements on our tenants and their business associate vendors with regard to how such protected health information may be used and disclosed. Further, the regulations include extensive and complex requirements for providers to establish reasonable and appropriate administrative, technical and physical safeguards to ensure the confidentiality, integrity and availability of protected health information. The HIPAA regulations generally require notification to individuals and the Office for Civil Rights in the event of a breach affecting protected health information. HIPAA also directs the Secretary of HHS to provide for periodic audits to ensure covered entities (and their business associates, as that term is defined under HIPAA) comply with the applicable HIPAA requirements.

Additionally, all 50 states also maintain laws focused on the privacy, security and notification requirements with regard to personally identifiable information; some states include health and medical information in the definition of personally identifiable information. Providers may be obligated under state breach notification laws to notify individuals and regulators if personally identifiable information is compromised as defined by the respective law. In addition to federal regulators, state attorneys general are also enforcing information security breaches. Further, several states are now focused on expanding state privacy laws regarding personal information. For example, California maintains one of the more extensive laws in this area. California recently enacted the California Consumer Privacy Act, whose effects on our tenant's businesses vary and add to the risk profiles of those in California or who otherwise meet the law's requirements regarding revenue or California personal information metrics. Additionally, the California Privacy Rights Act passed in November 2020, with the majority of its provisions becoming operative January 1, 2023. These laws require our tenants to safeguard personal information, and potentially other information, against reasonably anticipated threats or hazards to the information.

Violations of these various privacy and security laws can result in significant civil monetary penalties, as well as the potential for criminal penalties. In addition to state data breach notification requirements, HIPAA authorizes state attorneys general to bring civil actions on behalf of affected state residents against entities that violate HIPAA privacy and security regulations or their respective state laws. These penalties could be in addition to any penalties assessed by a state for a breach which would be considered reportable under the state’s data breach notification laws. Further there are significant costs associated with a breach including investigation costs, remediation and mitigation costs, notification costs, attorney fees and the potential for reputational harm and lost revenues due to a loss in confidence in the provider. Plaintiff attorneys are increasingly developing class action litigation strategies designed to obtain settlements from healthcare providers. We cannot predict the effect of additional costs on tenants to comply with these laws nor the costs associated with a potential breach of protected health information or personally identifiable information by a tenant and what effect they might have on the expenses of our tenants and their ability to meet their obligations to us, which in turn could have a material adverse effect on our business, financial condition and results of operations, our ability to pay distributions to our stockholders and the market price of our common stock.

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

We may suffer reduced or delayed revenues for, or have difficulty selling, properties with vacancies.
We anticipate that the majority of the properties we acquire will have some level of vacancy at the time of closing either because the property is in the process of being developed and constructed, it is newly constructed and in the process of obtaining tenants, or because of economic or competitive or other factors. Shortly after a new property is opened, during a time of development and construction, or because of economic or competitive or other factors, we may suffer reduced revenues resulting in lower cash distributions to you due to a lack of an optimum level of tenants. In addition, the resale value of the real property could be diminished because the market value may depend principally upon the value of the leases of such real property. In addition, because properties’ market values depend principally upon the occupancy rates, the resale value of properties with prolonged low occupancy rates could suffer, which could further reduce your return.

Uncertain market conditions could cause us to sell our healthcare properties at a loss in the future.
We intend to hold our various real estate investments until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives. However, we also may be purchasing our properties at a time when capitalization rates are at historically low levels and purchase prices are high. Therefore, the value of our properties may not increase over time, which may restrict our ability to sell our properties, or in the event we are able to sell such property, may lead to a sale price less than the price that we paid to purchase the properties.

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

If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows.
If we decide to sell any of our properties, we intend to use our best efforts to sell them for cash. However, in some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our cash distributions to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced, or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to make distributions to you.

Uninsured losses relating to real property may adversely affect your returns.
We evaluate our insurance coverage annually in light of current industry practice through an analysis prepared by outside consultants and attempt to ensure that all of our properties are adequately insured to cover casualty losses. However, there are certain losses, including losses from floods, earthquakes, wildfires, acts of war, acts of terrorism or riots, that are not generally insured against or that are not generally fully insured against because it is not deemed economically feasible or prudent to do so. In addition, changes in the cost or availability of insurance could expose us to uninsured casualty losses. Inflation, changes in tort liability laws, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to protect a tenant in a liability claim or replace a property after such property has been damaged or destroyed. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss, and we could experience a significant loss of capital invested and potential revenue in these properties and could potentially remain obligated under any recourse debt associated with the property. In addition, we may have no source of funding to repair or reconstruct the damaged property, and we cannot assure you that any such sources of funding will be available to us for such purposes in the future.

We have obtained title insurance policies for each of our properties typically in an amount equal to its original price. However, these policies may be for amounts less than the current or future values of our properties. In such an event, if there is a title defect relating to any of our properties, we could lose some of our investment in and anticipated profits from such property.

If one of our tenants experiences a material general or professional liability loss that is uninsured or exceeds policy coverage limits, it may be unable to satisfy its lease payment obligations to us. If one of our properties experiences a loss that is uninsured or that exceeds policy coverage limits, we could lose the capital invested in the damaged property as well as the anticipated future cash flows from the property.

Furthermore, we, as the general partner of our operating partnership, generally will be liable for all of our operating partnership’s unsatisfied recourse obligations. Any such losses could materially adversely affect our financial condition, results of operations, cash flows and ability to pay distributions, and the market price of our common stock.

Rising expenses could reduce cash flow and funds available for future acquisitions.
If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds for that property’s operating expenses. Our properties will be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs, and maintenance and administrative expenses.

If we are unable to offset such cost increases through rent increases, we could be required to fund those increases in operating costs which could adversely affect funds available for future acquisitions or cash available for distribution.

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
We will periodically evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based upon factors such as market conditions, tenant performance and legal structure. For example, the termination of a lease by a major tenant, or extended vacancies in a building may lead to an impairment charge. If we determine that an impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset which could have an adverse effect on our results of operations in the period in which the impairment charge is recorded.

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

We are subject to the requirements of the Sarbanes-Oxley Act and are obligated to obtain an audit opinion on the effectiveness of internal control over financial reporting. These internal controls may not be determined to be effective, and our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or internal control over financial reporting.
The Sarbanes-Oxley Act requires our auditors to deliver an attestation report on the effectiveness of our internal control over financial reporting in conjunction with their opinion on our audited financial statements. Substantial work on our part is required to implement appropriate processes, document the system of internal control over key processes, assess their design, remediate any deficiencies identified and test their operation. This process is both costly and challenging. We cannot give any assurances that material weaknesses will not be identified in the future in connection with our compliance with the provisions of the Sarbanes-Oxley Act. The existence of any material weakness would preclude a conclusion by management and our independent auditors that we maintained effective internal control over financial reporting. Our management may be required to devote significant time and expense to remediate any material weaknesses that may be discovered and may not be able to remediate any material weakness in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, all of which could lead to a decline in the market price of our common stock.

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
As of December 31, 2021, we had $262.0 million outstanding under our Credit Facility, including our term loans. We do not anticipate that our internally generated cash flow will be adequate to repay our anticipated indebtedness upon maturity and, therefore, we expect to repay indebtedness through refinancings and future offerings of equity and debt securities, either of which we may be unable to secure on favorable terms or at all. Our level of debt and any limitations imposed upon us by our debt agreements could have adverse consequences, including the following:

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
At December 31, 2021, our debt to total capitalization ratio (debt plus stockholders' equity plus accumulated depreciation) was approximately 30.9%. Our current financing policy prohibits aggregate debt (secured or unsecured) in excess of 40% of the Company's total capitalization, except for short-term transitory periods. However, this debt limitation policy can be changed by our board of directors without stockholder approval and there are no provisions in our bylaws that limit our ability to incur indebtedness. We could alter the balance between our total outstanding indebtedness and the value of our properties at any time. If we become more highly leveraged, the resulting increase in outstanding debt could adversely affect our ability to make debt service payments, to pay our anticipated distributions and to make the distributions required to qualify as a REIT. The occurrence of any of the foregoing risks could adversely affect our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock.

Increases in interest rates may increase our interest expense and adversely affect our cash flows and our ability to service our indebtedness and to make distributions to our shareholders.
As of December 31, 2021, we had $12 million of variable-rate indebtedness outstanding that had not been swapped for a fixed interest rate and we expect that more of our indebtedness in the future, including borrowings under our Credit Facility, some of which may be subject to variable interest rates. Increases in interest rates on any variable rate indebtedness will increase our interest expense, which could adversely affect our cash flow and our ability to pay distributions.

The Company may enter into swap agreements from time to time that may not effectively reduce its exposure to changes in interest rates.
The Company may enter into swap agreements from time to time that may not effectively reduce its exposure to changes in interest rates. As of December 31, 2021, the Company had 14 outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk for notional amounts totaling $250.0 million, including four forward-starting interest rate swaps for notional amounts totaling $50.0 million, which will not become effective until March 31, 2022. The Company may enter into additional swap agreements in the future to manage some of its exposure to interest rate volatility. These swap agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements. In addition, these arrangements may not be effective in reducing the Company's exposure to changes in interest rates and no hedging activity can completely insulate us from the risks associated with changes in interest rates. Moreover, interest rate hedging could fail to protect us or adversely affect us because, among other things:

•available interest rate hedging may not correspond directly with the interest rate risk for which we seek protection;
•the duration of the hedge may not match the duration of the related liability;

•the party owing money in the hedging transaction may default on its obligation to pay;

•the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value, such as downward adjustments, or “mark-to-market losses,” which would reduce our stockholders’ equity.

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
In order for us to maintain our status as a REIT, no more than 50% of the value of our outstanding shares may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year other than our initial REIT taxable year. Subject to certain exceptions, our charter prohibits any stockholder from beneficially or constructively owning more than 9.8% of the outstanding shares of our capital stock, in value or number of shares, whichever is more restrictive. The constructive ownership rules under the Code are complex and may cause the outstanding shares owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of our outstanding shares or of our common stock by an individual or entity could cause that individual or entity to own constructively more than 9.8% of the outstanding shares of such stock and to be subject to our charter’s ownership limit. Our charter also prohibits, among other prohibitions, any person from owning our shares that would result in our being “closely held” under Section 856(h) of the Code or otherwise cause us to fail to qualify as a REIT. Any attempt to own or transfer shares in violation of these restrictions may result in the shares being automatically transferred to a charitable trust or may be void. These restrictions may also have the effect of delaying, deferring, or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer, or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

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

We are a holding company with no direct operations and, as such, we will rely on funds received from our subsidiaries to pay liabilities, and the interests of our stockholders will be structurally subordinated to all liabilities and obligations of our subsidiaries.
We are a holding company and conduct substantially all of our operations through our subsidiaries. We do not have, apart from an interest in our subsidiaries, any independent operations. As a result, we will rely on distributions from our subsidiaries to pay any dividends we might declare on shares of our common stock. We will also rely on distributions from our subsidiaries to meet any of our obligations, including any tax liability on taxable income allocated to us from our subsidiaries. In addition, because we are a holding company, your claims as stockholders will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our subsidiaries will be available to satisfy the claims of our stockholders only after all of our and our subsidiaries’ liabilities and obligations have been paid in full.

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
We have two TRSs, and in the future, may form other TRSs for various reasons, including for the purpose of leasing “qualified healthcare properties” from us pursuant to the provisions of the REIT Investment Diversification and Empowerment Act of 2007, or RIDEA. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We will monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with the TRS ownership limitation and will structure any future transactions with any TRS on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above. However, there can be no assurance that we will be able to comply with such TRS ownership limitation or to avoid application of the 100% excise tax.

TRSs will be subject to federal and state income taxes.
Our two TRSs, and any TRSs that we may form or acquire in the future, including a TRS formed or acquired to lease “qualified healthcare properties” from us under the provisions of RIDEA, will be subject to federal and state income tax on its taxable income. Accordingly, although our ownership of a TRS may allow us to participate in income we otherwise could not receive directly as a REIT, such income would be fully subject to federal and state income tax.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In addition to the information provided below, see Item 1, "Business," Note 2 to the Consolidated Financial Statements in Item 8 "Financial Statements and Supplementary Data," and Schedule III of Item 15 of this Annual Report on Form 10-K for more detailed information about the Company's properties as of December 31, 2021.

Scheduled Lease Expirations
As of December 31, 2021, the weighted average remaining years to maturity pursuant to the leases with our tenants was approximately 7.8 years, with expirations through 2039. The table below details scheduled lease expirations, as of December 31, 2021, for our properties for the periods indicated.

		Total Leased Square Footage		Annualized Lease Revenue
Year	Number of Leases Expiring	Amount	Percent (%)	Amount (in thousands)	Percent (%)
2022	46	227,264	7.5%	$4,999	6.4%
2023	53	307,154	10.1%	6,123	7.9%
2024	34	218,810	7.2%	4,862	6.3%
2025	36	325,372	10.8%	8,410	10.8%
2026	38	326,583	10.8%	6,982	9.0%
2027	9	32,801	1.1%	689	0.9%
2028	13	182,874	6.0%	3,288	4.2%
2029	13	177,744	5.9%	5,340	6.9%
2030	15	153,110	5.1%	3,202	4.1%
2031	5	160,551	5.3%	4,866	6.3%
Thereafter	31	851,882	28.2%	27,566	35.5%
Month-to-Month	13	59,549	2.0%	1,250	1.7%
Totals	306	3,023,694	100.0%	$77,577	100.0%

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

ITEM 4.   MINE SAFETY DISCLOSURES

None.

PART II.
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company's common stock are traded on the New York Stock Exchange under the symbol "CHCT." At February 10, 2022, there were 37 stockholders of record.

Future dividends will be declared and paid at the discretion of the Board of Directors. The Company’s ability to pay dividends is dependent upon its ability to generate funds from operations and cash flows, and to make accretive new investments.

Stock Performance Graph
The following graph compares, over a measurement period beginning December 31, 2016 and ending on December 31, 2021, the cumulative total return on our common stock with the cumulative total return on the stocks included in (i) the Russell 3000 Index and (ii) the NAREIT All Equity REIT Index. The performance graph assumes that the value of the investment in our common stock, the Russell 3000 Index and the NAREIT All Equity REIT Index was $100 at December 31, 2016 and that all dividends were reinvested. There can be no assurance that our common stock performance will continue in the future with the same or similar trends depicted in the stock performance graph below. We will not make or endorse any predictions as to future stock performance.

	Period Ending
Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Community Healthcare Trust Incorporated	$100.00	$129.78	$141.22	$218.81	$249.88	$260.08
Russell 3000 Index	$100.00	$121.13	$114.78	$150.39	$181.80	$228.45
NAREIT All Equity REIT Index	$100.00	$108.67	$104.28	$134.17	$127.30	$179.87

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

ITEM 6. [RESERVED]
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

Real estate acquisitions
During the year ended December 31, 2021, the Company acquired 13 real estate properties. Upon acquisition, the properties were 98.3% leased in the aggregate with lease expirations through 2036.

Acquisition pipeline
The Company has three properties under definitive purchase agreements for an expected aggregate purchase price of approximately $11.7 million. The Company's expected aggregate return on these investments is expected to range from approximately 9.01% to 9.36%. The Company expects to close on these properties during the first half of 2022; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

The Company also has four properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $94.0 million. The Company's expected returns on these investments are approximately 10.25%. The Company anticipates closing on these properties from the second quarter of 2022 through the third quarter of 2023; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

The Company anticipates funding these investments with cash from operations, through proceeds from its Credit Facility or from net proceeds from additional debt or equity offerings.

Leased square footage
As of December 31, 2021, our real estate portfolio was approximately 90.0% leased. During the year ended December 31, 2021, we had expiring or terminated leases related to approximately 214,000 square feet, and we leased or renewed leases related to approximately 319,000 square feet.

COVID-19 Pandemic
The world was, and continues to be, impacted by the novel coronavirus (COVID-19) pandemic. COVID-19 and measures to prevent its spread impacted many healthcare providers, including some of our tenants. During 2020 and 2021, some of them were not seeing patients, others saw a reduced number of elective procedures and/or patient visits, while others experienced limited impact, or even saw improved cash flows from either increases in census or government funding.

As a result of the pandemic, during 2020 and 2021, the Company entered into deferral agreements with 18 tenants, with deferrals representing less than one percent of our annualized rent in the aggregate. All amounts that were due under the deferral agreements have been repaid.

Purchase Option Provisions
Certain of the Company's leases provide the lessee with a purchase option or a right of first refusal to purchase the leased property. The purchase option provisions generally allow the lessee to purchase the leased property at fair value or at an amount greater than the Company's gross investment in the leased property at the time of the purchase. Since the Company's initial public offering, two of the Company's tenants have exercised their purchase option. These two properties were sold in 2018 and 2021.

At December 31, 2021, the Company had an aggregate gross investment of approximately $37.1 million in 7 real estate properties with purchase options exercisable at December 31, 2021 that had not been exercised.

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

During 2021, the Company issued, through its ATM Program, 823,000 shares of common stock at an average gross sales price of $47.68 per share and received net proceeds of approximately $38.4 million after deducting commissions and offering expenses paid by the Company. As of December 31, 2021, the Company had approximately $101.0 million remaining that may be issued under the ATM Program. The proceeds were used to repay outstanding balances under the Company's Credit Facility, to fund investments, and for general corporate purposes.

Credit Facility
The Company's Credit Facility provides for a $150.0 million Revolving Credit Facility that matures on March 19, 2026 and includes one 12-month option to extend the maturity date, and $250.0 million in Term Loans, as well as an accordion feature which allows borrowings up to a total of $600.0 million, including the ability to add and fund additional term loans. Note 5 to the Consolidated Financial Statements provides more details on the Company's Credit Facility. At December 31, 2021, the Company had borrowing capacity remaining under the Revolving Credit Facility of approximately $138.0 million.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. Also, the Company’s current financing policy prohibits aggregate debt (secured or unsecured) in excess of 40% of the Company's total capitalization, except for short-term, transitory periods. At December 31, 2021, our debt to total capitalization ratio (debt plus stockholders' equity plus accumulated depreciation) was approximately 30.9%. The Company was in compliance with its financial covenants under its Credit Facility as of December 31, 2021.

The Company also had outstanding at December 31, 2021, a $5.1 million mortgage note payable, secured by one of its properties, with a maturity date in 2024 and a fixed interest rate of 4.98%.

Lease Expirations
Approximately 6.3% to 10.8% of our leases will expire in each of the next 5 years. Management expects that many of the tenants will renew their leases, but in cases where they do not renew, the Company believes it will generally be able to re-lease the space to existing or new tenants without significant loss of rental income. See "Properties" in Item 2 for a schedule of the Company's lease expirations.

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

As of December 31, 2021, we had invested approximately $837.1 million in 153 real estate properties (including a portion of one property accounted for as a financing lease with a gross amount totaling approximately $3.0 million), which are located in 33 states and total approximately 3.4 million square feet. During 2021, we acquired 13 real estate properties which in the aggregate were 98.3% leased for cash consideration of approximately $88.1 million. In addition, during 2021, we invested $14.4 million in notes receivable. During 2020, we acquired 23 real estate properties and 2 land parcels for cash consideration of approximately $126.8 million.
Year Ended December 31, 2021 Compared to December 31, 2020

The table below shows our results of operations for the year ended December 31, 2021 compared to the same period in 2020 and the effect of changes in those results from period to period on our net income.

(Dollars in thousands)	For the Year Ended December 31,		Increase (Decrease) to Net Income
	2021	2020	$	%
REVENUES
Rental income	$87,661	$73,925	$13,736	18.6%
Other operating interest	2,918	1,759	1,159	65.9%
	90,579	75,684	14,895	19.7%
EXPENSES
Property operating	15,158	13,614	(1,544)	(11.3)%
General and administrative	12,113	8,768	(3,345)	(38.2)%
Depreciation and amortization	30,401	25,378	(5,023)	(19.8)%
	57,672	47,760	(9,912)	(20.8)%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND OTHER ITEMS	32,907	27,924	4,983	17.8%
Gain (loss) on sale of real estate	237	(313)	550	175.7%
Interest expense	(10,542)	(8,620)	(1,922)	(22.3)%
Deferred income tax expense	(167)	(80)	(87)	(108.8)%
Interest and other income, net	57	166	(109)	(65.7)%
INCOME FROM CONTINUING OPERATIONS	22,492	19,077	3,415	17.9%
NET INCOME	$22,492	$19,077	$3,415	17.9%

Revenues
Revenues increased approximately $14.9 million, or 19.7%, for the year ended December 31, 2021 compared to the same period in 2020 due mainly to properties acquired during 2021 and 2020 and interest earned on notes receivable entered into in 2020 and 2021.

Expenses
Property operating expenses increased approximately $1.5 million, or 11.3%, for the year ended December 31, 2021 compared to the same period in 2020 mainly due to properties acquired during 2021 and 2020.

General and administrative expenses increased approximately $3.3 million, or 38.2%, for the year ended December 31, 2021 compared to the same period in 2020 due mainly to the following:

•Compensation-related expenses related to new employees, compensation increases and stock issuances totaling approximately $3.1 million, including the non-cash amortization of non-vested restricted common shares issued of approximately $2.4 million.

•Income, state and local taxes increased approximately $0.1 million due mainly to properties acquired in 2021 and 2020.

Depreciation and amortization expense increased approximately $5.0 million, or 19.8%, for the year ended December 31, 2021 compared to the same period in 2020 due mainly to the following:

•Depreciation and amortization related to properties acquired during 2021 and 2020 accounted for an increase of approximately $5.9 million;

•Real estate intangible assets acquired prior to 2020 that became fully depreciated resulted in a decrease of approximately $1.6 million; and

•Depreciation related to tenant and other improvements accounted for an increase of approximately $0.7 million.

Gain (loss) on sale of real estate
During the fourth quarter of 2021, the Company sold one of its properties for approximately $1.3 million and recognized a gain on sale of approximately $0.2 million.

During the second quarter of 2020, the Company sold a land parcel related to one of its properties for net proceeds of approximately $0.2 million and recognized a loss on sale of approximately $0.3 million.

Interest expense
Interest expense increased approximately $1.9 million, or 22.3%, for the year ended December 31, 2021 compared to the same period in 2020 due mainly to the refinancing of the Credit Facility in March 2021 as discussed in Note 5 to the Consolidated Financial Statements.

Year Ended December 31, 2020 Compared to December 31, 2019

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” in our 2020 Annual Report on Form 10-K for a comparison of the year ended December 31, 2020 compared to December 31, 2019, which is incorporated by reference.

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

Operating Activities
Cash flows provided by operating activities for the years ended December 31, 2021, 2020 and 2019 were approximately $56.3 million, $48.4 million, and $32.4 million, respectively. Cash flows provided by operating activities for the years ended December 31, 2021, 2020 and 2019 were generally provided by contractual rents and interest on notes receivables, net of property operating expenses not reimbursed by the tenants and general and administrative expenses.

Investing Activities
Cash flows used in investing activities for the years ended December 31, 2021, 2020 and 2019 were approximately $104.4 million, $125.1 million, and $153.2 million, respectively. During 2021, the Company invested in 13 real estate properties for an aggregate cash consideration of approximately $88.1 million and sold one property for net proceeds of approximately $1.3 million. During 2020, the Company invested in 23 real estate properties and 2 land parcels for an aggregate cash consideration of approximately $126.8 million and sold a land parcel related to one of its properties for net proceeds of approximately $0.2 million. During 2019, the Company invested in 15 real estate properties for cash consideration of approximately $150.0 million. In addition, during 2021 and 2020, the Company acquired or funded notes receivable of approximately $14.4 million and $1.8 million, respectively, and received payments in 2021, 2020 and 2019 on notes of approximately $4.0 million, $10.3 million, and $1.2 million, respectively. Also, the Company funded capital expenditures, including tenant improvements, during 2021, 2020 and 2019 totaling $7.2 million, $7.0 million, and $4.4 million, respectively.

Financing Activities
Cash flows provided by financing activities for the years ended December 31, 2021, 2020 and 2019 were approximately $48.1 million, $77.6 million, and $120.4 million, respectively. During 2021, 2020 and 2019, the Company paid dividends totaling $42.4 million, $38.0 million and $31.9 million, respectively. During 2021, 2020 and 2019, the Company completed equity offerings under its at-the-market program, resulting in net proceeds, net of underwriters' discount and offering costs, of approximately $38.2 million, $97.7 million and $106.8 million, respectively. During 2021 and 2019, the Company repaid, on a net basis, approximately $21.0 million and $28.0 million, respectively, on its Revolving Credit Facility, and in 2020, the Company borrowed, on a net basis, approximately $18.0 million on its Revolving Credit Facility. During 2021 and 2019, the Company amended its Credit Facility and borrowed $125.0 million, and $75.0 million, respectively, in Term Loans under its Credit Facility and incurred $1.6 million and $1.3 million, respectively, in additional debt issuance costs, and in 2021 repaid a $50.0 million Term Loan under its Credit Facility.

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

Security Deposits
As of December 31, 2021, the Company held approximately $4.6 million in security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon the security deposits if there are any defaults under the leases.

Credit Facility
The Company's third amended and restated credit facility (the "Credit Facility") is by and among Community Healthcare Trust Incorporated, as borrower, and a syndicate of lenders with Truist Bank serving as Administrative Agent. The Company’s material subsidiaries are guarantors of the obligations under the Credit Facility.

The Credit Facility allows the Company to borrow, through the accordion feature, up to $600.0 million, including the ability to add and fund incremental term loans. The Credit Facility extended the revolving credit facility (the "Revolving Credit Facility") maturity to March 19, 2026, removed collateral security provisions, repaid the five-year term loan facility in the aggregate principal amount of $50.0 million (the "A-1 Term Loan") which was set to mature on March 29, 2022, entered into a new seven-year term loan facility in the aggregate principal amount of $125.0 million (the "A-4 Term Loan"), which matures on March 19, 2028, provided the Company the ability to apply lower margins to its annual interest rate after it obtains an investment grade rating of BBB-/Baa3 (or the equivalent) from a rating agency, and modified its debt covenants.

The Credit Facility provides for a $150.0 million Revolving Credit Facility and $250.0 million in term loans (the "Term Loans"). The Revolving Credit Facility matures on March 19, 2026 and includes one 12-month option to extend the maturity date of the Revolving Credit Facility, subject to the satisfaction of certain conditions. The Term Loans include a seven-year term loan facility in the aggregate principal amount of $50.0 million (the "A-2 Term Loan"), which matures on March 29, 2024, a seven-year term loan facility in the aggregate principal amount of $75.0 million (the"A-3 Term Loan"), which matures on March 29, 2026, and a seven-year term loan facility in the aggregate principal amount of $125.0 million, which matures on March 19, 2028. Loans under the Credit Facility are interest only with principal amounts due as of each facility's applicable maturity date.

Amounts outstanding under the Revolving Credit Facility bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 1.25% to 1.90% or (ii) a base rate plus 0.25% to 0.90% in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.20% of the amount of the unused portion of the Revolving Credit Facility if amounts borrowed are greater than 33.3% of the borrowing capacity under the Revolving Credit Facility and 0.25% of the unused portion of the Revolving Credit Facility if amounts borrowed are less than or equal to 33.3% of the borrowing capacity under the Revolving Credit Facility. The Company had $12.0 million outstanding under the Revolving Credit Facility with a borrowing capacity remaining of approximately $138.0 million at December 31, 2021.

Amounts outstanding under the Term Loans bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 1.45% to 2.30% or (ii) a base rate plus 0.45% to 1.30%, in each case, depending upon the Company’s leverage ratio. The Company has entered into interest rate swaps to fix the interest rates on the Term Loans. See Note 6 to the Consolidated Financial Statements for more details on the interest rate swaps. At December 31, 2021, the Company had $250.0 million outstanding under the Term Loans which had a fixed weighted average interest rate under the swaps of approximately 3.95%.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. The Company was in compliance with its financial covenants under its Credit Facility as of December 31, 2021.

LIBOR Transition
As discussed in Part I, Item 1A. Risk Factors, banks will no longer be persuaded or compelled to submit one-week and two-month rates for the calculation of LIBOR or issue LIBOR-based debt or use LIBOR in contracts after 2021. All other LIBOR settings will effectively cease after June 30, 2023, and it is expected that LIBOR will no longer be used after this date. The Company has been closely evaluating the potential impacts of the transition. The Company has only one material contract, its Credit Facility, which is indexed to LIBOR. The Credit Facility contains a hardwired fallback provision for replacing LIBOR with SOFR, or in certain circumstances, an alternative benchmark. Furthermore, the Company plans to transition its existing LIBOR-based derivative exposure in advance of the June 30, 2023 date when applicable LIBOR will no longer be published. For any residual exposure after the end of 2021, the Company expects to leverage relevant contractual and statutory solutions to transition such exposure.

Mortgage Note Payable
In 2018, we acquired a building and assumed a $5.4 million mortgage note payable, secured by the building. The building had a $7.0 million carrying value at December 31, 2021. The mortgage note amortizes monthly at a fixed interest rate of 4.98% with a balloon payment upon maturity on May 1, 2024. Principal repayments due on the mortgage note are approximately $0.1 million, $0.1 million and $4.8 million for the years ended December 31, 2022, 2023, and 2024.

Ground leases
At December 31, 2021, the Company was obligated, as the lessee, under four non-prepaid ground leases accounted for as operating leases with expiration dates through 2076, including renewal options, and one non-prepaid ground lease accounted for as a financing lease with an expiration date through 2085, including renewal options. Any rental increases related to the Company's ground leases are generally either stated or based on the Consumer Price Index. At December 31, 2021, the Company's aggregate obligation under these ground leases was approximately $7.6 million. See Note 3 to the Consolidated Financial Statements.

Acquisition Pipeline
The Company has three properties under definitive purchase agreements for an expected aggregate purchase price of approximately $11.7 million. The Company's expected aggregate return on these investments is expected to range from approximately 9.01% to 9.36%. The Company expects to close on these properties during the first half of 2022; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

The Company also has four properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $94.0 million. The Company's expected returns on these investments are approximately 10.25%. The Company anticipates closing on these properties from the second quarter of 2022 through the third quarter of 2023; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

The Company anticipates funding these investments with cash from operations, through proceeds from its Credit Facility or from net proceeds from additional debt or equity offerings.

Tenant Improvements
The Company may provide tenant improvement allowances in new or renewal leases for the purpose of refurbishing or renovating tenant space. The Company may also assume tenant improvement obligations included in leases acquired in its real estate acquisitions. As of December 31, 2021 and 2020, the Company had approximately $10.4 million and $2.3 million, respectively, in commitments for tenant improvements. Five of these projects totaling $8.5 million, represent redevelopment projects of the buildings into different healthcare uses backed by long term leases. The Company anticipates funding these investments with cash from operations, through proceeds from its Credit Facility or from net proceeds from additional debt or equity offerings.

Capital Improvements
The Company has entered into contracts with various vendors for various capital improvement projects related to its portfolio. As of December 31, 2021 and 2020, the Company had commitments of approximately $0.9 million and $1.5 million, respectively, in commitments for capital improvement projects. The Company anticipates funding these investments with cash from operations, through proceeds from its Credit Facility or from net proceeds from additional debt or equity offerings.

Dividends
The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT.

During 2021, 2020 and 2019, the Company paid cash dividends in the amounts of $1.725 per share, $1.685 per share and $1.645 per share, respectively.

On February 10, 2022, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.4375 per share. The dividend is payable on March 1, 2022 to stockholders of record on February 22, 2022.
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

Management believes that in order to facilitate a clear understanding of the Company's historical consolidated operating results, these measures should be examined in conjunction with net income and cash flows from operations as presented in the Consolidated Financial Statements and other financial data included elsewhere in this Annual Report on Form 10-K.

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

The table below reconciles net income to FFO and AFFO for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2021	2020	2019
Net income	$22,492	$19,077	$8,376
Real estate depreciation and amortization	30,624	25,615	22,377
Income tax expense (1)	—	—	1,321
(Gain) loss from sales of real estate	(237)	313	—
Total adjustments	30,387	25,928	23,698
FFO	$52,879	$45,005	$32,074
Straight-line rent	(3,569)	(3,211)	(2,052)
Stock-based compensation	7,164	4,767	3,844
AFFO	$56,474	$46,561	$33,866
FFO per diluted common share	$2.20	$2.03	$1.67
AFFO per diluted common share	$2.35	$2.10	$1.77
Weighted Average Common Shares Outstanding-Diluted (2)	24,012	22,179	19,164

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

Net Operating Income ("NOI")

NOI is a key performance indicator. NOI is defined as net income or loss, computed in accordance with GAAP, generated from our total portfolio of properties and other investments before general and administrative expenses, depreciation and amortization expense, gains or losses on the sale of real estate properties or other investments, interest expense, deferred income tax expense, and interest and other income, net. We believe that NOI provides an accurate measure of operating performance of our operating assets because NOI excludes certain items that are not associated with management of the properties. The Company's use of the term NOI may not be comparable to that of other real estate companies as they may have different methodologies for computing NOI.

The table below reconciles net income to NOI for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
(In thousands)	2021	2020	2019
Net income	$22,492	$19,077	$8,376
General and administrative	12,113	8,768	7,719
Depreciation and amortization	30,401	25,378	22,225
(Gain) loss on sale of depreciable assets	(237)	313	—
Interest expense	10,542	8,620	9,301
Deferred income taxes	167	80	1,430
Interest and other income, net	(57)	(166)	(437)
NOI	$75,421	$62,070	$48,614

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

The table below reconciles net income to EBITDAre and Adjusted EBITDAre for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
(In thousands)	2021	2020	2019
Net income	$22,492	$19,077	$8,376
Interest expense	10,542	8,620	9,301
Depreciation and amortization	30,401	25,378	22,225
Deferred income taxes	167	80	1,430
(Gain) loss on sale of depreciable assets	(237)	313	—
EBITDAre	$63,365	$53,468	$41,332
Non-cash stock-based compensation expense	7,164	4,767	3,844
Adjusted EBITDAre	$70,529	$58,235	$45,176

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

Management must make judgments regarding the Company's level of influence or control over an entity and whether or not the Company is the primary beneficiary of a variable interest entity. Consideration of various factors include, but is not limited to, the Company's ability to direct the activities that most significantly impact the entity's governing body, the size and seniority of the Company's investment, the Company's ability and the rights of other investors to participate in policy making decisions, the Company's ability to replace the manager and/or liquidate the entity. Management's ability to correctly assess its influence or control over an entity when determining the primary beneficiary of a VIE affects the presentation of these entities in the Company's Consolidated Financial Statements. If it is determined that the Company is the primary beneficiary of a VIE, the Company's Consolidated Financial Statements would consolidate the VIE rather than the Company's pro rata results of its variable interest in the VIE. The Company would depend on the VIE to provide timely financial information and would rely on the interest control of the VIE to provide accurate financial information. Untimely or inaccurate financial information provided to the Company or deficiencies in the VIE's internal controls over financial reporting could impact the Company's Consolidated Financial Statements and its internal control over financial reporting.

Accounting for Acquisitions of Real Estate Properties
Real estate property acquisitions are accounted for as a business combination or an asset acquisition under Accounting Standards Update ("ASU") No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. An acquisition accounted for as a business combination is recorded at fair value and related closing costs are expensed as incurred. An acquisition accounted for as an asset acquisition is recorded at its purchase price, inclusive of acquisition costs, which is allocated among the acquired assets and assumed liabilities based upon their relative fair values at the date of acquisition. The Company expects that substantially all of its acquisitions will be accounted for as asset acquisitions.

The allocation of real estate property acquisitions may include land and land improvements, building and building improvements, and identified intangible assets and liabilities (consisting of above- and below-market leases, in-place leases, and tenant relationships) based on the evaluation of information and estimates available at that date, and the allocation of the purchase price is based on these assessments. The acquisition date fair values of the tangible and intangible assets and acquired liabilities are estimated based on information obtained from multiple sources as a result of pre-acquisition due diligence, tax records, and other sources, including third-party valuations. Based on these estimates, we recognize the acquired assets and liabilities based on their estimated fair values. We expense transaction costs associated with business combinations in the period incurred. The fair value of tangible property assets acquired considers the value of the property as if vacant determined by a combination of comparable sales, replacement cost, income valuation approach and other relevant data. The determination of fair value involves the use of significant judgment and estimation. We value land based on various inputs, which may include internal analysis of recently acquired properties, existing comparable properties within our portfolio, or third party appraisals or valuations based on comparable sales.

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

Revenue Recognition
The primary source of revenue for the Company is generated through its leasing arrangements with its tenants which is accounted for under Accounting Standards Codification Topic 842 ("ASC Topic 842"), or through notes with its borrowers which is covered under ASC 310. The Company's rental income and interest income are recognized based on contractual arrangements with its tenants and borrowers. From the inception of a lease, if collection of substantially all of the lease payments is probable for a tenant, then rental income is recognized as earned over the life of the lease agreement on a straight-line basis. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue in amounts more or less than amounts currently due from tenants. If management determines that collection of substantially all of a lease’s payments is not probable, it will revert to recognizing such lease payments on a cash basis and will reverse any recorded receivables related to that lease. In the event that management subsequently determines collection of substantially all of that lease’s receivable is probable, management will reinstate and record all such receivables for the lease in accordance with the lease.

The Company recognizes operating expense recoveries in the period that applicable expenses are incurred. Other variable payments, such as late fees and sales tax are recognized based on the contractual terms of its leases. Income received but not yet earned is deferred until such time it is earned. Prepaid rent is included in other liabilities on the Consolidated Balance Sheets.

Allowance for Credit Losses
ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments uses an expected credit loss ("CECL") model in evaluating the collectability of notes receivable and other financial instruments. The CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, that considers forecasts of future economic conditions in addition to information about past events and current conditions. Under the CECL model, the Company estimates credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument and is required to record a credit loss expense (or reversal) in each reporting period. At December 31, 2021 and 2020, the Company did not have any material expected credit losses and, therefore, did not record any credit losses.

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

As of December 31, 2021, the Company's Revolving Credit Facility and Term Loans were based on variable interest rates while its notes receivable and mortgage note payable bore interest at fixed rates. The Company has entered into interest rate swaps to fix the interest rates on its Term Loans.

The following table provides information regarding the sensitivity of certain of the Company’s financial instruments, as described above, to market conditions and changes resulting from changes in interest rates. For purposes of this analysis, sensitivity is demonstrated based on hypothetical 10% changes in the underlying market interest rates.

			Impact on Earnings and Cash Flows
(Dollars in thousands)	Outstanding Principal Balance at December 31, 2021	Calculated Annual Interest Expense	Assuming 10% Increase in Market Interest Rates	Assuming 10% Decrease in Market Interest Rates
Variable Rate Debt:
Revolving Credit Facility	$12,000	$339	$(34)	$34
A-2 Term Loan (1)	$50,000	$2,091	$—	$—
A-3 Term Loan (1)	$75,000	$3,213	$—	$—
A-4 Term Loan (1)	$125,000	$4,576	$—	$—
___________
(1) The Company has interest rate swaps that fix the interest rates of the A-2 Term Loan, the A-3 Term Loan, and A-4 Term Loan; therefore, changes in the interest rates will not impact our earnings or cash flows.

		Fair Value
(Dollars in thousands)	Outstanding Principal Balance at December 31, 2021	December 31, 2021	Assuming 10% Increase in Market Interest Rates	Assuming 10% Decrease in Market Interest Rates	December 31, 2020
Fixed Rate Receivables/Payable:
Notes Receivable (1)	$26,000	$25,869	$25,110	$26,171	$15,010
Mortgage Note Payable (1)	$5,076	$5,129	$5,087	$5,172	$5,432
___________
(1) Level 2 - Fair value based on quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

In July 2017, Financial Conduct Authority (the authority that regulates LIBOR) previously announced its intent to stop compelling banks to submit rates for the calculation of LIBOR after 2021, and the administrator of LIBOR announced its intention to cease the publication of the one week and two month USD LIBOR settings immediately following December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. The one week and two month USD LIBOR settings were last published on December 31, 2021. Additionally, it is expected that banks will no longer issue LIBOR-based debt after December 31, 2021. Accordingly, there is considerable uncertainty regarding the publication of such rates beyond these dates. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. At this time, it is not known whether or when SOFR or other alternative reference rates will attain market traction as replacements for LIBOR. The Company's Credit Facility debt shown in the table above and discussed in Note 5 to the Consolidated Financial Statements is indexed to USD LIBOR and management is monitoring this activity and evaluating the related risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Community Healthcare Trust Incorporated
Franklin, Tennessee
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Community Healthcare Trust Incorporated (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 15, 2022 expressed an unqualified opinion thereon.
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
Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Asset Impairment – Identification of Triggering Events and Assessment of Recoverability for Real Estate Properties

The Company recorded total real estate properties, net of accumulated depreciation, of approximately $701.0 million as of December 31, 2021. As described in Note 1 to the consolidated financial statements, the Company assesses the potential for impairment of long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicates that the carrying value might not be fully recoverable ("triggering events"). A property value is impaired when management’s estimate of current and projected, undiscounted and unleveraged, operating cash flows of the property is less than the net carrying value of the property.

We identified management's evaluation of triggering events and the assessment of recoverability for real estate properties as a critical audit matter. Management’s identification of triggering events requires judgement in evaluating the existence of impairment indicators including negative economic or industry trends and under performance of an asset relative to expected operating results. Additionally, in determining the operating cash flows used in performing recoverability tests, management must estimate certain assumptions including market rent and terminal capitalization rates. Auditing management’s judgments was especially challenging and required increased auditor effort including the use of a specialist.

The primary procedures we performed to address this critical audit matter included:

•Testing the design and operating effectiveness of controls related to management's assessment of the potential impairment of real estate assets and performance of recoverability tests for certain properties.

•Evaluating management's identification and assessment of potential triggering events, including negative economic or industry trends and under performance of an asset relative to expected operating results.

•Testing the assumptions used by management in determining which properties require a recoverability test and evaluating management's assumptions with respect to market rent and terminal capitalization rates used in performing the recoverability tests.

•Utilizing professionals with specialized knowledge and skills in valuation to assist in testing specific market- based assumptions, including market rent and terminal capitalization rates used by the Company in performing its recoverability tests.

/s/     BDO USA, LLP
We have served as the Company's auditor since 2015.
Nashville, Tennessee
February 15, 2022

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	December 31,
	2021	2020
ASSETS
Real estate properties
Land and land improvements	$97,397	$83,714
Buildings, improvements, and lease intangibles	736,465	651,398
Personal property	223	247
Total real estate properties	834,085	735,359
Less accumulated depreciation	(133,056)	(102,899)
Total real estate properties, net	701,029	632,460
Cash and cash equivalents	2,351	2,483
Restricted cash	516	409
Other assets, net	50,337	33,050
Total assets	$754,233	$668,402

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Debt, net	$265,625	$212,374
Accounts payable and accrued liabilities	7,845	5,743
Other liabilities, net	18,651	20,369
Total liabilities	292,121	238,486

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 450,000 shares authorized; 24,983 and 23,888 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	250	239
Additional paid-in capital	595,624	550,391
Cumulative net income	59,123	36,631
Accumulated other comprehensive loss	(4,980)	(11,846)
Cumulative dividends	(187,905)	(145,499)
Total stockholders’ equity	462,112	429,916
Total liabilities and stockholders' equity	$754,233	$668,402

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
REVENUES
Rental income	$87,661	$73,925	$58,269
Other operating interest	2,918	1,759	2,580
	90,579	75,684	60,849

EXPENSES
Property operating	15,158	13,614	12,235
General and administrative	12,113	8,768	7,719
Depreciation and amortization	30,401	25,378	22,225
	57,672	47,760	42,179

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND OTHER ITEMS	32,907	27,924	18,670
Gain (loss) on sales of real estate	237	(313)	—
Interest expense	(10,542)	(8,620)	(9,301)
Deferred income tax expense	(167)	(80)	(1,430)
Interest and other income, net	57	166	437
INCOME FROM CONTINUING OPERATIONS	22,492	19,077	8,376
NET INCOME	$22,492	$19,077	$8,376

INCOME PER COMMON SHARE
Net income per common share – Basic	$0.87	$0.80	$0.37
Net income per common share – Diluted	$0.87	$0.80	$0.37
WEIGHTED AVERAGE COMMON SHARE OUTSTANDING-BASIC	23,263	21,576	18,685
WEIGHTED AVERAGE COMMON SHARE OUTSTANDING-DILUTED	23,263	21,576	18,685

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31,
	2021	2020	2019

NET INCOME	$22,492	$19,077	$8,376
Other comprehensive income (loss):
Increase (decrease) in fair value of cash flow hedges	2,410	(9,945)	(5,472)
Reclassification of amounts recognized as interest expense	4,456	2,907	31
Total other comprehensive income (loss)	6,866	(7,038)	(5,441)
COMPREHENSIVE INCOME	$29,358	$12,039	$2,935

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars and shares in thousands, except per share amounts)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Cumulative Net Income	Accumulated Other Comprehensive Income (Loss)	Cumulative Dividends	Total Stockholders' Equity
Balance at December 31, 2018	—	$—	18,635	$186	$337,180	$9,178	$633	$(75,518)	$271,659
Issuance of common stock, net of issuance costs	—	—	2,554	26	106,902	—	—	—	106,928
Stock-based compensation	—	—	222	2	3,834	—	—	—	3,836
Unrecognized loss on cash flow hedges	—	—	—	—	—	—	(5,472)	—	(5,472)
Reclassification adjustment for losses included in net income (interest expense)	—	—	—	—	—	—	31	—	31
Net income	—	—	—	—	—	8,376	—	—	8,376
Dividends to common stockholders ($1.645 per share)	—	—	—	—	—	—	—	(31,947)	(31,947)
Balance at December 31, 2019	—	$—	21,411	$214	$447,916	$17,554	$(4,808)	$(107,465)	$353,411
Issuance of common stock, net of issuance costs	—	—	2,207	22	97,742	—	—	—	97,764
Stock-based compensation	—	—	270	3	4,733	—	—	—	4,736
Unrecognized loss on cash flow hedges	—	—	—	—	—	—	(9,945)	—	(9,945)
Reclassification adjustment for losses included in net income (interest expense)	—	—	—	—	—	—	2,907	—	2,907
Net income	—	—	—	—	—	19,077	—	—	19,077
Dividends to common stockholders ($1.685 per share)	—	—	—	—	—	—	—	(38,034)	(38,034)
Balance at December 31, 2020	—	$—	23,888	$239	$550,391	$36,631	$(11,846)	$(145,499)	$429,916
Issuance of common stock, net of issuance costs	—	—	823	8	38,072	—	—	—	38,080
Stock-based compensation, net of forfeitures	—	—	272	3	7,161	—	—	—	7,164
Unrecognized gain on cash flow hedges	—	—	—	—	—	—	2,410	—	2,410
Reclassification adjustment for losses included in net income (interest expense)	—	—	—	—	—	—	4,456	—	4,456
Net income	—	—	—	—	—	22,492	—	—	22,492
Dividends to common stockholders ($1.725 per share)	—	—	—	—	—	—	—	(42,406)	(42,406)
Balance at December 31, 2021	—	$—	24,983	$250	$595,624	$59,123	$(4,980)	$(187,905)	$462,112
See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES
Net income	$22,492	$19,077	$8,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,401	25,378	22,225
Other amortization	824	136	527
Stock-based compensation	7,164	4,736	3,836
Straight-line rent receivable	(3,569)	(3,211)	(2,052)
(Gain) loss on sales of real estate property	(237)	313	—
Deferred income tax expense	167	80	1,430
Changes in operating assets and liabilities:
Other assets	(1,285)	517	(1,761)
Accounts payable and accrued liabilities	(438)	1,015	(95)
Other liabilities	829	329	(124)
Net cash provided by operating activities	56,348	48,370	32,362
INVESTING ACTIVITIES
Acquisitions of real estate	(88,099)	(126,818)	(150,001)
Proceeds from the sales of real estate	1,263	248	—
Acquisition and funding of notes receivable	(14,350)	(1,750)	—
Proceeds from repayments on notes receivable	3,978	10,253	1,195
Capital expenditures on existing real estate properties	(7,219)	(6,995)	(4,372)
Net cash used in investing activities	(104,427)	(125,062)	(153,178)
FINANCING ACTIVITIES
Net (repayments) borrowings on revolving credit facility	(21,000)	18,000	(28,000)
Term loan borrowings	125,000	—	75,000
Term loan repayments	(50,000)	—	—
Mortgage note repayments	(104)	(108)	(103)
Dividends paid	(42,406)	(38,034)	(31,947)
Proceeds from issuance of common stock	38,426	97,972	107,250
Equity issuance costs	(216)	(269)	(449)
Debt issuance costs	(1,646)	—	(1,304)
Net cash provided by financing activities	48,054	77,561	120,447
(Decrease) increase in cash, cash equivalents and restricted cash	$(25)	$869	$(369)
Cash, cash equivalents and restricted cash, beginning of period	2,892	2,023	2,392
Cash, cash equivalents and restricted cash, end of period	$2,867	$2,892	$2,023

	For the Year Ended December 31,
	2021	2020	2019
Supplemental Cash Flow Information:
Interest paid	$9,972	$8,125	$8,846
Invoices accrued for construction, tenant improvement and other capitalized costs	$2,382	$890	$385
Reclassification between accounts and notes receivable	$—	$13	$47
Reclassification of registration statement costs incurred in prior year to equity issuance costs	$346	$225	$322
Increase (decrease) in fair value of cash flow hedges	$2,410	$(9,945)	$(5,472)
Notes, mortgage and interest receivable payments utilized to originate note receivable	$—	$—	$23,500
Interest accrued to notes receivable	$—	$15	$29
Capitalized interest	$279	$111	$—
See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 1—Summary of Significant Accounting Policies

Business Overview
Community Healthcare Trust Incorporated (the ‘‘Company’’, ‘‘we’’, ‘‘our’’) was organized in the State of Maryland on March 28, 2014. The Company is a fully-integrated healthcare real estate company that owns and acquires real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers. As of December 31, 2021, we had investments of approximately $837.1 million in 153 real estate properties (including a portion of one property accounted for as a sales-type lease with a gross amount totaling approximately $3.0 million). The properties are located in 33 states, totaling approximately 3.4 million square feet in the aggregate and were approximately 90.0% leased at December 31, 2021 with a weighted average remaining lease term of approximately 7.8 years. Any references to square footage, property count, or occupancy percentages, and any amounts derived from these values in these notes to the consolidated financial statements are unaudited.

COVID-19 Pandemic
The world was, and continues to be, impacted by the novel coronavirus (COVID-19) pandemic. COVID-19 and measures to prevent its spread impacted many healthcare providers, including some of our tenants. During 2020 and 2021, some of them were not seeing patients, others saw a reduced number of elective procedures and/or patient visits, while others experienced limited impact, or even saw improved cash flows from either increases in census or government funding.

As a result of the pandemic, during 2020 and 2021, the Company entered into deferral agreements with 18 tenants, with deferrals representing less than one percent of our annualized rent in the aggregate. All amounts that were due under the deferral agreements have been repaid.

Principles of Consolidation
Our Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries, and may also include joint ventures, partnerships and variable interest entities, or VIEs, where the Company controls the operating activities. Management must make judgments regarding the Company's level of influence or control over an entity and whether or not the Company is the primary beneficiary of a VIE. Consideration of various factors include, but is not limited to, the Company's ability to direct the activities that most significantly impact the entity's governing body, the size and seniority of the Company's investment, and the Company's ability to replace the manager and/or liquidate the entity. Management's ability to correctly assess its influence or control over an entity when determining the primary beneficiary of a VIE affects the presentation of these entities in the Company's Consolidated Financial Statements. If it is determined that the Company is the primary beneficiary of a VIE, the Company's Consolidated Financial Statements would consolidate the VIE rather than the Company's pro rata results of its variable interest in the VIE. Untimely or inaccurate financial information provided to the Company or deficiencies in the VIE's internal control over financial reporting could impact the Company's Consolidated Financial Statements and its own internal control over financial reporting. See Note 10 regarding VIEs identified by the Company related to its notes receivable.

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

	December 31,
(Dollars in thousands)	2021	2020
Cash and cash equivalents	$2,351	$2,483
Restricted cash	516	409
Cash, cash equivalents and restricted cash	$2,867	$2,892

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

The allocation of real estate property acquisitions may include land and land improvements, building and building improvements, and identified intangible assets and liabilities (consisting of above- and below-market leases, in-place leases, and tenant relationships) based on the evaluation of information and estimates available at that date, and we allocate the purchase price based on these assessments. We make estimates of the acquisition date fair value of the tangible and intangible assets and acquired liabilities using information obtained from multiple sources as a result of pre-acquisition due diligence, tax records, and other sources, including third-party valuations. Based on these estimates, we recognize the acquired assets and liabilities at their relative fair values for asset acquisitions. The fair value of tangible property assets acquired considers the value of the property as if vacant determined by a combination of comparable sales, replacement cost, income valuation approach and other relevant data. The determination of fair value involves the use of significant judgment and estimation. We value land based on various inputs, which may include internal analysis of recently acquired properties, existing comparable properties within our portfolio, or third party appraisals or valuations based on comparable sales.

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

Notes to Consolidated Financial Statements - Continued
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

The Company may capitalize direct costs, including costs such as construction costs and professional services, and indirect costs, including capitalized interest and overhead costs, associated with the development and construction of real estate assets while substantive activities are ongoing to prepare the assets for their intended use. Capitalized interest cost is calculated using the weighted average interest rate of the revolving credit facility debt.

Long-lived Asset Impairments
The Company assesses the potential for impairment of identifiable, definite-lived, intangible assets and long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicates that the carrying value might not be fully recoverable. Indicators of impairment may include significant under-performance of an asset relative to historical or expected operating results; significant changes in the Company’s use of assets or the strategy for its overall business; plans to sell an asset before its depreciable life has ended; the expiration of a significant portion of leases in a property; or significant negative economic trends or negative industry trends for the Company or its operators. In addition, the Company’s review for possible impairment may include those assets subject to purchase options and those impacted by casualties, such as tornadoes and hurricanes. A long-lived asset is impaired when management's estimate of current and projected, undiscounted and unleveraged, operating cash flows of the property is less than the net carrying value of the property. In determining these cash flows, the Company estimates market rent, capitalization rates, and other relevant inputs. If management determines that the carrying value of the Company’s assets may not be fully recoverable based on the existence of any of the factors above, or others, management would measure and record an impairment charge based on the estimated fair value of the property or the estimated fair value less costs to sell the property. No impairments on long-lived assets were recorded during the years ended December 31, 2021, 2020 or 2019.

Assets Held for Sale
The Company may sell properties from time to time for various reasons, including the exercise of purchase options by our tenants. The Company classifies long-lived assets as held for sale once certain criteria have been met. The Company classifies a real estate property, or portfolio, as held for sale when: (i) management has approved the disposal, (ii) the property is available for sale in its present condition, (iii) an active program to locate a buyer has been initiated, (iv) it is probable that the property will be disposed of within one year, (v) the property is being marketed at a reasonable price relative to its fair value, and (vi) it is unlikely that the disposal plan will significantly change or be withdrawn. Following the classification of a property as “held for sale,” no further depreciation or amortization is recorded on the assets and the assets are recorded at the lower of carrying value or fair market value, less cost to sell.

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

Lease Accounting
As a lessor, we make a determination with respect to each of our leases whether they should be accounted for as sales-type, direct-financing, or operating lease. Additionally, for each of our real estate transactions involving the leaseback of the related property to the seller or affiliates of the seller, we determine whether these transactions qualify as sale and leaseback transactions under the accounting guidance in Accounting Standards Codification ("ASC") 842, Leases. For these transactions, we consider various inputs and assumptions including, but not necessarily limited to, lease terms, renewal options, discount rates, and other rights and provisions in the purchase and sale agreement, lease and other documentation to determine whether control has been transferred to the Company or remains with the lessee. A transaction involving a sale leaseback will be treated as a purchase of a real estate property if it is considered to transfer control of the underlying asset from the lessee to the Company. Criteria in determining the lease classification includes estimates and assumptions regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic useful life of the facilities, the existence of a purchase option, and certain other terms in the lease agreements, as well as the amounts we expect to derive from the underlying property at the end of each lease which equals our purchase price. The lease accounting guidance requires that a sale leaseback with an option to purchase the property from the landlord at the tenant's option be accounted for as a financing or sales-type lease. We expect that most of our leases will be accounted for as operating leases. The Company has a portion of one property accounted for as a sales-type lease at December 31, 2021 included in other assets.

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

The Company is the lessee under four ground leases accounted for as operating leases and one ground lease accounted for as a financing lease. The Company has elected not to separate lease and nonlease components, such as common area maintenance, unless certain conditions are not met. Discount rates are determined using Company specific incremental borrowing rates, which represent the rate of interest that it would pay to borrow on a fully collateralized basis over a similar term. Right-of-use lease assets are included in other assets and lease liabilities are included in other liabilities on the Company's Consolidated Balance Sheets.

Revenue Recognition
The primary source of revenue for the Company is generated through its leasing arrangements with its tenants which is accounted for under ASC Topic 842, or through notes with its borrowers which is covered under ASC 310. The Company's rental income and interest income are recognized based on contractual arrangements with its tenants and borrowers. From the inception of a lease, if collection of substantially all of the lease payments is probable for a tenant, then rental income is recognized as earned over the life of the lease agreement on a straight-line basis. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue in amounts more or less than amounts currently due from tenants. If management determines that collection of substantially all of a

Notes to Consolidated Financial Statements - Continued
lease’s payments is not probable, it will revert to recognizing such lease payments on a cash basis and will reverse any recorded receivables related to that lease. In the event that management subsequently determines collection of substantially all of that lease’s receivable is probable, management will reinstate and record all such receivables for the lease in accordance with the lease terms. The Company maintains a general allowance for its lease receivables that the Company has determined are probable of collection.

The Company recognizes operating expense recoveries in the period that applicable expenses are incurred. Other variable payments, such as late fees and sales tax are recognized based on the contractual terms of its leases. Income received but not yet earned is deferred until such time it is earned. Prepaid rent is included in other liabilities on the Consolidated Balance Sheets.

Allowance for Credit Losses
Upon adoption of ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments on January 1, 2020, the Company uses an expected credit loss ("CECL") model in evaluating the collectability of its notes receivable and other financial instruments from time to time. The CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, that considers forecasts of future economic conditions in addition to information about past events and current conditions. Under the CECL model, the Company will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument and is required to record a credit loss expense (or reversal) in each reporting period. At December 31, 2021 and 2020, the Company did not have any material expected credit losses and, therefore, did not record any credit losses.

Stock-Based Compensation
The Company's 2014 Incentive Plan, as amended (the "2014 Incentive Plan") is intended to attract and retain qualified persons upon whom, in large measure, our sustained progress, growth and profitability depend, to motivate the participants to achieve long-term company goals and to more closely align the participants’ interests with those of our other stockholders by providing them with a proprietary interest in our growth and performance. The three distinct programs under the 2014 Incentive Plan are the Amended and Restated Alignment of Interest Program, the Amended and Restated Executive Officer Incentive Program and the Non-Executive Officer Incentive Program. Our executive officers, officers, employees, consultants and non-employee directors are eligible to participate in the 2014 Incentive Plan. The 2014 Incentive Plan increases, on an annual basis, the number of shares of common stock available for issuance to an amount equal to 7% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year. The 2014 Incentive Plan is administered by the Company’s compensation committee, which interprets the 2014 Incentive Plan and has broad discretion to select the eligible persons to whom awards will be granted, as well as the type, size and terms and conditions of each award, including the number of shares subject to awards and the expiration date of, and the vesting schedule or other restrictions (including, without limitation, restrictive covenants) applicable to, awards. The Company recognizes share-based payments to its directors and employees in its Consolidated Statements of Income on a straight-line basis over the shorter of the requisite service period, retirement eligibility date, or other period as deemed appropriate based on the fair value of the award on the grant date. In the event of a forfeiture, the previously recognized expense would be reversed.

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

Notes to Consolidated Financial Statements - Continued
Income Taxes
The Company has elected to be taxed as a real estate investment trust ("REIT"), as defined under the Internal Revenue Code of 1986, as amended (the "Code"). The Company and two subsidiaries have also elected for those subsidiaries to be treated as taxable REIT subsidiaries ("TRSs"), which are subject to federal and state income taxes. No provision has been made for federal income taxes for the REIT; however, the Company has recorded income tax expense or benefit for the TRSs to the extent applicable. The Company also evaluates the realizability of its deferred tax assets and will record valuation allowances if it is determined that more likely than not the asset will not be recovered. The Company intends at all times to qualify as a REIT under the Code. The Company must distribute at least 90% per annum of its REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles) and meet other requirements to continue to qualify as a REIT. See further discussion in Note 15.

The Company classifies interest and penalties related to uncertain tax positions, if any, in the Consolidated Statements of Income as a component of general and administrative expenses. No such amounts were recognized during 2021, 2020 or 2019.

The Company is subject to audit by the Internal Revenue Service and by state taxing authorities for the years ended December 31, 2020, 2019, and 2018.

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

Derivative Financial Instruments
In the normal course of business, we are subject to risk from adverse fluctuations in interest rates. We have chosen to manage this risk through the use of derivative financial instruments, primarily with interest rate swaps. Counterparties to these contracts are major financial institutions. We are exposed to credit loss in the event of nonperformance by these counterparties. We do not use derivative instruments for trading or speculative purposes. Our objective in managing exposure to market risk is to limit the impact on cash flows relating to interest payments on the Company's variable rate debt. To qualify for hedge accounting, our interest rate swaps must effectively reduce the risk exposure that they are designed to hedge. In addition, at inception of a qualifying cash flow hedging relationship, the underlying transaction or transactions must be, and are expected to remain, probable of occurring in accordance with our related assertions. All of our hedges are cash flow hedges and are recognized at their fair value in the Consolidated Balance Sheets. Changes in the fair value of the derivatives are recognized in accumulated other comprehensive loss.
Earnings per Share
Basic earnings per common share is computed by dividing net income by the weighted average common shares outstanding less issued and outstanding non-vested shares of common stock. Diluted earnings per common share is calculated by including the effect of dilutive securities.

Our unvested restricted common stock outstanding contains non-forfeitable rights to dividends, and accordingly, these awards are deemed to be participating securities. These participating securities, under the 2-class method, are excluded in the earnings allocation in computing both basic and diluted earnings per common share.

Notes to Consolidated Financial Statements - Continued
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

Note 2—Real Estate Investments

As of December 31, 2021, we had real estate investments of approximately $837.1 million in 153 real estate properties (including a portion of one property accounted for as a sales-type lease with a gross amount totaling approximately $3.0 million, included in other assets on the Consolidated Balance Sheets). The Company's real estate investments are diversified by property type, geographic location, and tenant as shown in the following tables.

Property Type	# of Properties	Gross Investment (in thousands)
Medical Office Building	61	$289,377
Acute Inpatient Behavioral	5	130,347
Inpatient Rehabilitation Facilities	6	127,676
Specialty Centers	34	106,169
Physician Clinics	28	83,151
Surgical Centers and Hospitals	10	54,467
Behavioral Specialty Facilities	8	30,977
Long-term Acute Care Hospitals	1	14,937
Total	153	$837,101

State	# of Properties	Gross Investment (in thousands)
Texas	15	$136,300
Illinois	16	120,073
Ohio	21	74,425
Florida	14	65,737
Massachusetts	2	35,298
All Others	85	405,268
Total	153	$837,101

Primary Tenant	# of Properties	Gross Investment (in thousands)
US Healthvest	3	$77,964
Everest Rehabilitation	3	57,100
All Others	147	702,037
Total	153	$837,101

Notes to Consolidated Financial Statements - Continued
Depreciation and amortization expense was $30.4 million, $25.4 million and $22.2 million, respectively, for the years ended December 31, 2021, 2020 and 2019, which is included on the Company's Consolidated Statements of Income. Depreciation and amortization is recognized on a straight-line basis over the estimated useful lives of the assets.

The estimated useful lives of our real estate properties at December 31, 2021 are as follows:

Land improvements	3 - 20 years
Buildings	13 - 50 years
Building improvements	3 - 39.8 years
Tenant improvements	1.9 - 14.4 years
Lease intangibles	1.7 - 13.7 years
Personal property	3 -10 years

Note 3—Real Estate Leases

Lessor Accounting
The Company’s properties are generally leased pursuant to non-cancelable, fixed-term operating leases with expiration dates through 2039. The Company’s leases generally require the lessee to pay minimum rent, with fixed rent renewal terms or increases based on a Consumer Price Index and may also include additional rent, which may include taxes (including property taxes), insurance, maintenance and other operating costs associated with the leased property. The real estate properties were 90.0% leased at December 31, 2021 with a weighted average remaining lease term of approximately 7.8 years.

Future Minimum Lease Payments
Future minimum lease payments under the non-cancelable operating leases due the Company for the years ending December 31, as of December 31, 2021, are as follows (in thousands):

2022	$74,906
2023	71,013
2024	66,537
2025	61,156
2026	53,420
2027 and thereafter	335,957
$662,989

Customer Concentrations
The Company's real estate portfolio is leased to a diverse tenant base. See Note 2. For the years ended December 31, 2021, 2020 and 2019, the Company had no customers that accounted for more than 10% of its consolidated revenues.

Purchase Option Provisions
Certain of the Company's leases provide the lessee with a purchase option or a right of first refusal to purchase the leased property. The purchase option provisions generally allow the lessee to purchase the leased property at fair value or at an amount greater than the Company's gross investment in the leased property at the time of the purchase. Since the Company's initial public offering, two of the Company's tenants have exercised their purchase option. These two properties were sold in 2018 and 2021.

At December 31, 2021, the Company had an aggregate gross investment of approximately $37.1 million in 7 real estate properties with purchase options exercisable at December 31, 2021 that had not been exercised.

Notes to Consolidated Financial Statements - Continued

Straight-line rental income
Rental income is recognized as earned over the life of the lease agreement on a straight-line basis when collection of rental payments over the term of the lease is probable. Straight-line rent included in rental income was approximately $3.6 million, $3.2 million, and $2.1 million, respectively, for the years ended December 31, 2021, 2020 and 2019.

Prepaid rent
Income received but not yet earned is deferred until such time it is earned. Prepaid rent, included in other liabilities on the Consolidated Balance Sheets, was approximately $3.8 million and $2.6 million, respectively, at December 31, 2021 and 2020.

Sales-type lease
The Company has a portion of one property accounted for as a sales-type lease with a gross amount totaling approximately $3.0 million included in other assets, net on the Company's Consolidated Balance Sheet. Future lease payments due to the Company under this lease for the years ending December 31, as of December 31, 2021, are as follows (in thousands):

2022	$326
2023	336
2024	346
2025	356
2026	367
2027 and thereafter	5,588
Total undiscounted lease receivable	7,319
Discount	(4,288)
Lease receivable	$3,031

During the year ending December 31, 2021, the Company recognized interest income of approximately $0.4 million related to this lease which is included in other operating income on the Company's Consolidated Income Statement.

Lessee Accounting
At December 31, 2021, the Company was obligated, as the lessee, under four non-prepaid ground leases accounted for as operating leases with expiration dates through 2076, including renewal options, and one non-prepaid ground lease accounted for as a financing lease with an expiration date through 2085, including renewal options. Any rental increases related to the Company's ground leases are generally either stated or based on the Consumer Price Index. The Company's future lease payments under these non-prepaid ground leases were as follows (in thousands):

	Operating	Financing
2022	$41	$125
2023	42	125
2024	43	138
2025	44	138
2026	44	138
2027 and thereafter	1,193	5,483
Total undiscounted lease payments	1,407	6,147
Discount	(612)	(3,174)
Lease liabilities	$795	$2,973

Notes to Consolidated Financial Statements - Continued

The following table discloses other information regarding the ground leases.

	Year Ended December 31,
	2021	2020
Operating leases:
Weighted-average remaining lease term in years (including renewal options)	37.0	38.3
Weighted-average discount rate	4.0%	4.0%

Financing leases:
Weighted-average remaining lease term in years (including renewal options)	37.0	n/a
Weighted-average discount rate	4.1%	n/a

Note 4—Real Estate Acquisitions and Dispositions

2021 Real Estate Acquisitions
During the year ended December 31, 2021, the Company acquired 13 real estate properties as detailed in the table below. Upon acquisition, the properties were 98.3% leased in the aggregate with lease expirations through 2036. Amounts recorded in revenues and net income for these properties were approximately $7.3 million and $3.7 million, respectively, and transaction costs totaling approximately $0.8 million were capitalized for the year ended December 31, 2021 relating to these property acquisitions.

Location	Property Type (1)	Date Acquired	Purchase Price	Cash Consideration	Real Estate	Other (2)	Square Footage
			(000's)	(000's)	(000's)	(000's)	(Unaudited)
Brenham, TX	PC	01/19/21	$5,029	$5,034	$5,072	$(38)	37,354
Lexington, VA	PC	01/25/21	3,101	3,142	3,164	(22)	15,820
Toledo, OH	BSF	02/5/21	4,825	4,893	4,893	—	13,290
Hudson, OH	BSF	02/5/21	4,825	4,892	4,892	—	13,290
Oklahoma City, OK	IRF	03/1/21	21,000	21,025	21,025	—	39,637
Keller, TX	IRF	03/1/21	21,000	21,021	21,021	—	39,761
Cincinnati, OH	MOB	04/14/21	4,167	3,494	4,336	(842)	43,599
Pittsburgh, PA	MOB	06/10/21	5,347	5,420	6,556	(1,136)	34,077
Houston, TX	MOB	07/21/21	3,737	3,732	3,755	(23)	14,360
Belcamp, MD	MOB	08/31/21	5,538	5,568	5,698	(130)	23,388
Marion, OH	MOB	10/15/21	3,506	3,517	3,497	20	27,246
Columbus, OH	MOB	12/17/21	2,613	2,653	2,673	(20)	16,751
Lancaster, CA	MOB	12/17/21	3,676	3,708	3,723	(15)	10,646

			$88,364	$88,099	$90,305	$(2,206)	329,219

(1) PC - Physician Clinic; BSF - Behavioral Specialty Facility; IRF - Inpatient Rehabilitation Facility; MOB - Medical Office Building
(2) Includes items including, but not limited to, other assets, liabilities assumed, and security deposits.

Notes to Consolidated Financial Statements - Continued
The following table summarizes the estimated relative fair values of the assets acquired and liabilities assumed in the property acquisitions for the year ended December 31, 2021.

	Estimated Fair Value	Weighted Average Useful Life
	(In thousands)	(In years)
Land and land improvements	$13,142	11.9
Building and building improvements	69,143	40.3
Intangibles:
At-market lease intangibles	8,100	4.1
Above-market lease intangibles	149	4.9
Below-market lease intangibles	(172)	4.5
Total intangibles	8,077
Accounts receivable and other assets acquired	52
Accounts payable, accrued liabilities and other liabilities acquired	(982)
Financing right-of-use lease asset acquired	1,898
Financing lease liability acquired	(2,971)
Prorated rent, interest and operating expense reimbursement amounts collected	(260)
Total cash consideration	$88,099

2021 Real Estate Disposition
During the fourth quarter of 2021, the Company disposed of a 30,000 square foot medical office building in Alabama, received net proceeds of approximately $1.3 million, and recognized a gain of approximately $0.2 million. The Company disposed of the property pursuant to the tenant's exercise of its purchase option on the property.

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

Notes to Consolidated Financial Statements - Continued

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

	Estimated Fair Value	Weighted Average Useful Life
	(In thousands)	(In years)
Land and land improvements	$15,809	10.9
Building and building improvements	97,773	37.7
Intangibles:
At-market lease intangibles	11,602	7.2
Above-market lease intangibles	550	5.5
Below-market lease intangibles	(504)	8.5
Total intangibles	11,648
Accounts receivable and other assets acquired (1)	3,708
Accounts payable, accrued liabilities and other liabilities acquired (2)	(1,413)
Prorated rent, interest and operating expense reimbursement amounts collected	(707)
Total cash consideration	$126,818
____________
(1) Includes a portion of a property accounted for as a financing lease.
(2) Includes security deposits received.

2020 Real Estate Disposition
During the second quarter of 2020, the Company sold a land parcel related to one of its properties for approximately $0.3 million and recognized a loss on sale of approximately $0.3 million.

Note 5—Debt, net

The table below details the Company's debt, net as of December 31, 2021 and December 31, 2020.

	Balance as of December 31,
(Dollars in thousands)	2021	2020	Maturity Dates
Credit Facility:
Revolving Credit Facility	$12,000	$33,000	3/26
A-1 Term Loan, net	—	49,908	n/a
A-2 Term Loan, net	49,813	49,828	3/24
A-3 Term Loan, net	74,487	74,524	3/26
A-4 Term Loan, net	124,296	—	3/28
Mortgage Note Payable	5,029	5,114	5/24
	$265,625	$212,374

Credit Facility
On March 19, 2021, Community Healthcare Trust Incorporated, as borrower, entered into a third amended and restated credit facility by and among Community Healthcare Trust Incorporated, as borrower, the several banks and financial institutions party thereto as lenders, and Truist Bank, as administrative agent (the "Credit Facility").

The Credit Facility allows the Company to borrow, through the accordion feature, up to $600.0 million, including the ability to add and fund incremental term loans. The Credit Facility extended the revolving credit facility (the "Revolving Credit Facility") maturity to March 19, 2026, removed collateral security provisions, repaid the five-year

Notes to Consolidated Financial Statements - Continued
term loan facility in the aggregate principal amount of $50.0 million (the "A-1 Term Loan") which was set to mature on March 29, 2022, entered into a new seven-year term loan facility in the aggregate principal amount of $125.0 million (the "A-4 Term Loan"), which matures on March 19, 2028, provided the Company the ability to apply lower margins to its annual interest rate after it obtains an investment grade rating of BBB-/Baa3 (or the equivalent) from a rating agency, and modified its debt covenants.

The Credit Facility provides for a $150.0 million Revolving Credit Facility and $250.0 million in term loans (the "Term Loans"). The Revolving Credit Facility matures on March 19, 2026 and includes one 12-month option to extend the maturity date of the Revolving Credit Facility, subject to the satisfaction of certain conditions. The Term Loans include a seven-year term loan facility in the aggregate principal amount of $50.0 million (the "A-2 Term Loan"), which matures on March 29, 2024, a seven-year term loan facility in the aggregate principal amount of $75.0 million (the"A-3 Term Loan"), which matures on March 29, 2026, and a seven-year term loan facility in the aggregate principal amount of $125.0 million, which matures on March 19, 2028. Loans under the Credit Facility are interest only with principal amounts due as of each facility's applicable maturity date.

Amounts outstanding under the Revolving Credit Facility bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 1.25% to 1.90% or (ii) a base rate plus 0.25% to 0.90% in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.20% of the amount of the unused portion of the Revolving Credit Facility if amounts borrowed are greater than 33.3% of the borrowing capacity under the Revolving Credit Facility and 0.25% of the unused portion of the Revolving Credit Facility if amounts borrowed are less than or equal to 33.3% of the borrowing capacity under the Revolving Credit Facility. The Company had $12.0 million outstanding under the Revolving Credit Facility with a borrowing capacity remaining of approximately $138.0 million at December 31, 2021.

Amounts outstanding under the Term Loans bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 1.45% to 2.30% or (ii) a base rate plus 0.45% to 1.30%, in each case, depending upon the Company’s leverage ratio. The Company has entered into interest rate swaps to fix the interest rates on the Term Loans. See Note 6 for more details on the interest rate swaps. At December 31, 2021, the Company had $250.0 million outstanding under the Term Loans which had a fixed weighted average interest rate under the swaps of approximately 3.95%.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. The Company was in compliance with its financial covenants under its Credit Facility as of December 31, 2021.

Mortgage Note Payable
In 2018, we acquired a building and assumed a $5.4 million mortgage note payable, secured by the building. The building had a $7.0 million carrying value at December 31, 2021. The mortgage note amortizes monthly at a fixed interest rate of 4.98% with a balloon payment upon maturity on May 1, 2024. Principal repayments due on the mortgage note are approximately $0.1 million, $0.1 million and $4.8 million for the years ended December 31, 2022, 2023, and 2024. The Company's unamortized loan costs related to the mortgage note was approximately $47,000 and $66,000 at December 31, 2021 and 2020, respectively.

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

Notes to Consolidated Financial Statements - Continued
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

As of December 31, 2021, the Company had fourteen outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk for notional amounts totaling $250.0 million, including four forward-starting interest rate swaps for notional amounts totaling $50.0 million, which will not become effective until March 31, 2022.

Tabular Disclosure of Fair Value of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2021 and 2020.

	Asset Derivatives Fair Value at December 31,			Liability Derivatives Fair Value at December 31,
(in thousands)	2021	2020	Balance Sheet Classification	2021	2020	Balance Sheet Classification
Interest rate swaps	$343	$—	Other assets, net	$5,324	$11,846	Other liabilities, net

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive (loss) income ("AOCI") and are subsequently reclassified to interest expense in the period that the hedged forecasted transaction affects earnings.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s Term Loans. During the next twelve months, the Company estimates that an additional $3.4 million will be reclassified from AOCI as an increase to interest expense.

Tabular Disclosure of the Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the for the years ended December 31, 2021 and 2020.

	For the Year Ended December 31,
(Dollars in thousands)	2021	2020
Amount of unrealized gain (loss) recognized in OCI on derivative	$2,410	$(9,945)
Amount of loss reclassified from AOCI into interest expense	$4,456	$2,907
Total interest expense presented in the Consolidated Statements of Income in which the effects of the cash flow hedges are recorded	$10,542	$8,620

Notes to Consolidated Financial Statements - Continued
Tabular Disclosures of Offsetting Derivatives
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of December 31, 2021 and December 31, 2020. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheets.

Offsetting of Derivative Assets (as of December 31, 2021)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$343	$—	$343	$(247)	$—	$96

Offsetting of Derivative Liabilities (as of December 31, 2021)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$(5,324)	$—	$(5,324)	$247	$—	$(5,077)

Offsetting of Derivative Assets (as of December 31, 2020)
Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$—	$—	$—	$—	$—	$—

Offsetting of Derivative Liabilities (as of December 31, 2020)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$(11,846)	$—	$(11,846)	$—	$—	$(11,846)

Credit-risk-related Contingent Features
As of December 31, 2021, the fair value of derivatives in a net liability position, including accrued interest, but excluding any adjustment for nonperformance risk related to these agreements, was $5.3 million. As of December 31, 2021, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company terminated these interest rate swaps, it would pay or receive the approximate aggregate termination value of the swaps at the time of the termination, which was approximately $5.3 million at December 31, 2021.

Notes to Consolidated Financial Statements - Continued
Note 7—Stockholders’ Equity

Common Stock
The following table provides a reconciliation of the beginning and ending common stock balances for the years ended December 31, 2021, 2020 and 2019:

	For the Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
Balance, beginning of period	23,888	21,411	18,635
Issuance of common stock	823	2,207	2,554
Restricted stock issued	273	270	222
Restricted stock forfeited	(1)	—	—
Balance, end of period	24,983	23,888	21,411

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

The Company's activity under the ATM Program for the years ended December 31, 2021, 2020, and 2019 is detailed in the table below. As of December 31, 2021, the Company had approximately $101.0 million remaining that may be issued under the ATM Program.

	For the Year Ended December 31,
(Shares in thousands, except per share amounts)	2021	2020	2019
Shares issued	823	2,207	2,554
Net proceeds received (in millions)	$38.4	$98.0	$107.3
Average gross sales price per share	$47.68	$45.29	$42.85

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

Dividends Declared
During 2021, the Company declared and paid dividends totaling $1.725 per common share as shown in the table below.

Declaration Date	Record Date	Date Paid	Amount Per Share
February 11, 2021	February 25, 2021	March 5, 2021	$0.4275
April 29, 2021	May 14, 2021	May 28, 2021	$0.4300
July 29, 2021	August 13, 2021	August 27, 2021	$0.4325
October 28, 2021	November 12, 2021	November 26, 2021	$0.4350

During 2020, the Company declared and paid dividends totaling $1.685 per common share as shown in the table below.

Notes to Consolidated Financial Statements - Continued

Declaration Date	Record Date	Date Paid	Amount Per Share
February 6, 2020	February 18, 2020	February 28, 2020	$0.4175
May 4, 2020	May 15, 2020	May 29, 2020	$0.4200
August 3, 2020	August 17, 2020	August 28, 2020	$0.4225
November 2, 2020	November 16, 2020	November 27, 2020	$0.4250

Note 8—Income Per Common Share

The following table sets forth the computation of basic and diluted income per common share.

	Year Ended December 31,
(Dollars and shares in thousands, except per share data)	2021	2020	2019
Net income	$22,492	$19,077	$8,376
Participating securities' share in earnings	(2,314)	(1,842)	(1,411)
Net income, less participating securities' share in earnings	$20,178	$17,235	$6,965

Weighted Average Common Shares Outstanding
Weighted average common shares outstanding	24,583	22,647	19,527
Unvested restricted shares	(1,320)	(1,071)	(842)
Weighted average common shares outstanding–Basic	23,263	21,576	18,685
Weighted average common shares–Basic	23,263	21,576	18,685
Dilutive potential common shares	—	—	—
Weighted average common shares outstanding –Diluted	23,263	21,576	18,685

Basic Income per Common Share	$0.87	$0.80	$0.37

Diluted Income per Common Share	$0.87	$0.80	$0.37

Note 9—Stock Incentive Plans

2014 Incentive Plan
The 2014 Incentive Plan authorizes the Company to award shares equal to 7% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year, or 1,672,166 shares of common stock (the "Plan Pool"), for 2021, to its employees and directors. The 2014 Incentive Plan will continue until terminated by the Company's Board of Directors or March 31, 2024. As of December 31, 2021, the Company had issued a total of 1,079,540 restricted shares under the Incentive Pool for compensation-related awards to its employees and directors, with 592,626 authorized shares remaining which had not been issued. Shares issued under the 2014 Incentive Plan are generally subject to long-term, fixed vesting periods of 3 to 8 years. If an employee or director voluntarily terminates his or her relationship with the Company or is terminated for cause before the end of the vesting period, the shares are forfeited, at no cost to the Company. Once the shares have been granted, the recipient of the shares has the right to receive dividends and the right to vote the shares.

Alignment of Interest Program
The Amended and Restated Alignment of Interest Program (the “Alignment of Interest Program”), amended in late 2016 by the Company's Board of Directors, authorizes the Company to issue 500,000 shares of the Company’s common stock to its employees and directors in lieu of the employee's or director's cash compensation (the "Program Pool"), at their election. As of December 31, 2021, the Company had issued a total of 410,950 restricted shares under the Program Pool in lieu of cash compensation to its employees and directors, with 89,050 authorized shares remaining which had not been issued.

Notes to Consolidated Financial Statements - Continued
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

Officer Incentive Programs
The Company has an Amended and Restated Executive Officer Incentive Program and a Non-Executive Officer Incentive Program (the "Officer Incentive Programs") under the Incentive Plan which are designed to provide incentives to the Company's officers that are designed to reward its officers for individual, as well as Company performance in the form of cash or restricted stock. Company performance will be based on performance targets, which may include targets such as funds from operations ("FFO"), dividend payout percentages, as well as the Company's relative total stockholder return performance over three-year and five-year periods, measured against the Company's peer group, as determined by the Company's Board of Directors each year. The officers may elect, in the year prior to an award, to receive awards under the Officer Incentive Programs in cash or restricted stock, as allowed within the applicable Officer Incentive Programs, as well as a vesting period as discussed under the Alignment of Interest Program above. Shares of common stock issued under the Officer Incentive Programs are issued under either the Plan Pool or Program Pool.

Summary
A summary of the activity under the Incentive Plan and related information for the years ended December 31, 2021, 2020, and 2019 is included in the table below.

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2021	2020	2019
Stock-based awards, beginning of year	1,164,518	909,892	709,487
Stock in lieu of compensation	96,131	92,104	72,391
Stock awards	177,194	178,432	149,438
Total Granted	273,325	270,536	221,829
Vested	(20,406)	(15,910)	(21,424)
Forfeited	(1,361)	—	—
Stock-based awards, end of year	1,416,076	1,164,518	909,892
Weighted average grant date fair value, per share, of:
Stock-based awards, beginning of year	$31.04	$26.75	$23.50
Stock-based awards granted during the year	$48.48	$45.83	$37.14
Stock-based awards vested during the year	$26.52	$25.13	$19.00
Stock-based awards forfeited during the year	$49.81	$—	$—
Stock-based awards, end of year	$33.89	$31.04	$26.75
Grant date fair value of shares granted during the year	$13,251	$12,398	$8,240

The Company had nonvested stock-based compensation that had not yet been recognized of approximately $30.2 million and $24.2 million, respectively, at December 31, 2021 and 2020. The vesting periods for the non-vested shares granted during 2021 ranged from 3 to 8 years with a weighted-average amortization period remaining as of December 31, 2021 of approximately 6.4 years. Compensation expense recognized during the years ended December 31, 2021, 2020, and 2019 from the amortization of the value of shares over the vesting period was approximately $7.2 million, $4.8 million and $3.8 million, respectively, which are included in general and administrative expenses on the consolidated statements of income.

Notes to Consolidated Financial Statements - Continued

401(k) Plan
The Company maintains a 401(k) plan that allows eligible employees to defer salary, subject to certain limitations imposed by the Internal Revenue Code. The Company provides a matching contribution of up to 3.5% of each eligible employee’s salary, subject to certain limitations. The Company’s matching contributions were approximately $0.1 million for each of the years ended December 31, 2021, 2020 and 2019.

Note 10—Other Assets, net

Other assets on the Company's Consolidated Balance Sheets as of December 31, 2021 and 2020 are detailed in the table below.

	December 31,
(Dollars in thousands)	2021	2020
Notes receivable	$26,000	$15,010
Accounts and interest receivable	2,116	1,675
Straight-line rent receivables	11,968	8,682
Prepaid assets	701	600
Deferred financing costs, net	896	479
Leasing commissions, net	1,239	1,134
Deferred tax assets, net	348	515
Fair value of interest rate swaps	343	—
Above-market lease intangible assets, net	611	617
Sales-type lease receivable	3,031	3,016
Financing right-of-use asset	1,870	—
Operating lease right-of-use assets	788	821
Other	426	501
	$50,337	$33,050

The Company's notes receivable include the following notes receivable. Interest on these notes is included in Other operating interest on the Company's Consolidated Statements of Income.

•At December 31, 2020, notes receivable included a term loan with an original balance of $15.0 million, secured by all assets and ownership interests in seven long-term acute care hospitals and one inpatient rehabilitation hospital owned by the borrower. The term loan, which had a carrying value of $12.0 million at December 31, 2021, is being repaid in equal monthly installments of $250,000 through the maturity date of December 31, 2025 and bears interest at 9% per annum.

•At December 31, 2021, notes receivable also included a $6.0 million term loan and a $8.0 million revolving credit facility, secured by assets and ownership interests of six geriatric behavioral hospitals and affiliated companies all of which are co-borrowers on the loans. The term loan bears interest at 9% per annum, with interest only payments due for the first year and then equal monthly installments of principal payments due beginning June 30, 2022. The term loan facility matures on July 1, 2027. The revolving credit facility bears interest at 9% per annum and matures on December 31, 2025. These notes were amended throughout 2021, which resulted in increasing the revolving credit facility commitment from $4.0 million to $8.0 million and then reducing the commitment to $4.0 million by July 1, 2022, extending the first installment payment on the term loan by one quarter, and adding additional fees due on the loans upon repayment. In addition, the Company has committed to fund, at the Company’s discretion, additional amounts, up to $5.0 million with interest at 9% per annum on any amount funded, that may be used by the borrower to pay existing liabilities of co-borrowers. The term loan, the

Notes to Consolidated Financial Statements - Continued
revolving credit facility and the additional commitment all include 3% non-cash interest that is due and payable upon the earlier of the repayment or maturity of each note.

The Company identified the borrowers of these notes as variable interest entities ("VIEs"), but management determined that the Company was not the primary beneficiary of the VIEs because we lack either directly or through related parties any material impact in the activities that impact the borrowers' economic performance. We are not obligated to provide support beyond our stated commitment to the borrowers, and accordingly our maximum exposure to loss as a result of this relationship is limited to the amount of our outstanding notes receivable. The VIEs that we have identified at December 31, 2021 are summarized in the table below.

Classification	Carrying Amount (in thousands)	Maximum Exposure to Loss (in thousands)
Note receivable (term loan)	$12,000	$12,000
Note receivable (term loan)	$6,000	$6,000
Note receivable (revolving credit facility)	$8,000	$8,000

Note 11—Other Liabilities, net

Other liabilities on the Company's Consolidated Balance Sheets as of December 31, 2021 and 2020 are detailed in the table below.

	December 31,
(Dollars in thousands)	2021	2020
Prepaid rent	$3,791	$2,596
Security deposits	4,640	4,141
Below-market lease intangibles, net	616	613
Fair value of derivatives	5,324	11,846
Financing lease liability	2,973	—
Operating lease liability	795	793
Other	512	380
	$18,651	$20,369

Note 12—Intangible Assets and Liabilities

The Company has deferred financing costs and various real estate acquisition lease intangibles included in its Consolidated Balance Sheets as of December 31, 2021 and 2020 as detailed in the table below. The Company did not have any indefinite lived intangible assets or liabilities as of December 31, 2021 and 2020.

	Gross Balance at December 31,		Accumulated Amortization at December 31,		Weighted Average
(Dollars in thousands)	2021	2020	2021	2020	Remaining Life (Years)	Balance Sheet Classification
Deferred financing costs-Revolving Credit Facility	$3,042	$2,395	$2,146	$1,916	4.3	Other assets, net
Deferred financing costs-Term Loans	2,377	1,378	972	637	5.0	Debt, net
Deferred financing costs-Mortgage Note Payable	108	108	61	41	2.3	Debt, net
Above-market lease intangibles	960	812	349	195	4.1	Other assets, net
Below-market lease intangibles	(2,129)	(1,956)	(1,513)	(1,343)	6.4	Other liabilities, net
At-market lease intangibles	84,562	76,461	57,841	49,025	4.4	Real estate properties
Total intangibles	$88,920	$79,198	$59,856	$50,471	4.7

Notes to Consolidated Financial Statements - Continued
For the years ended December 31, 2021, 2020 and 2019, the Company recognized approximately $9.4 million, $8.1 million, and $9.2 million, respectively, of net intangible amortization expense, the majority of which is included in depreciation and amortization, with the remainder included in rental income and interest expense on the Company's Consolidated Statements of Income.

Expected future amortization, net, for the next five years of the Company's intangible assets and liabilities, in place as of December 31, 2021 are included in the table below.

(in thousands)	Amortization, net
2022	$8,723
2023	$7,100
2024	$5,586
2025	$3,617
2026	$1,567

Note 13—Commitments and Contingencies

Tenant Improvements
The Company may provide tenant improvement allowances in new or renewal leases for the purpose of refurbishing or renovating tenant space. The Company may also assume tenant improvement obligations included in leases acquired in its real estate acquisitions. As of December 31, 2021 and 2020, the Company had approximately $10.4 million and $2.3 million, respectively, in commitments for tenant improvements. Five of these projects totaling $8.5 million, represent redevelopment projects of the buildings into different healthcare uses backed by long term leases.

Capital Improvements
The Company has entered into contracts with various vendors for various capital improvement projects related to its portfolio. As of December 31, 2021 and 2020, the Company had commitments of approximately $0.9 million and $1.5 million, respectively, in commitments for capital improvement projects.

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

The table below details the fair values and carrying values for our mortgage note and notes receivable and interest rate swaps at December 31, 2021 and 2020 using Level 2 inputs.

	December 31, 2021		December 31, 2020
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable	$26,000	$25,869	$15,010	$15,010
Interest rate swap asset	$343	$343	$—	$—
Interest rate swap liability	$5,324	$5,324	$11,846	$11,846
Mortgage note payable	$5,076	$5,129	$5,180	$5,432

Note 15—Other Data

Taxable Income

The Company has elected to be taxed as a REIT, as defined under the Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its taxable income to its stockholders. The Company has also elected that two of its subsidiaries be treated as a TRS, which are subject to federal and state income taxes. All entities other than the TRS subsidiaries are collectively referred to as "the REIT" within this Note 15.

The Tax Cuts and Jobs Act ("TCJA") was enacted on December 22, 2017. The TCJA reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. The REIT generally will not be subject to federal income tax on taxable income it distributes currently to its stockholders. Accordingly, no provision for federal income taxes for the REIT has been made in the accompanying Consolidated Financial Statements; however, the Company may record income tax expense or benefit for its TRSs to the extent applicable. If the REIT fails to qualify as a REIT for any taxable year, then it will be subject to federal income taxes at regular corporate rates, including any applicable alternative minimum tax, and may not be able to qualify as a REIT for four subsequent taxable years. Even if the REIT continues to qualify as a REIT, it may be subject to certain state and local taxes on its income and property and to federal income and excise tax on its undistributed taxable income.

Income tax expense and state income tax payments, net of refunds, are as follows for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Current	$129	$99	$62
Deferred	167	80	1,430
Total income tax expense	$296	$179	$1,492
Income tax payments, net of refunds	$109	$78	$77

Income tax expense primarily relates to permanent differences between federal, state and local taxable income resulting from certain state and local jurisdictions wholly or partially disallowing the deduction for dividends paid allowed at the federal level and temporary differences resulting from the bases of assets and liabilities of the Company's TRSs for financial reporting purposes and the bases of those assets and liabilities for income tax purposes.

Notes to Consolidated Financial Statements - Continued
The tax effect of temporary differences included in the net deferred tax assets at December 31, 2021 and 2020 are as follows:

	December 31,
(Dollars in thousands)	2021	2020
Deferred tax assets (liabilities):
Net operating losses	$1,311	$1,350
Deferred stock-based compensation	4,749	3,047
Valuation allowance	(1,338)	(1,304)
Other, net	(4,374)	(2,578)
Total net deferred tax assets	$348	$515

We believe that it is more likely than not that the benefit from the net operating losses and certain other deductible temporary differences will not be fully realized. In recognition of this assessment, we have provided a valuation allowance of $1.3 million on the deferred tax assets related to these deductions at December 31, 2021 and 2020. If our assumptions change and we determine that it is more likely than not that we will be able to realize these deductions, the tax benefits related to any reversal of the valuation allowance on deferred tax assets as of December 31, 2021, will be accounted for as a reduction of income tax expense.

On a tax-basis, the Company’s gross real estate assets totaled approximately $830.5 million and $735.3 million, respectively, as of December 31, 2021 and 2020 (unaudited).

The following table reconciles the Company’s net income to taxable income for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Net income	$22,492	$19,077	$8,376
Reconciling items to taxable income:
Depreciation and amortization	11,121	9,191	9,598
Gain on sale of real estate	36	1	—
Impairment	—	(5,000)	—
Straight-line rent	(3,522)	(3,415)	(2,052)
Receivable allowance	(25)	(257)	87
Stock-based compensation	3,872	2,280	1,623
Deferred rent	1,196	565	437
Deferred income taxes	166	80	1,430
Other	(68)	(81)	116
	12,776	3,364	11,239
Taxable income (1)	$35,268	$22,441	$19,615
Dividends paid (2)	$40,092	$36,192	$30,537
__________
(1) Before REIT dividends paid deduction.
(2) Net of dividends paid on restricted stock included as a reconciling item.

Notes to Consolidated Financial Statements - Continued
Characterization of Distributions (unaudited)

Earnings and profits (as defined under the Code), the current and accumulated amounts of which determine the taxability of distributions to stockholders, vary from net income attributable to common stockholders and taxable income because of different depreciation recovery periods, depreciation methods, and other items. Distributions in excess of earnings and profits generally constitute a return of capital. The following table shows the characterization of the distributions on the Company's common stock for the years ended December 31, 2021, 2020 and 2019. No preferred shares have been issued by the Company and no dividends have been paid to date relating to preferred shares.

	2021		2020		2019
	Per Share	%	Per Share	%	Per Share	%
Common stock:
Ordinary income	$1.538	89.2%	$1.297	77.0%	$1.030	62.6%
Return of capital	$0.175	10.1%	$0.388	23.0%	$0.615	37.4%
Capital gain	$0.012	0.7%	$—	—%	$—	—%
Common stock distributions	$1.725	100.0%	$1.685	100.0%	$1.645	100.0%

Note 16—Subsequent Events

Dividend Declared
On February 10, 2022, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.4375 per share. The dividend is payable on March 1, 2022 to stockholders of record on February 22, 2022.
Restricted Stock Issuances
On January 14, 2022, pursuant to the 2014 Incentive Plan and the Alignment of Interest Program, the Company granted 88,016 shares of restricted common stock to its employees, in lieu of salary, that will cliff vest in 8 years. Of the shares granted, 44,007 shares of restricted stock were granted in lieu of compensation from the Program Pool and 44,009 shares of restricted stock were awards granted from the Plan Pool. Also, on January 14, 2022, pursuant to the 2014 Incentive Plan and the Non-Executive Officer Incentive Program, the Company granted 4,339 shares of restricted stock to certain employees that will cliff vest in 5 years.

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

Changes in Internal Control over Financial Reporting
There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 using the principles and other criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021. The Company’s independent registered public accounting firm, BDO USA, LLP, has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

Report of
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Community Healthcare Trust Incorporated
Franklin, Tennessee
Opinion on Internal Control over Financial Reporting
We have audited Community Healthcare Trust Incorporated’s (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the accompanying index and our report dated February 15, 2022 expressed an unqualified opinion thereon.

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

/s/     BDO USA, LLP
Nashville, Tennessee
February 15, 2022

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in the Company's Definitive Proxy Statement for its 2022 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company's Definitive Proxy Statement for its 2022 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Company's Definitive Proxy Statement for its 2022 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this items will be contained in the Company's Definitive Proxy Statement for its 2022 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this items will be contained in the Company's Definitive Proxy Statement for its 2022 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

PART IV.
ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
The following documents of Community Healthcare Trust Incorporated are included in this Annual Report on Form 10-K.

(a) Financial Statements:
Report of Independent Registered Public Accounting Firm (BDO USA, LLP, Nashville, TN, PCAOB ID#243)
Consolidated Balance Sheets at December 31, 2021 and 2020
Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
Notes to the Consolidated Financial Statements

(b) Financial Statement Schedules:
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2021, 2020 and 2019	110
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2021	111
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

3.1	Corporate Charter of Community Healthcare Trust Incorporated, as amended (2)
3.2	Amended and Restated Bylaws of Community Healthcare Trust Incorporated (3)
4.1	Description of Common Stock of Community Healthcare Trust Incorporated (4)
4.2	Form of Certificate of Common Stock of Community Healthcare Trust Incorporated (5)
10.1	Agreement of Limited Partnership of Community Healthcare OP, LP (6)
10.2	Form of Indemnification Agreement (7)
10.3 †	Community Healthcare Trust Incorporated 2014 Incentive Plan, as amended (8)
10.4 †	Amended and Restated Community Healthcare Trust Incorporated Alignment of Interest Program (9)
10.5 †	Second Amended and Restated Community Healthcare Trust Incorporated Executive Officer Incentive Program (10)
10.6 †	Community Healthcare Trust Incorporated Amended and Restated Non-Executive Officer Incentive Program (11)
10.7 †	Employment Agreement between Community Healthcare Trust Incorporated and Timothy G. Wallace (12)
10.8 †	First Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Timothy G. Wallace (13)
10.9 †	Second Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Timothy G. Wallace (14)
10.10 †	Third Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Timothy G. Wallace (15)
10.11 †	Fourth Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Timothy G. Wallace (16)
Exhibit Number	Description

10.12 †	Fifth Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Timothy G. Wallace (17)
10.13 †	Sixth Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Timothy G. Wallace (18)
10.14 †	Amended and Restated Employment Agreement, dated May 1, 2019, between Community Healthcare Trust Incorporated and Leigh Ann Stach (19)
10.15 †	First Amendment to Amended and Restated Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach (20)
10.16 †	Second Amendment to Amended and Restated Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach (21)
10.17 †	Third Amendment to Amended and Restated Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach (22)
10.18 †	Employment Agreement, dated March 11, 2019, between Community Healthcare Trust Incorporated and David H. Dupuy (23)
10.19 †	First Amendment to Employment Agreement between Community Healthcare Trust Incorporated and David H. Dupuy (24)
10.20 †	Second Amendment to Employment Agreement between Community Healthcare Trust Incorporated and David H. Dupuy (25)
10.21 †	Third Amendment to Amended and Restated Employment Agreement between Community Healthcare Trust Incorporated and David H. Dupuy (26)
10.22 †	Employment Agreement between Community Healthcare Trust Incorporated and Timothy L. Meyer (27)
10.23 †	First Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Timothy L. Meyer (28)
10.24	Form of Restricted Stock Agreement (29)
10.25	Form of Officer Compensation Reduction Election Form (30)
10.26	Form of Director Compensation Reduction Election Form (31)
10.27
Third Amended and Restated Credit Agreement, dated as of March 19, 2021, by and among Community Healthcare Trust Incorporated, as borrower, the several banks and financial institutions party thereto as lenders, and Truist Bank, as administrative agent (32)

10.28
Amended and Restated Sales Agency Agreement, dated November 5, 2019, by and among Community Healthcare Trust Incorporated and Sandler O'Neil & Partners, L.P., Evercore Group L.L.C., SunTrust Robinson Humphrey, Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, Fifth Third Securities, Inc. and Janney Montgomery Scott LLC, as sales agents (33)

10.29
Amendment No. 1 to Amended and Restated Sales Agency Agreement, dated November 3, 2020, by and amount Community Healthcare Trust Incorporated and Piper Sandler & Co., Evercore Group L.L.C., Truist Securities, Inc., Regions Securities LLC, Robert W. Baird & Co. Incorporated, Fifth Third Securities, Inc., and Janney Montgomery Scott LLC, as sales agents (34)

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

32.1 **	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
(10)Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on February 16, 2021 (File No. 001-37401) and incorporated herein by reference.
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
(18)Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 4, 2022 (File No. 001-37401) and incorporated herein by reference.
(19)Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on May 3, 2019 (File No. 001-37401) and incorporated herein by reference.
(20)Filed as Exhibit 10.4 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 3, 2020 (File No. 001-37401) and incorporated herein by reference.
(21)Filed as Exhibit 10.3 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 4, 2021 (File No. 001-37401) and incorporated herein by reference.
(22)Filed as Exhibit 10.3 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 4, 2022 (File No. 001-37401) and incorporated herein by reference.
(23)Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on March 11, 2019 (File No. 001-37401) and incorporated herein by reference.
(24)Filed as Exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 3, 2020 (File No. 001-37401) and incorporated herein by reference.
(25)Filed as Exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 4, 2021 (File No. 001-37401) and incorporated herein by reference.
(26)Filed as Exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 4, 2022 (File No. 001-37401) and incorporated herein by reference.
(27)Filed as Exhibit 10.1 to the Quarter Report on Form 10-Q of the Company filed with the Securities and Exchange Commission on November 2, 2021 (File No. 001-37401) and incorporated herein by reference.

(28)Filed as Exhibit 10.4 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 4, 2022 (File No. 001-37401) and incorporated herein by reference.
(29)Filed as Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 28, 2015 (Registration No. 333-203210) and incorporated herein by reference.
(30)Filed as Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 28, 2015 (Registration No. 333-203210) and incorporated herein by reference.
(31)Filed as Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 28, 2015 (Registration No. 333-203210) and incorporated herein by reference.
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
Date: February 15, 2022

COMMUNITY HEALTHCARE TRUST INCORPORATED

By:	/s/ Timothy G. Wallace
Timothy G. Wallace
Chairman of the Board and Chief Executive Officer and President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Timothy G. Wallace	Chairman of the Board and Chief Executive	February 15, 2022
Timothy G. Wallace	Officer and President (Principal Executive Officer)

/s/ David H. Dupuy	Executive Vice President and Chief Financial	February 15, 2022
David H. Dupuy	Officer (Principal Financial Officer)

/s/ Leigh Ann Stach	Executive Vice President and Chief Accounting	February 15, 2022
Leigh Ann Stach	Officer (Principal Accounting Officer)

/s/ Alan Gardner	Director	February 15, 2022
Alan Gardner

/s/ Claire Gulmi	Director	February 15, 2022
Claire Gulmi

/s/ Robert Hensley	Director	February 15, 2022
Robert Hensley

/s/ R. Lawrence Van Horn	Director	February 15, 2022
R. Lawrence Van Horn

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2021, 2020 and 2019
(Dollars in thousands)

			Additions
Description		Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Uncollectible Accounts Written-off	Balance at End of Period
2021	Accounts receivable allowance	$100	$(25)	$—	$—	$75
2020	Accounts receivable allowance	$357	$(156)	$—	$(101)	$100
2019	Accounts receivable allowance	$270	$216	$(129)	$—	$357

Schedule III - Real Estate and Accumulated Depreciation at December 31, 2021
(Dollars in thousands)

			Land and Land Improvements			Buildings, Improvements, and Lease Intangibles
Property Type	Number of Properties	State	Initial Investment	Costs Capitalized Subsequent to Acquisition	Total	Initial Investment	Costs Capitalized Subsequent to Acquisition	Total	Personal Property	Total Property (1)	Accumulated Depreciation (2)	Encumbrances (Principal balance)	Date Acquired	Original Date Constructed
Medical office buildings	61	AL, AZ, CA, CO, CT, FL, GA, IA, IL, KS, KY, LA, MD, MI, MS, NJ, NV, NY, OH, PA, SC, TN, TX, VA	$39,208	$1,583	$40,791	$227,072	$18,570	$245,642	$—	$286,433	$66,287	$—	2015 - 2021	1880 - 2015
Acute inpatient behavioral	5	IL, MA, WA, WV	10,720	—	10,720	119,414	212	119,626	—	130,346	9,595	5,076	2016 - 2020	1920 - 2017
Inpatient rehabilitation facilities	6	AR, OK, TX	12,775	—	12,775	114,901	—	114,901	—	127,676	5,431	—	2019 - 2021	2012 - 2020
Specialty centers	34	AL, CA, CO, FL, GA, IL, MA, MD, NC, NV, OH, OK, PA, RI, TN, VA, WV	12,404	85	12,489	91,937	2,216	94,153	—	106,642	17,031	—	2015 - 2020	1956 - 2018
Physician clinics	28	CA, CT, FL, IL, KS, OH, PA, RI, TX, VA, WI	11,930	93	12,023	68,036	3,093	71,129	—	83,152	15,923	—	2015 - 2021	1912 - 2020
Surgical centers and hospitals	10	AZ, IL, LA, MI, OH, PA, TX	4,317	58	4,375	47,206	2,886	50,092	—	54,467	12,597	—	2015 - 2018	1970 - 2004
Behavioral specialty facilities	8	IN, MS, OH	3,762	26	3,788	27,169	20	27,189	—	30,977	2,463	—	2015 - 2021	1961 - 2020
Long-term acute care hospitals	1	IN	523	—	523	14,405	9	14,414	—	14,937	3,118	—	2017	1978
Total Real Estate	153		95,639	1,845	97,484	710,140	27,006	737,146	—	834,630	132,445	5,076
Sales-type lease	—		(87)	—	(87)	(3,401)	—	(3,401)	—	(3,488)	—	—
Corporate property	—		—	—	—	2,011	709	2,720	223	2,943	611	—
Total Properties	153		$95,552	$1,845	$97,397	$708,750	$27,715	$736,465	$223	$834,085	$133,056	$5,076
(1) Total properties as of December 31, 2021 have an estimated aggregate total cost of $830.5 million (unaudited) for federal income tax purposes.
(2) Depreciation is provided for on a straight-line basis on land improvements over 3 years to 20 years, buildings over 13 years to 50 years, building improvements over 3 years to 39.8 years, tenant improvements over 1.9 years to 14.4 years, lease intangibles over 1.7 years to 13.7 years, and personal property over 3 years to 10 years.
(3) A reconciliation of Total Property and Accumulated Depreciation for the years ended December 31, 2021, 2020, and 2019 is provided below.

	Year Ended December 31, 2021		Year Ended December 31, 2020		Year Ended December 31, 2019
(Dollars in thousands)	Total Property	Accumulated Depreciation	Total Property	Accumulated Depreciation	Total Property	Accumulated Depreciation
Beginning Balance	$735,359	$102,899	$602,852	$77,523	$444,930	$55,298
Acquisitions	90,385	2,740	128,677	2,419	153,165	68
Other improvements	9,520	27,636	7,891	22,969	4,757	22,157
Retirements/dispositions:
Real estate	(1,179)	(219)	(573)	(12)	—	—
Sales-type lease	—	—	(3,488)	—	—	—
Ending Balance	$834,085	$133,056	$735,359	$102,899	$602,852	$77,523