Form 10-Q
period 2022-03-31
Community Healthcare Trust Inc
filed 2022-05-03
CIK 1631569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37401

Community Healthcare Trust Incorporated
(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-5212033
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
Yes  ☐     No ☒
The Registrant had 25,072,355 shares of Common Stock, $0.01 par value per share, outstanding as of April 27, 2022.

COMMUNITY HEALTHCARE TRUST INCORPORATED
FORM 10-Q
March 31, 2022

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	(Unaudited)
	March 31, 2022	December 31, 2021
ASSETS
Real estate properties
Land and land improvements	$98,561	$97,397
Buildings, improvements, and lease intangibles	741,969	736,465
Personal property	225	223
Total real estate properties	840,755	834,085
Less accumulated depreciation	(140,985)	(133,056)
Total real estate properties, net	699,770	701,029
Cash and cash equivalents	1,178	2,351
Restricted cash	521	516
Other assets, net	59,761	50,337
Total assets	$761,230	$754,233

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Debt, net	$269,670	$265,625
Accounts payable and accrued liabilities	6,894	7,845
Other liabilities, net	13,552	18,651
Total liabilities	290,116	292,121

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 450,000 shares authorized; 25,072 and 24,983 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	251	250
Additional paid-in capital	597,548	595,624
Cumulative net income	64,647	59,123
Accumulated other comprehensive income (loss)	7,542	(4,980)
Cumulative dividends	(198,874)	(187,905)
Total stockholders’ equity	471,114	462,112
Total liabilities and stockholders' equity	$761,230	$754,233

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(Unaudited; Dollars and shares in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
REVENUES
Rental income	$22,604	$20,780
Other operating interest	877	615
	23,481	21,395

EXPENSES
Property operating	4,091	3,729
General and administrative	3,316	2,859
Depreciation and amortization	7,942	7,225
	15,349	13,813

INCOME BEFORE INCOME TAXES AND OTHER ITEMS	8,132	7,582
Interest expense	(2,626)	(2,229)
Deferred income tax benefit (expense)	17	(39)
Interest and other income	1	1
NET INCOME	$5,524	$5,315

NET INCOME PER COMMON SHARE:
Net income per common share – Basic	$0.21	$0.21
Net income per common share – Diluted	$0.21	$0.21
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC	23,570	22,809
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-DILUTED	23,570	22,809

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(Unaudited; Dollars in thousands)

	Three Months Ended March 31,
	2022	2021

NET INCOME	$5,524	$5,315
Other comprehensive income:
Increase in fair value of cash flow hedges	11,407	2,803
Reclassification for amounts recognized as interest expense	1,115	932
Total other comprehensive income	12,522	3,735
COMPREHENSIVE INCOME	$18,046	$9,050

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(Unaudited; Dollars and shares in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid in Capital	Cumulative Net Income	Accumulated Other Comprehensive Income (Loss)	Cumulative Dividends	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	24,983	$250	$595,624	$59,123	$(4,980)	$(187,905)	$462,112
Stock issuance costs	—	—	—	—	(197)	—	—	—	(197)
Stock-based compensation	—	—	89	1	2,121	—	—	—	2,122
Unrecognized gain on cash flow hedges	—	—	—	—	—	—	11,407	—	11,407
Reclassification adjustment for losses included in net income (interest expense)	—	—	—	—	—	—	1,115	—	1,115
Net income	—	—	—	—	—	5,524	—	—	5,524
Dividends to common stockholders ($0.4375 per share)	—	—	—	—	—	—	—	(10,969)	(10,969)
Balance at March 31, 2022	—	$—	25,072	$251	$597,548	$64,647	$7,542	$(198,874)	$471,114

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(Unaudited; Dollars and shares in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid in Capital	Cumulative Net Income	Accumulated Other Comprehensive (Loss) Income	Cumulative Dividends	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	23,888	$239	$550,391	$36,631	$(11,846)	$(145,499)	$429,916
Issuance of common stock, net of issuance costs	—	—	435	4	19,841	—	—	—	19,845
Stock-based compensation	—	—	94	1	1,549	—	—	—	1,550
Unrecognized gain on cash flow hedges	—	—	—	—	—	—	2,803	—	2,803
Reclassification adjustment for losses included in net income (interest expense)	—	—	—	—	—	—	932	—	932
Net income	—	—	—	—	—	5,315	—	—	5,315
Dividends to common stockholders ($0.4275 per share)	—	—	—	—	—	—	—	(10,275)	(10,275)
Balance at March 31, 2021	—	$—	24,417	$244	$571,781	$41,946	$(8,111)	$(155,774)	$450,086

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net income	$5,524	$5,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,942	7,225
Other amortization	216	229
Stock-based compensation	2,122	1,550
Straight-line rent receivable	(820)	(838)
Deferred income tax (benefit) expense	(17)	39
Changes in operating assets and liabilities:
Other assets	(844)	(291)
Accounts payable and accrued liabilities	352	(820)
Other liabilities	(73)	1,084
Net cash provided by operating activities	14,402	13,493

INVESTING ACTIVITIES
Acquisitions of real estate	(5,845)	(60,007)
Acquisition and funding of notes receivable	(1,500)	(7,110)
Proceeds from the repayment of notes receivable	750	890
Capital expenditures on existing real estate properties	(1,892)	(1,045)
Net cash used in investing activities	(8,487)	(67,272)

FINANCING ACTIVITIES
Net borrowings (repayments) on revolving credit facility	4,000	(26,000)
Term loan borrowings	—	125,000
Term loan repayments	—	(50,000)
Mortgage note repayments	(40)	(29)
Dividends paid	(10,969)	(10,275)
Proceeds from issuance of common stock	—	19,919
Equity issuance costs	(74)	(76)
Debt issuance costs	—	(1,649)
Net cash (used in) provided by financing activities	(7,083)	56,890
(Decrease) increase in cash and cash equivalents and restricted cash	(1,168)	3,111
Cash and cash equivalents and restricted cash, beginning of period	2,867	2,892
Cash and cash equivalents and restricted cash, end of period	$1,699	$6,003

Supplemental Cash Flow Information:
Interest paid	$2,476	$2,105
Invoices accrued for construction, tenant improvement and other capitalized costs	$982	$1,591
Reclassification of registration statement costs incurred in prior year to equity issuance costs	$119	$81
Increase in fair value of cash flow hedges	$11,407	$2,803
Income taxes paid	$12	$25
Capitalized interest	$228	$37
See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Business Overview
Community Healthcare Trust Incorporated (the ‘‘Company’’, ‘‘we’’, ‘‘our’’) was organized in the State of Maryland on March 28, 2014. The Company is a fully-integrated healthcare real estate company that owns and acquires real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers. As of March 31, 2022, the Company had investments of approximately $843.8 million in 158 real estate properties (including a portion of one property accounted for as a financing lease with a gross amount totaling approximately $3.0 million). The properties are located in 34 states, totaling approximately 3.4 million square feet in the aggregate and were approximately 89.9% leased at March 31, 2022 with a weighted average remaining lease term of approximately 7.6 years. Any references to square footage, property count, or occupancy percentages, and any amounts derived from these values in these notes to the condensed consolidated financial statements, are outside the scope of our independent registered public accounting firm's review.

Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. This interim financial information should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Management believes that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2022. All material intercompany accounts and transactions have been eliminated.

Use of Estimates in the Condensed Consolidated Financial Statements
Preparation of the Condensed Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results may materially differ from those estimates.

Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents includes short-term investments with original maturities of three months or less when purchased. Restricted cash consists of amounts held by the lender of our mortgage note payable to provide for future real estate tax, insurance expenditures and tenant improvements related to one property. The carrying amounts approximate fair value due to the short term maturity of these investments. The following table provides a reconciliation of cash and cash equivalents and restricted cash:

	Balance as of March 31,
(Dollars in thousands)	2022	2021
Cash and cash equivalents	$1,178	$5,605
Restricted cash	521	398
Cash, cash equivalents and restricted cash	$1,699	$6,003

Income Taxes
The Company has elected to be taxed as a real estate investment trust ("REIT"), as defined under the Internal Revenue Code of 1986, as amended (the "Code"). The Company and two subsidiaries have also elected for those subsidiaries to be treated as taxable REIT subsidiaries ("TRSs"), which are subject to federal and state income taxes.

Notes to Condensed Consolidated Financial Statements - Continued
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

Note 2. Real Estate Properties

As of March 31, 2022, we had investments of approximately $843.8 million in 158 real estate properties (including a portion of one property accounted for as a financing lease with a gross amount totaling approximately $3.0 million). In addition to the Company's two acquisitions during the three months ended March 31, 2022, the property count as of March 31, 2022 was increased due to the breakout of three properties previously included within the property count of two other buildings, thereby increasing the property count by five for the quarter. The Company's investments are diversified by property type, geographic location, and tenant as shown in the following tables:

Property Type	# of Properties	Gross Investment (in thousands)
Medical Office Building	65	$297,138
Acute Inpatient Behavioral	5	130,367
Inpatient Rehabilitation Facilities	6	127,676
Specialty Centers	34	106,169
Physician Clinics	29	81,988
Surgical Centers and Hospitals	10	54,518
Behavioral Specialty Facilities	8	30,978
Long-term Acute Care Hospitals	1	14,937
Total	158	$843,771

Notes to Condensed Consolidated Financial Statements - Continued

State	# of Properties	Gross Investment (in thousands)
Texas	15	$136,953
Illinois	16	120,172
Ohio	22	77,230
Florida	14	66,037
Massachusetts	2	35,298
All Others	89	408,081
Total	158	$843,771

Primary Tenant	# of Properties	Gross Investment (in thousands)
US Healthvest	3	$77,964
Everest Rehabilitation	3	57,100
All Others	152	708,707
Total	158	$843,771

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

Future minimum lease payments under the non-cancelable operating leases due to the Company for the years ending December 31, as of March 31, 2022, are as follows (in thousands):

2022 (nine months ending December 31)	$57,145
2023	72,288
2024	73,219
2025	62,603
2026	55,044
2027 and thereafter	339,736
$660,035

Rental income is recognized as earned over the life of the lease agreement on a straight-line basis when collection of rental payments over the term of the lease is probable. Straight-line rent included in rental income was approximately $0.8 million and $0.8 million, respectively, for the three months ended March 31, 2022 and 2021.

Notes to Condensed Consolidated Financial Statements - Continued
Purchase Option Provisions
Certain of the Company's leases provide the lessee with a purchase option or a right of first refusal to purchase the leased property. The purchase option provisions generally allow the lessee to purchase the leased property at fair value or at an amount greater than the Company's gross investment in the leased property at the time of the purchase.

At March 31, 2022, the Company had an aggregate gross investment of approximately $25.2 million in four real estate properties with purchase options exercisable at March 31, 2022 that had not been exercised.

Sales-type lease
The Company has a portion of one property accounted for as a sales-type lease with a gross amount totaling approximately $3.0 million included in other assets, net on the Company's Condensed Consolidated Balance Sheets. Future lease payments due to the Company under this lease for the years ending December 31, as of March 31, 2022, are as follows (in thousands):

2022 (nine months ended December 31)	$246
2023	336
2024	346
2025	356
2026	367
2027 and thereafter	5,587
Total undiscounted lease receivable	7,238
Discount	(4,206)
Lease receivable	$3,032

During the three months ended March 31, 2022 and 2021, the Company recognized interest income of approximately $0.1 million and $0.1 million, respectively, related to this lease which is included in other operating interest on the Company's Consolidated Income Statements.

Lessee Accounting
At March 31, 2022, the Company was obligated, as the lessee, under four non-prepaid ground leases accounted for as operating leases with expiration dates, including renewal options, through 2076, and one non-prepaid ground lease accounted for as a financing lease with an expiration date through 2085, including renewal options. Any rental increases related to the Company's ground leases are generally either stated or based on the Consumer Price Index. The Company's future lease payments under these non-prepaid ground leases were as follows (in thousands):

	Operating	Financing
2022 (nine months ended December 31)	$31	$94
2023	42	125
2024	43	138
2025	44	138
2026	44	138
2027 and thereafter	1,193	5,483
Total undiscounted lease payments	1,397	6,116
Discount	(604)	(3,144)
Lease liabilities	$793	$2,972

Notes to Condensed Consolidated Financial Statements - Continued
The following table discloses other information regarding the ground leases.

	Three Months Ended March 31,
	2022	2021
Operating leases:
Weighted-average remaining lease term in years (including renewal options)	36.73	37.97
Weighted-average discount rate	4.0%	4.0%

Financing leases:
Weighted-average remaining lease term in years (including renewal options)	36.75	n/a
Weighted-average discount rate	4.1%	n/a

Note 4. Real Estate Acquisitions

During the first quarter of 2022, the Company acquired two real estate properties. Upon acquisition, the properties were 100% leased in the aggregate with lease expirations through 2028. Amounts reflected in revenues and net income for these properties for the three months ended March 31, 2022 were approximately $45,000 and a $5,000 loss, respectively, and transaction costs totaling approximately $0.1 million were capitalized relating to these property acquisitions.

Location	Property Type (1)	Date Acquired	Purchase Price	Cash Consideration	Real Estate	Other	Square Footage
			(000's)	(000's)	(000's)	(000's)
Toledo, OH	MOB	03/09/22	$2,606	$2,621	$2,735	$(114)	17,465
Fremont, NE	MOB	03/09/22	3,232	3,224	3,443	(219)	12,850
			$5,838	$5,845	$6,178	$(333)	30,315

(1) MOB - Medical Office Building

The following table summarizes the relative fair values of the assets acquired and liabilities assumed in the property acquisitions for the three months ended March 31, 2022.

	Relative Fair Value	Estimated Useful Life
	(in thousands)	(in years)
Land and land improvements	$1,123	6.2
Building and building improvements	3,868	20.5
Intangibles:
At-market lease intangibles	1,187	4.5
Below-market lease intangibles	(194)	6.1
Total intangibles	993
Accounts payable, accrued liabilities and other liabilities assumed	(97)
Prorated rent, interest and operating expense reimbursement amounts collected	(42)
Total cash consideration	$5,845

Notes to Condensed Consolidated Financial Statements - Continued
Note 5. Debt, net

The table below details the Company's debt as of March 31, 2022 and December 31, 2021.

	Balance as of
(Dollars in thousands)	March 31, 2022	December 31, 2021	Maturity Dates

Credit Facility:
Revolving Credit Facility	$16,000	$12,000	3/26
A-2 Term Loan, net	49,833	49,813	3/24
A-3 Term Loan, net	74,518	74,487	3/26
A-4 Term Loan, net	124,324	124,296	3/28
Mortgage Note Payable, net	4,995	5,029	5/24
	$269,670	$265,625

On March 19, 2021, Community Healthcare Trust Incorporated, as borrower, entered into a third amended and restated credit facility by and among Community Healthcare Trust Incorporated, as borrower, the several banks and financial institutions party thereto as lenders, and Truist Bank, as administrative agent (the "Credit Facility").

The Credit Facility allows the Company to borrow, through the accordion feature, up to $600.0 million, including the ability to add and fund incremental term loans, and provides the Company the ability to apply lower margins to its annual interest rate after it obtains an investment grade rating of BBB-/Baa3 (or the equivalent) from a rating agency, and modified its debt covenants.

The Credit Facility provides for a $150.0 million Revolving Credit Facility and $250.0 million in term loans (the "Term Loans"). The Revolving Credit Facility matures on March 19, 2026 and includes one 12-month option to extend the maturity date, subject to the satisfaction of certain conditions. The Term Loans include a seven-year term loan facility in the aggregate principal amount of $50.0 million (the "A-2 Term Loan"), which matures on March 29, 2024, a seven-year term loan facility in the aggregate principal amount of $75.0 million (the "A-3 Term Loan"), which matures on March 29, 2026, and a seven-year term loan facility in the aggregate principal amount of $125.0 million (the "A-4 Term Loan), which matures on March 19, 2028.

Amounts outstanding under the Revolving Credit Facility bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 1.25% to 1.90% or (ii) a base rate plus 0.25% to 0.90% in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.20% of the amount of the unused portion of the Revolving Credit Facility if amounts borrowed are greater than 33.3% of the borrowing capacity under the Revolving Credit Facility and 0.25% of the unused portion of the Revolving Credit Facility if amounts borrowed are less than or equal to 33.3% of the borrowing capacity under the Revolving Credit Facility. The Company had $16.0 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 3.0% and a borrowing capacity remaining of $134.0 million at March 31, 2022.

Amounts outstanding under the Term Loans, as amended, bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 1.45% to 2.30% or (ii) a base rate plus 0.45% to 1.30%, in each case, depending upon the Company’s leverage ratio. The Company has entered into interest rate swaps to fix the interest rates on the Term Loans. See Note 6 for more details on the interest rate swaps. At March 31, 2022, the Company had $250.0 million outstanding under the Term Loans which had a fixed weighted average interest rate under the swaps of approximately 3.79%.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial

Notes to Condensed Consolidated Financial Statements - Continued
maintenance covenants. The Company was in compliance with its financial covenants under its Credit Facility as of March 31, 2022.

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

As of March 31, 2022, the Company had twelve outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk for notional amounts totaling $250.0 million.

Tabular Disclosure of Fair Value of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021.

	Asset Derivatives Fair Value at			Liability Derivatives Fair Value at
(Dollars in thousands)	March 31, 2022	December 31, 2021	Balance Sheet Classification	March 31, 2022	December 31, 2021	Balance Sheet Classification
Interest rate swaps	$7,645	$343	Other assets, net	$103	$5,324	Other liabilities, net

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss ("AOCI") and are subsequently reclassified to interest expense in the period that the hedged forecasted transaction affects earnings.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s Term Loans. During the next twelve months, the Company estimates that an additional $5,200 will be reclassified from AOCI as a decrease to interest expense.

Notes to Condensed Consolidated Financial Statements - Continued
Tabular Disclosure of the Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Amount of unrealized gain recognized in OCI on derivatives	$11,407	$2,803
Amount of loss reclassified from AOCI into interest expense	$1,115	$932
Total interest expense presented in the Condensed Consolidated Statements of Income in which the effects of the cash flow hedges are recorded	$2,626	$2,229

Tabular Disclosures of Offsetting Derivatives
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of March 31, 2022 and December 31, 2021. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Condensed Consolidated Balance Sheets.

Offsetting of Derivative Assets (as of March 31, 2022)
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$7,645	$—	$7,645	$(103)	$—	$7,542

Offsetting of Derivative Liabilities (as of March 31, 2022)
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$(103)	$—	$(103)	$103	$—	$—

Offsetting of Derivative Assets (as of December 31, 2021)
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$343	$—	$343	$(247)	$—	$96

Notes to Condensed Consolidated Financial Statements - Continued

Offsetting of Derivative Liabilities (as of December 31, 2021)
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$(5,324)	$—	$(5,324)	$247	$—	$(5,077)

Credit-risk-related Contingent Features
As of March 31, 2022, the Company did not have any derivatives in a net liability position. As of March 31, 2022, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company terminated these interest rate swaps or breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.

Note 7. Stockholders’ Equity

Common Stock
The following table provides a reconciliation of the beginning and ending common stock balances for the three months ended March 31, 2022 and for the year ended December 31, 2021:

(In thousands)	Three Months Ended March 31, 2022	Year Ended December 31, 2021
Balance, beginning of period	24,983	23,888
Issuance of common stock	—	823
Restricted stock issued	92	273
Restricted stock forfeited	(3)	(1)
Balance, end of period	25,072	24,983

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

The Company elected not to issue any shares under the ATM Program during the three months ended March 31, 2022. As of March 31, 2022, the Company had approximately $101.0 million remaining that may be issued under the ATM Program.

Notes to Condensed Consolidated Financial Statements - Continued
Note 8. Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share for the three months ended March 31, 2022 and 2021, respectively.

	Three Months Ended March 31,
(In thousands, except per share data)	2022	2021
Net income	$5,524	$5,315
Participating securities' share in earnings	(658)	(538)
Net income, less participating securities' share in earnings	$4,866	$4,777

Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	25,060	24,053
Unvested restricted shares	(1,490)	(1,244)
Weighted average Common Shares outstanding–Basic	23,570	22,809
Dilutive potential common shares	—	—
Weighted average Common Shares outstanding –Diluted	23,570	22,809

Basic Net Income per Common Share	$0.21	$0.21

Diluted Net Income per Common Share	$0.21	$0.21

Note 9. Stock Incentive Plan

A summary of the activity under the Company's 2014 Incentive Plan, as amended, for the three months ended March 31, 2022 and 2021 is included in the table below, as well as compensation expense recognized from the amortization of the value of shares over the applicable vesting periods.

	Three Months Ended March 31,
(Dollars and shares in thousands)	2022	2021
Stock-based awards, beginning of period	1,416	1,165
Stock in lieu of compensation	44	44
Stock awards	48	49
Total stock granted	92	93
Vested shares	(5)	—
Forfeited shares	(1)	—
Stock-based awards, end of period	1,502	1,258
Amortization expense	$2,122	$1,558

Notes to Condensed Consolidated Financial Statements - Continued
Note 10. Other Assets, net

Other assets, net on the Company's Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 are detailed in the table below.

	Balance as of
(Dollars in thousands)	March 31, 2022	December 31, 2021
Notes receivable	$26,750	$26,000
Accounts and interest receivable	2,741	2,116
Straight-line rent receivable	12,806	11,968
Prepaid assets	749	701
Deferred financing costs, net	843	896
Leasing commissions, net	1,249	1,239
Deferred tax assets, net	365	348
Fair value of interest rate swaps	7,645	343
Above-market lease intangible assets, net	557	611
Sales-type lease receivable	3,032	3,031
Financing right-of-use asset	1,857	1,870
Operating lease right-of-use assets	781	788
Other	386	426
	$59,761	$50,337

The Company's notes receivable mainly included:

•At March 31, 2022 and December 31, 2021, notes receivable included a $11.3 million and $12.0 million, respectively, term loan, secured by all assets and ownership interests in seven long-term acute care hospitals and one inpatient rehabilitation hospital owned by the borrower. The term loan will be repaid in equal monthly installments of $250,000 through the maturity date of December 31, 2025 and bears interest at 9% per annum.

•At March 31, 2022, notes receivable included a $6.0 million term loan and a $9.5 million revolving credit facility, secured by assets and ownership interests of six geriatric behavioral hospitals and affiliated companies all of which are co-borrowers on the loans. The term loan bears interest at 9% per annum, with interest only payments due for the first year and then equal monthly installments of principal payments due beginning June 30, 2022. The term loan facility matures on July 1, 2027. The revolving credit facility bears interest at 9% per annum and matures on December 31, 2025. In addition, the Company has committed to fund, at the Company’s discretion, additional amounts, up to $5.0 million with interest at 9% per annum on any amount funded, that may be used by the borrower to pay existing liabilities of co-borrowers. The term loan, the revolving credit facility and the additional commitment all include a 3% non-cash interest charge that is due and payable upon the earlier of the repayment or maturity of each note.

Notes to Condensed Consolidated Financial Statements - Continued
The Company identified the borrowers of these notes as variable interest entities ("VIEs"), but management determined that the Company was not the primary beneficiary of the VIEs because we lack either directly or through related parties any material decision-making rights or control of the entities that impact the borrowers' economic performance. We are not obligated to provide support beyond our stated commitment to the borrowers, and accordingly our maximum exposure to loss as a result of this relationship is limited to the amount of our outstanding notes receivable. The VIEs that we have identified at March 31, 2022 are summarized in the table below.

Classification	Carrying Amount (in thousands)	Maximum Exposure to Loss (in thousands)
Note receivable (term loan)	$11,250	$11,250
Note receivable (revolving credit facility)	$9,500	$9,500
Note receivable (term loan)	$6,000	$6,000

Note 11. Other Liabilities, net

Other liabilities, net on the Company's Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 are detailed in the table below.

	Balance as of
(Dollars in thousands)	March 31, 2022	December 31, 2021
Prepaid rent	$3,860	$3,791
Security deposits	4,610	4,640
Below-market lease intangibles, net	768	616
Fair value of derivatives	103	5,324
Financing lease liability	2,972	2,973
Operating lease liability	793	795
Other	446	512
	$13,552	$18,651

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

The table below details the fair values and carrying values for our notes receivable, interest rate swaps, and mortgage note payable at March 31, 2022 and December 31, 2021, using level 2 inputs.

	March 31, 2022		December 31, 2021
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable	$26,750	$26,152	$26,000	$25,869
Interest rate swap asset	$7,645	$7,645	$343	$343
Interest rate swap liability	$103	$103	$5,324	$5,324
Mortgage note payable (principal amount)	$5,036	$4,965	$5,076	$5,129

Note 13. Subsequent Events

Dividend Declared
On April 28, 2022, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.44 per share. The dividend is payable on May 27, 2022 to stockholders of record on May 13, 2022.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements
This report and other materials that Community Healthcare Trust Incorporated (the "Company") has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by management of the Company, contain, or will contain, statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “believes”, “expects”, “may”, “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates”, “anticipates” or other similar words or expressions, including the negative thereof. Forward-looking statements are based on certain assumptions and can include future expectations, future plans and strategies, financial and operating projections or other forward-looking information. Such forward-looking statements reflect management’s current beliefs and are based on information currently available to management. Because forward-looking statements relate to future events, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company’s control. Thus, the Company’s actual results and financial condition may differ materially from those indicated in such forward-looking statements. Some factors that might cause such a difference include the following: general volatility of the capital markets and the market price of the Company’s common stock, changes in the Company’s business strategy, availability, terms and deployment of capital, the Company’s ability to refinance existing indebtedness at or prior to maturity on favorable terms, or at all, changes in the real estate industry in general, interest rates or the general economy, adverse developments related to the healthcare industry, the degree and nature of the Company’s competition, the ability to consummate acquisitions under contract, effects on global and national markets as well as businesses resulting from the COVID-19 pandemic, and the other factors described in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and the Company’s other filings with the Securities and Exchange Commission from time to time. Readers are therefore cautioned not to place undue reliance on the forward-looking statements contained herein which speak only as of the date hereof. The Company intends these forward-looking statements to speak only as of the time of this report and the Company undertakes no obligation to update forward-looking statements, whether as a result of new information, future developments, or otherwise, except as may be required by law.

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
During the first three months of 2022, the Company acquired two real estate properties totaling approximately 30,315 square feet for an aggregate purchase price and cash consideration of approximately $5.8 million. Upon acquisition, the properties were 100% leased in the aggregate with lease expirations through 2028. These acquisitions were funded with cash on hand and proceeds from the Company's Revolving Credit Facility. See Note 4 to the Condensed Consolidated Financial Statements for more details on these acquisitions.

Acquisition Pipeline
The Company has one property under a definitive purchase agreement for an expected purchase price of approximately $5.9 million. The Company expects to close on this property during the second or third quarter of 2022; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close. The Company expects to fund these acquisitions with cash on hand, proceeds from the Company's ATM Program, or proceeds from the Company's Revolving Credit Facility.

The Company also has six properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $141.0 million. The Company's expected returns on these investments range from approximately 9.75% to 10.25%. The Company anticipates closing on these properties from the second quarter of 2022 through the fourth quarter of 2023; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

Leased square footage
As of March 31, 2022, our real estate portfolio was approximately 89.9% leased. During the first three months of 2022, we had expiring or terminated leases related to approximately 83,000 square feet, and we leased or renewed leases relating to approximately 80,000 square feet.

Purchase Option Provisions
Certain of the Company's leases provide the lessee with a purchase option or a right of first refusal to purchase the leased property. The purchase option provisions generally allow the lessee to purchase the leased property at fair value or at an amount greater than the Company's gross investment in the leased property at the time of the purchase.

At March 31, 2022, the Company had an aggregate gross investment of approximately $25.2 million in four real estate properties with purchase options exercisable at March 31, 2022 that had not been exercised.

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
The Company's results of operations for the three months ended March 31, 2022 compared to the same period in 2021 have most significantly been impacted by its real estate acquisitions. As of March 31, 2022 and 2021, the Company had investments in real estate properties totaling approximately $843.8 million and $801.0 million, respectively, both amounts including a portion of one property accounted for as a financing lease with a gross amount totaling approximately $3.0 million.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
The table below shows our results of operations for the three months ended March 31, 2022 compared to the same period in 2021 and the effect of changes in those results from period to period on our net income.

	Three Months Ended March 31,		Increase (Decrease) to Net income
(Dollars in thousands)	2022	2021	$	%
REVENUES
Rental income	$22,604	$20,780	$1,824	8.8%
Other operating interest	877	615	262	42.6%
	23,481	21,395	2,086	9.7%
EXPENSES
Property operating	4,091	3,729	(362)	(9.7)%
General and administrative	3,316	2,859	(457)	(16.0)%
Depreciation and amortization	7,942	7,225	(717)	(9.9)%
	15,349	13,813	(1,536)	(11.1)%

INCOME BEFORE INCOME TAXES AND OTHER ITEMS	8,132	7,582	550	7.3%
Interest expense	(2,626)	(2,229)	(397)	(17.8)%
Deferred income tax benefit (expense)	17	(39)	56	143.6%
Interest and other income	1	1	—	—%
NET INCOME	$5,524	$5,315	$209	3.9%

Revenues
Revenues increased approximately $2.1 million, or 9.7%, for the three months ended March 31, 2022 compared to the same period in 2021 mainly due to acquisitions of real estate and interest on the issuance of notes receivable.

Expenses
Property operating expenses increased approximately $0.4 million, or 9.7%, for the three months ended March 31, 2022 compared to the same period in 2021 mainly due to acquisitions of real estate.

General and administrative expenses increased approximately $0.5 million, or 16.0%, for the three months ended March 31, 2022 compared to the same period in 2021 due mainly to the non-cash amortization of non-vested restricted common shares of approximately $564,000, offset partially by reductions in state and local taxes of approximately $59,000, professional fees of approximately $63,000 and office-related expenses of approximately $27,000.

Depreciation and amortization expense increased approximately $0.7 million, or 9.9%, for the three months ended March 31, 2022 compared to the same period in 2021. Acquisitions accounted for an increase of approximately $0.9 million, offset by a decrease of approximately $0.4 million in amortization due to fully amortized real estate lease

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
intangibles which generally have a shorter depreciable life than a building. The remaining increase is generally due to the depreciation of building and tenant improvements.

Interest expense
Interest expense increased approximately $0.4 million, or 17.8%, for the three months ended March 31, 2022 compared to the same period in 2021 due mainly to the refinancing of the Credit Facility in March 2021 resulting in an increase in interest expense of approximately $0.6 million, offset partially by an increase in capitalized interest on construction projects of approximately $0.2 million.

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

The table below reconciles net income to FFO and AFFO for the three months ended March 31, 2022 compared to the same period in 2021.

	Three Months Ended March 31,
(In thousands, excepts per share amounts)	2022	2021
Net income	$5,524	$5,315
Real estate depreciation and amortization	8,001	7,276
FFO	$13,525	$12,591
Straight-line rent	(820)	(838)
Stock-based compensation	2,122	1,558
AFFO	$14,827	$13,311
FFO per diluted common share	$0.56	$0.54
AFFO per diluted common share	$0.61	$0.57
Weighted average common shares outstanding - diluted (1)	24,344	23,500
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

The table below reconciles net income to NOI for the three months ended March 31, 2022 compared to the same period in 2021.

	Three Months Ended March 31,
(In thousands)	2022	2021
Net income	$5,524	$5,315
General and administrative	3,316	2,859
Depreciation and amortization	7,942	7,225
Interest expense	2,626	2,229
Deferred income taxes	(17)	39
Interest and other income	(1)	(1)
NOI	$19,390	$17,666

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

The table below reconciles net income to EBITDAre and Adjusted EBITDAre for the three months ended March 31, 2022 compared to the same period in 2021.

	Three Months Ended March 31,
(In thousands)	2022	2021
Net income	$5,524	$5,315
Interest expense	2,626	2,229
Depreciation and amortization	7,942	7,225
Deferred income tax (benefit) expense	(17)	39
EBITDAre	$16,075	$14,808
Non-cash stock-based compensation expense	2,122	1,558
Adjusted EBITDAre	$18,197	$16,366

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

Credit Facility
The Company's third amended and restated credit facility (the "Credit Facility") provides for a $150.0 million Revolving Credit Facility that matures on March 19, 2026 and includes one 12-month option to extend the maturity date, and $250.0 million in Term Loans, as well as an accordion feature which allows borrowings up to a total of $600.0 million, including the ability to add and fund additional term loans. Note 5 to the Condensed Consolidated Financial Statements provides more details on the Company's Credit Facility. At March 31, 2022, the Company had borrowing capacity remaining under the Revolving Credit Facility of approximately $134.0 million.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. Also, the Company’s current financing policy prohibits aggregate debt (secured or unsecured) in excess of 40% of the Company's total capitalization, except for short-term, transitory periods. At March 31, 2022, our debt to total capitalization ratio (debt plus stockholders' equity plus accumulated depreciation) was approximately 30.6%. The Company was in compliance with its financial covenants under its Credit Facility as of March 31, 2022.

Mortgage Note Payable
The Company also had outstanding at March 31, 2022, a $5.0 million mortgage note payable, secured by one of its properties. The mortgage note amortizes monthly at a fixed interest rate of 4.98% with a balloon payment due upon maturity on May 1, 2024.

Acquisition Pipeline
The Company has one property under a definitive purchase agreement for an expected purchase price of approximately $5.9 million. The Company expects to close on this property during the second or third quarter of 2022; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close. The Company expects to fund these acquisitions with cash on hand, proceeds from the Company's ATM Program, or proceeds from the Company's Revolving Credit Facility.

The Company also has six properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $141.0 million. The Company's expected returns on these investments range from approximately 9.75% to 10.25%. The Company anticipates closing on these properties from the second quarter of 2022 through the fourth quarter of 2023; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

Other Contractual Obligations
Subject to Company approval, we may fund or reimburse tenants for tenant improvements, which are allowed for in certain leases, of up to approximately $8.8 million as of March 31, 2022.

The Company has also entered into contracts regarding certain capital expenditures totaling approximately $1.5 million as of March 31, 2022. Reimbursement of these expenditures by our tenants will be determined by each tenant's lease.

The Company has ground lease obligations relating to five properties, with total obligations of approximately $7.5 million with maturities through 2085, including renewals.

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

Operating Activities
Cash flows provided by operating activities for the three months ended March 31, 2022 and 2021 were approximately $14.4 million and $13.5 million, respectively. Cash flows provided by operating activities were generally provided by contractual rents and interest on our notes receivable, net of property operating expenses not reimbursed by the tenants and general and administrative expenses.

Investing Activities
Cash flows used in investing activities for the three months ended March 31, 2022 and 2021 were approximately $8.5 million and $67.3 million, respectively. During the three months ended March 31, 2022, the Company invested in 2 properties for an aggregate cash consideration of approximately $5.8 million and funded notes totaling approximately $1.5 million. Also, during the three months ended March 31, 2022, the Company received payments on its notes totaling $0.8 million and funded capital expenditures on its existing portfolio totaling approximately $1.9 million.

During the three months ended March 31, 2021, the Company invested in 6 properties for an aggregate cash consideration of approximately $60.0 million and funded notes receivable totaling approximately $7.1 million. Also, during the three months ended March 31, 2021, the Company received payments on its notes receivable totaling $0.9 million and funded capital expenditures on its existing portfolio totaling approximately $1.0 million.

Financing Activities
Cash flows used in financing activities for the three months ended March 31, 2022 were approximately $7.1 million and cash flows provided by financing activities for the three months ended March 31, 2021 were approximately $56.9 million. During the three months ended March 31, 2022, the Company borrowed $4.0 million under its Credit Facility and paid dividends totaling approximately $11.0 million.

During the three months ended March 31, 2021, the Company repaid $26.0 million under its Credit Facility, entered into an amended and restated credit facility in which the Company entered into a 7-year term loan facility totaling $125.0 million, repaid a $50.0 million term loan facility, and incurred $1.6 million in additional debt issuance costs. The Company also sold shares under its ATM Program and received proceeds of approximately $19.9 million, and paid dividends totaling approximately $10.3 million.

Security Deposits
As of March 31, 2022, the Company held approximately $4.6 million in security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon the security deposits if there are any defaults under the leases.

Dividends
The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT.

On April 28, 2022, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.44 per share. The dividend is payable on May 27, 2022 to stockholders of record on May 13, 2022. This rate equates to an annualized dividend of $1.76 per share.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

The ability of the Company to pay dividends is dependent upon its ability to generate cash flows and to make accretive new investments.

Corporate Responsibility
The Company is committed to conducting its business according to the highest ethical standards and upholding its corporate responsibilities as a public company operating for the benefit of its stockholders. The Company's Environmental, Social, and Governance (“ESG”) Committee charter is included on the Company’s website at www.chct.reit. Among other duties, the ESG Committee meets at least annually to review and recommend to the Board the general strategy and initiatives regarding ESG matters, including the Company’s internal and external communications and disclosures.

The Company’s Code of Ethics and Business Conduct not only applies to the Company's directors, officers, and other employees but also extends the Company's expectations that its vendors, service providers, contractors, and consultants will embrace the Company's commitment to integrity and personal responsibility by complying with this Code at all times. The Code of Ethics and Business Conduct includes the Company’s commitment to promote high standards of integrity by conducting its affairs honestly and ethically and to include in its periodic reports or other publicly available documents information and metrics related to internal monitoring, whistleblower, or reporting systems.

The Company’s whistleblower policy prohibits the Company and its affiliates and their officers, employees and agents from discharging, demoting, suspending, threatening, harassing or in any other manner discriminating against any employee for raising a concern. If an employee desires to raise a concern in a confidential or anonymous manner, the concern may be directed to the whistleblower officer at the Company’s whistleblower hotline. During the quarter ended March 31, 2022, the whistleblower officer received no whistleblower complaints.

The Company’s Information Technology infrastructure is cloud-based, utilizing Software as a Service (“SaaS”) applications for substantially all of its software requirements. The Company's IT Committee consists of the Chief Executive Officer, Chief Financial Officer, and the Vice President of Information Technology. The IT Committee reviews and discusses information security matters and cyber security risks. The committee meets at least twice a year and reports to the Board of Directors as needed or at least annually. The Company has adopted the Center of Internet Security (CIS) v8 IG1 cyber security controls including adopting an information security training program for its employees. Since the Company’s inception, the Company has not had a security breach resulting in expenses, penalties or settlements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We may use certain derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We will not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based on a notional amount of principal. Under the most common form of interest rate swap, known from our perspective as a floating-to-fixed interest rate swap, a series of floating, or variable, rate payments on a notional amount of principal is exchanged for a series of fixed interest rate payments on such notional amount. During the three months ended March 31, 2022, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Changes In Internal Control Over Financial Reporting
There were no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, an investor should consider the risk factors included in its Annual Report on Form 10-K for the year ended December 31, 2021 and other reports that may be filed by the Company.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2022, the Company canceled shares of Company common stock to satisfy employee tax withholding obligations payable upon the vesting of non-vested shares, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares purchased as part of publicly announced plans or programs	Maximum Number of Shares that may yet be purchased under the plans or programs

January 1 - January 31	1,651	$47.17	—	—
February 1 - February 28	—	$—	—	—
March 1 - March 31	—	$—	—	—
Total	1,651

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.    EXHIBITS
The exhibits required by Item 601 of Regulation S-K which are filed with this report are listed in the Exhibit Index and are hereby incorporated in by reference.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Corporate Charter of Community Healthcare Trust Incorporated, as amended (1)
3.2	Amended and Restated Bylaws of Community Healthcare Trust Incorporated (2)
10.1 †	Sixth Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Timothy G. Wallace (3)
10.2 †	Third Amendment to Employment Agreement between Community Healthcare Trust Incorporated and David H. Dupuy (4)
10.3 †	Third Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach (5)
10.4 †	First Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Timothy L. Meyer (6)
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
(6)Filed as Exhibit 10.4 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 4, 2022 (File No. 001-37401) and incorporated herein by reference.
*    Filed herewith.
**    Furnished herewith.
†    Denotes executive compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 3, 2022

COMMUNITY HEALTHCARE TRUST INCORPORATED

By:	/s/ Timothy G. Wallace
Timothy G. Wallace
Chief Executive Officer and President

By:	/s/ David H. Dupuy
David H. Dupuy
Executive Vice President and Chief Financial Officer