Form 10-Q
period 2022-06-30
Community Healthcare Trust Inc
filed 2022-08-02
CIK 1631569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37401

Community Healthcare Trust Incorporated
(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-5212033
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
Yes  ☐     No ☒
The Registrant had 25,099,256 shares of Common Stock, $0.01 par value per share, outstanding as of July 27, 2022.

COMMUNITY HEALTHCARE TRUST INCORPORATED
FORM 10-Q
June 30, 2022

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	(Unaudited)
	June 30, 2022	December 31, 2021
ASSETS
Real estate properties
Land and land improvements	$101,909	$97,397
Buildings, improvements, and lease intangibles	764,338	736,465
Personal property	234	223
Total real estate properties	866,481	834,085
Less accumulated depreciation	(149,049)	(133,056)
Total real estate properties, net	717,432	701,029
Cash and cash equivalents	1,699	2,351
Restricted cash	659	516
Other assets, net	66,244	50,337
Total assets	$786,034	$754,233

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Debt, net	$291,726	$265,625
Accounts payable and accrued liabilities	7,219	7,845
Other liabilities, net	14,127	18,651
Total liabilities	313,072	292,121

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 450,000 shares authorized; 25,099 and 24,983 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	251	250
Additional paid-in capital	599,631	595,624
Cumulative net income	70,231	59,123
Accumulated other comprehensive income (loss)	12,761	(4,980)
Cumulative dividends	(209,912)	(187,905)
Total stockholders’ equity	472,962	462,112
Total liabilities and stockholders' equity	$786,034	$754,233

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(Unaudited; Dollars and shares in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUES
Rental income	$23,197	$22,006	$45,801	$42,786
Other operating interest	852	682	1,729	1,297
	24,049	22,688	47,530	44,083

EXPENSES
Property operating	4,062	3,843	8,153	7,572
General and administrative	3,610	2,893	6,926	5,752
Depreciation and amortization	8,077	7,539	16,019	14,763
	15,749	14,275	31,098	28,087

INCOME BEFORE INCOME TAXES AND OTHER ITEMS	8,300	8,413	16,432	15,996
Interest expense	(2,755)	(2,736)	(5,381)	(4,966)
Deferred income tax (expense) benefit	(16)	(20)	1	(59)
Interest and other income	55	53	56	54
NET INCOME	$5,584	$5,710	$11,108	$11,025

NET INCOME PER COMMON SHARE:
Net income per common share – Basic	$0.21	$0.22	$0.41	$0.43
Net income per common share – Diluted	$0.21	$0.22	$0.41	$0.43
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC	23,578	23,195	23,574	23,003
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-DILUTED	23,578	23,195	23,574	23,003

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(Unaudited; Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

NET INCOME	$5,584	$5,710	$11,108	$11,025
Other comprehensive income (loss):
Increase (decrease) in fair value of cash flow hedges	4,584	(2,788)	15,991	15
Reclassification for amounts recognized as interest expense	635	1,160	1,750	2,092
Total other comprehensive income (loss)	5,219	(1,628)	17,741	2,107
COMPREHENSIVE INCOME	$10,803	$4,082	$28,849	$13,132

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
(Unaudited; Dollars and shares in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid in Capital	Cumulative Net Income	Accumulated Other Comprehensive Income (Loss)	Cumulative Dividends	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2022	—	$—	25,072	$251	$597,548	$64,647	$7,542	$(198,874)	$471,114
Issuance of common stock, net of issuance costs	—	—	—	—	(101)	—	—	—	(101)
Stock-based compensation	—	—	27	—	2,184	—	—	—	2,184
Unrecognized gain on cash flow hedges	—	—	—	—	—	—	4,584	—	4,584
Reclassification adjustment for losses included in net income (interest expense)	—	—	—	—	—	—	635	—	635
Net income	—	—	—	—	—	5,584	—	—	5,584
Dividends to common stockholders ($0.44 per share)	—	—	—	—	—	—	—	(11,038)	(11,038)
Balance at June 30, 2022	—	$—	25,099	$251	$599,631	$70,231	$12,761	$(209,912)	$472,962

Balance at December 31, 2021	—	$—	24,983	$250	$595,624	$59,123	$(4,980)	$(187,905)	$462,112
Issuance of common stock, net of issuance costs	—	—	—	—	(299)	—	—	—	(299)
Stock-based compensation, net of shares withheld and forfeited	—	—	116	1	4,306	—	—	—	4,307
Unrecognized gain on cash flow hedges	—	—	—	—	—	—	15,991	—	15,991
Reclassification adjustment for losses included in net income (interest expense)	—	—	—	—	—	—	1,750	—	1,750
Net income	—	—	—	—	—	11,108	—	—	11,108
Dividends to common stockholders ($0.8775 per share)	—	—	—	—	—	—	—	(22,007)	(22,007)
Balance at June 30, 2022	—	$—	25,099	$251	$599,631	$70,231	$12,761	$(209,912)	$472,962

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(Unaudited; Dollars and shares in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid in Capital	Cumulative Net Income	Accumulated Other Comprehensive (Loss) Income	Cumulative Dividends	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2021	—	$—	24,417	$244	$571,781	$41,946	$(8,111)	$(155,774)	$450,086
Issuance of common stock, net of issuance costs	—	—	248	2	11,792	—	—	—	11,794
Stock-based compensation	—	—	22	1	1,604	—	—	—	1,605
Unrecognized loss on cash flow hedges	—	—	—	—	—	—	(2,788)	—	(2,788)
Reclassification adjustment for losses included in net income (interest expense)	—	—	—	—	—	—	1,160	—	1,160
Net income	—	—	—	—	—	5,710	—	—	5,710
Dividends to common stockholders ($0.43 per share)	—	—	—	—	—	—	—	(10,511)	(10,511)
Balance at June 30, 2021	—	$—	24,687	$247	$585,177	$47,656	$(9,739)	$(166,285)	$457,056

Balance at December 31, 2020	—	$—	23,888	$239	$550,391	$36,631	$(11,846)	$(145,499)	$429,916
Issuance of common stock, net of issuance costs	—	—	683	7	31,632	—	—	—	31,639
Stock-based compensation	—	—	116	1	3,154	—	—	—	3,155
Unrecognized gain on cash flow hedges	—	—	—	—	—	—	15	—	15
Reclassification adjustment for losses included in net income (interest expense)	—	—	—	—	—	—	2,092	—	2,092
Net income	—	—	—	—	—	11,025	—	—	11,025
Dividends to common stockholders ($0.8575 per share)	—	—	—	—	—	—	—	(20,786)	(20,786)
Balance at June 30, 2021	—	$—	24,687	$247	$585,177	$47,656	$(9,739)	$(166,285)	$457,056

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$11,108	$11,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,019	14,763
Other amortization	419	415
Stock-based compensation	4,307	3,155
Straight-line rent receivable	(1,737)	(1,818)
Deferred income tax (benefit) expense	(1)	59
Changes in operating assets and liabilities:
Other assets	(782)	(393)
Accounts payable and accrued liabilities	263	(108)
Other liabilities	(77)	1,004
Net cash provided by operating activities	29,519	28,102

INVESTING ACTIVITIES
Acquisitions of real estate	(28,671)	(68,921)
Acquisition and funding of notes receivable	(3,000)	(11,520)
Proceeds from the repayment of notes receivable	1,500	1,592
Capital expenditures on existing real estate properties	(3,648)	(3,065)
Net cash used in investing activities	(33,819)	(81,914)

FINANCING ACTIVITIES
Net borrowings (repayments) on revolving credit facility	26,000	(28,000)
Term loan borrowings	—	125,000
Term loan repayments	—	(50,000)
Mortgage note repayments	(69)	(57)
Dividends paid	(22,007)	(20,786)
Proceeds from issuance of common stock	—	31,793
Equity issuance costs	(133)	(130)
Debt issuance costs	—	(1,646)
Net cash provided by financing activities	3,791	56,174
(Decrease) increase in cash and cash equivalents and restricted cash	(509)	2,362
Cash and cash equivalents and restricted cash, beginning of period	2,867	2,892
Cash and cash equivalents and restricted cash, end of period	$2,358	$5,254

Supplemental Cash Flow Information:
Interest paid (net of capitalized interest)	$5,053	$4,599
Invoices accrued for construction, tenant improvement and other capitalized costs	$1,395	$1,240
Reclassification of registration statement costs incurred in prior year to equity issuance costs	$221	$163
Increase in fair value of cash flow hedges	$15,991	$15
Income taxes paid	$42	$25
Capitalized interest	$364	$73
See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Overview
Community Healthcare Trust Incorporated (the ‘‘Company’’, ‘‘we’’, ‘‘our’’) was organized in the State of Maryland on March 28, 2014. The Company is a fully-integrated healthcare real estate company that owns and acquires real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers. As of June 30, 2022, the Company had investments of approximately $869.5 million in 159 real estate properties (including a portion of one property accounted for as a financing lease with a gross amount totaling approximately $3.0 million). The properties are located in 34 states, totaling approximately 3.4 million square feet in the aggregate and were approximately 90.3% leased at June 30, 2022 with a weighted average remaining lease term of approximately 7.8 years. Any references to square footage, property count, or occupancy percentages, and any amounts derived from these values in these notes to the condensed consolidated financial statements, are outside the scope of our independent registered public accounting firm's review.

Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. This interim financial information should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Management believes that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2022. All intercompany accounts and transactions have been eliminated.

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

	Balance as of June 30,
(Dollars in thousands)	2022	2021
Cash and cash equivalents	$1,699	$4,787
Restricted cash	659	467
Cash, cash equivalents and restricted cash	$2,358	$5,254

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

NOTE 2. REAL ESTATE PROPERTIES

As of June 30, 2022, we had investments of approximately $869.5 million in 159 real estate properties (including a portion of one property accounted for as a financing lease with a gross amount totaling approximately $3.0 million). The Company's investments are diversified by property type, geographic location, and tenant as shown in the following tables:

Property Type	# of Properties	Gross Investment (in thousands)
Medical Office Building	65	$298,680
Acute Inpatient Behavioral	5	130,410
Inpatient Rehabilitation Facilities	7	151,234
Specialty Centers	34	106,193
Physician Clinics	29	82,213
Surgical Centers and Hospitals	10	54,851
Behavioral Specialty Facilities	8	30,978
Long-term Acute Care Hospitals	1	14,937
Total	159	$869,496

State	# of Properties	Gross Investment (in thousands)
Texas	15	$137,523
Illinois	16	120,339
Ohio	23	101,144
Florida	14	66,265
Massachusetts	2	35,298
All Others	89	408,927
Total	159	$869,496

Notes to Condensed Consolidated Financial Statements - Continued

Primary Tenant	# of Properties	Gross Investment (in thousands)
Everest Rehabilitation	4	$80,658
US Healthvest	3	77,964
All Others	152	710,874
Total	159	$869,496

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

Future minimum lease payments under the non-cancelable operating leases due to the Company for the years ending December 31, as of June 30, 2022, are as follows (in thousands):

2022 (six months ending December 31)	$39,823
2023	76,469
2024	71,470
2025	66,222
2026	59,091
2027 and thereafter	375,290
$688,365

Rental income is recognized as earned over the life of the lease agreement on a straight-line basis when collection of rental payments over the term of the lease is probable. Straight-line rent included in rental income was approximately $0.9 million and $1.0 million, respectively, for the three months ended June 30, 2022 and 2021, and was approximately $1.7 million and $1.8 million, respectively, for the six months ended June 30, 2022 and 2021.

Purchase Option Provisions
Certain of the Company's leases provide the lessee with a purchase option or a right of first refusal to purchase the leased property. The purchase option provisions generally allow the lessee to purchase the leased property at fair value or at an amount greater than the Company's gross investment in the leased property at the time of the purchase.

At June 30, 2022, the Company had an aggregate gross investment of approximately $28.1 million in five real estate properties with purchase options exercisable at June 30, 2022 that had not been exercised.

Notes to Condensed Consolidated Financial Statements - Continued
Sales-type Lease
The Company has a portion of one property accounted for as a sales-type lease with a gross amount totaling approximately $3.0 million included in other assets, net on the Company's Condensed Consolidated Balance Sheets. Future lease payments due to the Company under this lease for the years ending December 31, as of June 30, 2022, are as follows (in thousands):

2022 (six months ended December 31)	$165
2023	336
2024	346
2025	356
2026	367
2027 and thereafter	5,587
Total undiscounted lease receivable	7,157
Discount	(4,124)
Lease receivable	$3,033

The Company recognized interest income of approximately $0.1 million and $0.1 million, respectively, during the three months ended June 30, 2022 and 2021 and recognized approximately $0.2 million and $0.2 million, respectively, of interest income during the six months ended June 30, 2022 and 2021 related to this lease which is included in other operating interest on the Company's Consolidated Income Statements.

Lessee Accounting
At June 30, 2022, the Company was obligated, as the lessee, under four non-prepaid ground leases accounted for as operating leases with expiration dates, including renewal options, through 2076, and one non-prepaid ground lease accounted for as a financing lease with an expiration date through 2085, including renewal options. Any rental increases related to the Company's ground leases are generally either stated or based on the Consumer Price Index. The Company's future lease payments under these non-prepaid ground leases were as follows (in thousands):

	Operating	Financing
2022 (six months ended December 31)	$21	$63
2023	42	125
2024	43	138
2025	44	138
2026	44	138
2027 and thereafter	1,193	5,483
Total undiscounted lease payments	1,387	6,085
Discount	(596)	(3,114)
Lease liabilities	$791	$2,971

Notes to Condensed Consolidated Financial Statements - Continued
The following table discloses other information regarding the ground leases.

	June 30,
	2022	2021
Operating leases:
Weighted-average remaining lease term in years (including renewal options)	36.43	37.63
Weighted-average discount rate	4.0%	4.0%

Financing leases:
Weighted-average remaining lease term in years (including renewal options)	36.5	35.5
Weighted-average discount rate	4.1%	4.1%

NOTE 4. REAL ESTATE ACQUISITIONS

During the second quarter of 2022, the Company acquired one real estate property. Upon acquisition, the property was 100% leased with a lease expiration in 2037. Amounts reflected in revenues and net income for this property for the three months ended June 30, 2022 were approximately $0.4 million and $0.3 million, respectively, and transaction costs totaling approximately $0.1 million were capitalized relating to the property acquisition.
During the first quarter of 2022, the Company acquired two real estate properties. Upon acquisition, the properties were 100% leased in the aggregate with lease expirations through 2028. Amounts reflected in revenues and net income for these properties for the six months ended June 30, 2022 were approximately $0.3 million and $43,000, respectively, and transaction costs totaling approximately $0.1 million were capitalized relating to these property acquisitions.

Location	Property Type (1)	Date Acquired	Purchase Price	Cash Consideration	Real Estate	Other	Square Footage
			(000's)	(000's)	(000's)	(000's)
Toledo, OH	MOB	03/09/22	$2,606	$2,621	$2,735	$(114)	17,465
Fremont, NE	MOB	03/09/22	3,232	3,224	3,443	(219)	12,850
Cincinnati, OH	IRF	05/12/22	23,500	22,826	23,558	(732)	37,720
			$29,338	$28,671	$29,736	$(1,065)	68,035

(1) MOB - Medical Office Building; IRF - Inpatient Rehabilitation Facility

Notes to Condensed Consolidated Financial Statements - Continued
The following table summarizes the relative fair values of the assets acquired and liabilities assumed in the property acquisitions for the six months ended June 30, 2022.

	Relative Fair Value	Estimated Useful Life
	(in thousands)	(in years)
Land and land improvements	$4,258	12.7
Building and building improvements	24,290	45.3
Intangibles:
At-market lease intangibles	1,187	4.5
Below-market lease intangibles	(194)	6.1
Total intangibles	993
Accounts payable, accrued liabilities and other liabilities assumed	(97)
Prorated rent, interest and operating expense reimbursement amounts collected	(773)
Total cash consideration	$28,671

NOTE 5. DEBT, NET

The table below details the Company's debt as of June 30, 2022 and December 31, 2021.

	Balance as of
(Dollars in thousands)	June 30, 2022	December 31, 2021	Maturity Dates

Credit Facility:
Revolving Credit Facility	$38,000	$12,000	3/26
A-2 Term Loan, net	49,855	49,813	3/24
A-3 Term Loan, net	74,548	74,487	3/26
A-4 Term Loan, net	124,352	124,296	3/28
Mortgage Note Payable, net	4,971	5,029	5/24
	$291,726	$265,625

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

Notes to Condensed Consolidated Financial Statements - Continued
Amounts outstanding under the Revolving Credit Facility bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 1.25% to 1.90% or (ii) a base rate plus 0.25% to 0.90% in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.20% of the amount of the unused portion of the Revolving Credit Facility if amounts borrowed are greater than 33.3% of the borrowing capacity under the Revolving Credit Facility and 0.25% of the unused portion of the Revolving Credit Facility if amounts borrowed are less than or equal to 33.3% of the borrowing capacity under the Revolving Credit Facility. The Company had $38.0 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 2.9% and a borrowing capacity remaining of $112.0 million at June 30, 2022.

Amounts outstanding under the Term Loans, as amended, bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 1.45% to 2.30% or (ii) a base rate plus 0.45% to 1.30%, in each case, depending upon the Company’s leverage ratio. The Company has entered into interest rate swaps to fix the interest rates on the Term Loans. See Note 6 – Derivative Financial Instruments for more details on the interest rate swaps. At June 30, 2022, the Company had $250.0 million outstanding under the Term Loans which had a fixed weighted average interest rate under the swaps of approximately 3.79%.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. The Company was in compliance with its financial covenants under its Credit Facility as of June 30, 2022.

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

As of June 30, 2022, the Company had twelve outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk for notional amounts totaling $250.0 million.

Notes to Condensed Consolidated Financial Statements - Continued
Tabular Disclosure of Fair Value of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021.

	Asset Derivatives Fair Value at			Liability Derivatives Fair Value at
(Dollars in thousands)	June 30, 2022	December 31, 2021	Balance Sheet Classification	June 30, 2022	December 31, 2021	Balance Sheet Classification
Interest rate swaps	$12,761	$343	Other assets, net	$—	$5,324	Other liabilities, net

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) ("AOCI") and are subsequently reclassified to interest expense in the period that the hedged forecasted transaction affects earnings.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s Term Loans. During the next twelve months, the Company estimates that an additional $3.3 million will be reclassified from AOCI as a decrease to interest expense.

Tabular Disclosure of the Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Amount of unrealized gain (loss) recognized in OCI on derivatives	$4,584	$(2,788)	$15,991	$15
Amount of loss reclassified from AOCI into interest expense	$635	$1,160	$1,750	$2,092
Total interest expense presented in the Condensed Consolidated Statements of Income in which the effects of the cash flow hedges are recorded	$2,755	$2,736	$5,381	$4,966

Tabular Disclosures of Offsetting Derivatives
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of June 30, 2022 and December 31, 2021. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Condensed Consolidated Balance Sheets.

Offsetting of Derivative Assets (as of June 30, 2022)
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$12,761	$—	$12,761	$—	$—	$12,761

Notes to Condensed Consolidated Financial Statements - Continued

Offsetting of Derivative Liabilities (as of June 30, 2022)
Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$—	$—	$—	$—	$—	$—

Offsetting of Derivative Assets (as of December 31, 2021)
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$343	$—	$343	$(247)	$—	$96

Offsetting of Derivative Liabilities (as of December 31, 2021)
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$(5,324)	$—	$(5,324)	$247	$—	$(5,077)

Credit-risk-related Contingent Features
As of June 30, 2022, the Company did not have any derivatives in a net liability position. As of June 30, 2022, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company terminated these interest rate swaps or breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.

NOTE 7. STOCKHOLDERS' EQUITY

Common Stock
The following table provides a reconciliation of the beginning and ending common stock balances for the six months ended June 30, 2022 and for the year ended December 31, 2021:

(In thousands)	Six Months Ended June 30, 2022	Year Ended December 31, 2021
Balance, beginning of period	24,983	23,888
Issuance of common stock	—	823
Restricted stock issued	119	273
Restricted stock withheld and forfeited	(3)	(1)
Balance, end of period	25,099	24,983

ATM Program
The Company has an at-the-market offering program ("ATM Program"), with Piper Sandler & Co., Evercore Group L.L.C., Truist Securities, Inc., Regions Securities LLC, Robert W. Baird & Co. Incorporated, Fifth Third Securities, Inc. and Janney Montgomery Scott LLC., as sales agents (collectively, the “Agents”). Under the ATM Program, the

Notes to Condensed Consolidated Financial Statements - Continued
Company may issue and sell shares of its common stock, having an aggregate gross sales price of up to $360.0 million. The shares of common stock may be sold from time to time through or to one or more of the Agents, as may be determined by the Company in its sole discretion, subject to the terms and conditions of the agreement and applicable law.

The Company elected not to issue any shares under the ATM Program during the six months ended June 30, 2022. As of June 30, 2022, the Company had approximately $101.0 million remaining that may be issued under the ATM Program.

NOTE 8. NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share for the three and six months ended June 30, 2022 and 2021, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2022	2021	2022	2021
Net income	$5,584	$5,710	$11,108	$11,025
Participating securities' share in earnings	(668)	(547)	(1,327)	(1,085)
Net income, less participating securities' share in earnings	$4,916	$5,163	$9,781	$9,940

Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	25,087	24,457	25,074	24,256
Unvested restricted shares	(1,509)	(1,262)	(1,500)	(1,253)
Weighted average Common Shares outstanding–Basic	23,578	23,195	23,574	23,003
Dilutive potential common shares	—	—	—	—
Weighted average Common Shares outstanding –Diluted	23,578	23,195	23,574	23,003

Basic Net Income per Common Share	$0.21	$0.22	$0.41	$0.43

Diluted Net Income per Common Share	$0.21	$0.22	$0.41	$0.43

NOTE 9. STOCK INCENTIVE PLAN

A summary of the activity under the Company's 2014 Incentive Plan, as amended, for the three and six months ended June 30, 2022 and 2021 is included in the table below, as well as compensation expense recognized from the amortization of the value of shares over the applicable vesting periods.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in thousands)	2022	2021	2022	2021
Stock-based awards, beginning of period	1,502	1,258	1,416	1,165
Stock in lieu of compensation	8	6	52	50
Stock awards	19	16	67	65
Total stock granted	27	22	119	115
Vested shares	(17)	(20)	(22)	(20)
Forfeited shares	—	—	(1)	—
Stock-based awards, end of period	1,512	1,260	1,512	1,260
Amortization expense	$2,184	$1,606	$4,307	$3,164

Notes to Condensed Consolidated Financial Statements - Continued
NOTE 10. OTHER ASSETS, NET

Other assets, net on the Company's Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 are detailed in the table below.

	Balance as of
(Dollars in thousands)	June 30, 2022	December 31, 2021
Notes receivable	$27,500	$26,000
Accounts and interest receivable	2,463	2,116
Straight-line rent receivable	13,723	11,968
Prepaid assets	728	701
Deferred financing costs, net	790	896
Leasing commissions, net	1,389	1,239
Deferred tax assets, net	349	348
Fair value of interest rate swaps	12,761	343
Above-market lease intangible assets, net	517	611
Sales-type lease receivable	3,033	3,031
Financing right-of-use asset	1,844	1,870
Operating lease right-of-use assets	774	788
Other	373	426
	$66,244	$50,337

The Company's notes receivable mainly included:

•At June 30, 2022 and December 31, 2021, notes receivable included a $10.5 million and $12.0 million, respectively, term loan, secured by all assets and ownership interests in seven long-term acute care hospitals and one inpatient rehabilitation hospital owned by the borrower. The term loan will be repaid in equal monthly installments of $250,000 through the maturity date of December 31, 2025 and bears interest at 9% per annum.

•At June 30, 2022 and December 31, 2021, notes receivable included a $6.0 million and $6.0 million, respectively, term loan and a $11.0 million and $8.0 million, respectively, revolving credit facility, secured by assets and ownership interests of six geriatric behavioral hospitals and affiliated companies all of which are co-borrowers on the loans. The term loan bears interest at 9% per annum, with interest only payments due initially and then equal monthly installments of principal payments due beginning June 30, 2023. The term loan facility matures on July 1, 2027. The revolving credit facility bears interest at 9% per annum and matures on December 31, 2025. In addition, the Company has committed to fund, at the Company’s discretion, additional amounts, up to $5.0 million with interest at 9% per annum on any amount funded, that may be used by the borrower to pay existing liabilities of co-borrowers. The term loan, the revolving credit facility and the additional commitment all include a 3% non-cash interest charge that is due and payable upon the earlier of the repayment or maturity of each note.

Notes to Condensed Consolidated Financial Statements - Continued
The Company identified the borrowers of these notes as variable interest entities ("VIEs"), but management determined that the Company was not the primary beneficiary of the VIEs because we lack either directly or through related parties any material decision-making rights or control of the entities that impact the borrowers' economic performance. We are not obligated to provide support beyond our stated commitment to the borrowers, and accordingly our maximum exposure to loss as a result of this relationship is limited to the amount of our outstanding notes receivable. The VIEs that we have identified at June 30, 2022 are summarized in the table below.

Classification	Carrying Amount (in thousands)	Maximum Exposure to Loss (in thousands)
Note receivable (term loan)	$10,500	$10,500
Note receivable (revolving credit facility)	$11,000	$11,000
Note receivable (term loan)	$6,000	$6,000

NOTE 11. OTHER LIABILITIES, NET

Other liabilities, net on the Company's Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 are detailed in the table below.

	Balance as of
(Dollars in thousands)	June 30, 2022	December 31, 2021
Prepaid rent	$3,967	$3,791
Security deposits	5,224	4,640
Below-market lease intangibles, net	720	616
Fair value of derivatives	—	5,324
Financing lease liability	2,971	2,973
Operating lease liability	791	795
Other	454	512
	$14,127	$18,651

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

The table below details the fair values and carrying values for our notes receivable, interest rate swaps, and mortgage note payable at June 30, 2022 and December 31, 2021, using level 2 inputs.

	June 30, 2022		December 31, 2021
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable	$27,500	$26,641	$26,000	$25,869
Interest rate swap asset	$12,761	$12,761	$343	$343
Interest rate swap liability	$—	$—	$5,324	$5,324
Mortgage note payable (principal amount)	$5,007	$4,886	$5,076	$5,129

NOTE 13. SUBSEQUENT EVENTS

Dividend Declared
On July 28, 2022, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.4425 per share. The dividend is payable on August 26, 2022 to stockholders of record on August 12, 2022.

Restricted Stock Issuances
On July 29, 2022, the Company issued 72,431 shares of restricted stock to its executive officers under the Company's 2014 Incentive Plan with an 8-year vesting period.

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
During the first six months of 2022, the Company acquired three real estate properties totaling approximately 68,035 square feet for an aggregate purchase price of approximately $29.3 million and cash consideration of approximately $28.7 million. Upon acquisition, the properties were 100% leased in the aggregate with lease expirations through 2037. These acquisitions were funded with cash on hand and proceeds from the Company's Revolving Credit Facility. See Note 4 – Real Estate Acquisitions to the Condensed Consolidated Financial Statements for more details on these acquisitions.

Acquisition Pipeline
The Company has three properties under definitive purchase agreements for an aggregate expected purchase price of approximately $23.4 million. The Company's expected returns on these investments range from 9.0% to 9.72%. The Company expects to close on these properties in the second half of 2022; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close. The Company expects to fund these acquisitions with cash on hand, proceeds from the Company's ATM Program, or proceeds from the Company's Revolving Credit Facility.

The Company also has five properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $117.5 million. The Company's expected return on these investments will approximate 10.25%. The Company anticipates closing on these properties from the fourth quarter of 2022 through the fourth quarter of 2023; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

Leased Square Footage
As of June 30, 2022, our real estate portfolio was approximately 90.3% leased. During the first six months of 2022, we had expiring or terminated leases related to approximately 239,000 square feet, and we leased or renewed leases relating to approximately 247,000 square feet.

Purchase Option Provisions
Certain of the Company's leases provide the lessee with a purchase option or a right of first refusal to purchase the leased property. The purchase option provisions generally allow the lessee to purchase the leased property at fair value or at an amount greater than the Company's gross investment in the leased property at the time of the purchase.

At June 30, 2022, the Company had an aggregate gross investment of approximately $28.1 million in five real estate properties with purchase options exercisable at June 30, 2022 that had not been exercised.

Seasonality
We do not expect our business to be subject to material seasonal fluctuations.

New Accounting Pronouncements
See Note 1 – Summary of Significant Accounting Policies to the Company’s Condensed Consolidated Financial Statements accompanying this report for information on new accounting standards recently adopted and not yet adopted.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Results of Operations
The Company's results of operations for the three and six months ended June 30, 2022 compared to the same periods in 2021 were impacted by real estate acquisitions, capital market activity, the amortization of non-cash compensation, as well as other items discussed in more detail below.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
The table below shows our results of operations for the three months ended June 30, 2022 compared to the same period in 2021 and the effect of changes in those results from period to period on our net income.

	Three Months Ended June 30,		Increase (Decrease) to Net income
(Dollars in thousands)	2022	2021	$	%
REVENUES
Rental income	$23,197	$22,006	$1,191	5.4%
Other operating interest	852	682	170	24.9%
	24,049	22,688	1,361	6.0%
EXPENSES
Property operating	4,062	3,843	(219)	(5.7)%
General and administrative	3,610	2,893	(717)	(24.8)%
Depreciation and amortization	8,077	7,539	(538)	(7.1)%
	15,749	14,275	(1,474)	(10.3)%

INCOME BEFORE INCOME TAXES AND OTHER ITEMS	8,300	8,413	(113)	(1.3)%
Interest expense	(2,755)	(2,736)	(19)	(0.7)%
Deferred income tax expense	(16)	(20)	4	20.0%
Interest and other income	55	53	2	3.8%
NET INCOME	$5,584	$5,710	$(126)	(2.2)%

Revenues
Rental income increased approximately $1.2 million, or 5.4%, for the three months ended June 30, 2022 compared to the same period in 2021 due mainly to acquisitions of real estate in 2022 and 2021.

Other operating interest increased $0.2 million, or 24.9%, for the three months ended June 30, 2022 compared to the same period in 2021. This increase in interest was due to additional amounts funded under existing notes receivable.

Expenses
Property operating expenses increased approximately $0.2 million, or 5.7%, for the three months ended June 30, 2022 compared to the same period in 2021 mainly due to acquisitions of real estate in 2022 and 2021.

General and administrative expenses increased approximately $0.7 million, or 24.8%, for the three months ended June 30, 2022 compared to the same period in 2021 due mainly to the non-cash amortization of non-vested restricted common shares granted in 2022 and 2021.

Depreciation and amortization expense increased approximately $0.5 million, or 7.1%, for the three months ended June 30, 2022 compared to the same period in 2021. This increase was comprised mainly of the following:

•Acquisitions of real estate in 2022 and 2021 resulted in an increase of approximately $0.7 million;

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
•Tenant improvements and other capital expenditures resulted in an increase of approximately $0.2 million; and
•Fully amortized real estate lease intangibles which generally have a shorter depreciable life than a building resulted in a decrease of approximately $0.4 million.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
The table below shows our results of operations for the six months ended June 30, 2022 compared to the same period in 2021 and the effect of changes in those results from period to period on our net income.

	Six Months Ended June 30,		Increase (Decrease) to Net income
(Dollars in thousands)	2022	2021	$	%
REVENUES
Rental income	$45,801	$42,786	$3,015	7.0%
Other operating interest	1,729	1,297	432	33.3%
	47,530	44,083	3,447	7.8%
EXPENSES
Property operating	8,153	7,572	(581)	(7.7)%
General and administrative	6,926	5,752	(1,174)	(20.4)%
Depreciation and amortization	16,019	14,763	(1,256)	(8.5)%
	31,098	28,087	(3,011)	(10.7)%

INCOME BEFORE INCOME TAXES AND OTHER ITEMS	16,432	15,996	436	2.7%
Interest expense	(5,381)	(4,966)	(415)	(8.4)%
Deferred income tax benefit (expense)	1	(59)	60	101.7%
Interest and other income	56	54	2	3.7%
NET INCOME	$11,108	$11,025	$83	0.8%

Revenues
Revenues increased approximately $3.0 million, or 7.0%, for the six months ended June 30, 2022 compared to the same period in 2021 due mainly to acquisitions of real estate in 2022 and 2021.

Other operating interest increased $0.4 million, or 33.3%, for the six months ended June 30, 2022 compared to the same period in 2021. This increase in interest was due to additional amounts funded under existing notes receivable.

Expenses
Property operating expenses increased approximately $0.6 million, or 7.7%, for the six months ended June 30, 2022 compared to the same period in 2021. This increase was due mainly to:

•Acquisitions of real estate in 2022 and 2021 contributed to an increase of approximately $0.7 million; offset partially by
•Operating expenses on the existing portfolio decreasing by approximately $0.1 million.

General and administrative expenses increased approximately $1.2 million, or 20.4%, for the six months ended June 30, 2022 compared to the same period in 2021 due mainly to the non-cash amortization of non-vested restricted common shares granted in 2022 and 2021.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Depreciation and amortization expense increased approximately $1.3 million, or 8.5%, for the six months ended June 30, 2022 compared to the same period in 2021. The increase was comprised mainly of the following:

•Acquisitions of real estate in 2022 and 2021 resulted in an increase of approximately $1.6 million;
•Tenant improvements and other capital expenditures resulted in an increase of approximately $0.4 million; and
•Fully amortized real estate lease intangibles which generally have a shorter depreciable life than a building resulted in a decrease of approximately $0.7 million.

Interest expense
Interest expense increased approximately $0.4 million, or 8.4%, for the six months ended June 30, 2022 compared to the same period in 2021. This increase relates mainly to:

•The Company's Credit Facility, refinanced in March 2021, resulted in an increase of approximately $0.7 million; and
•Interest capitalized on construction projects resulted in a decrease of approximately $0.3 million.

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

The table below reconciles net income to FFO and AFFO for the three months ended June 30, 2022 compared to the same period in 2021.

	Three Months Ended June 30,
(In thousands, except per share amounts)	2022	2021
Net income	$5,584	$5,710
Real estate depreciation and amortization	8,141	7,593
FFO	$13,725	$13,303
Straight-line rent	(917)	(981)
Stock-based compensation	2,184	1,606
AFFO	$14,992	$13,928
FFO per diluted common share	$0.57	$0.56
AFFO per diluted common share	$0.62	$0.58
Weighted average common shares outstanding - diluted (1)	24,247	23,908
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

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
The table below reconciles net income to NOI for the three months ended June 30, 2022 compared to the same period in 2021.

	Three Months Ended June 30,
(In thousands)	2022	2021
Net income	$5,584	$5,710
General and administrative	3,610	2,893
Depreciation and amortization	8,077	7,539
Interest expense	2,755	2,736
Deferred income expense	16	20
Interest and other income	(55)	(53)
NOI	$19,987	$18,845

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

The table below reconciles net income to EBITDAre and Adjusted EBITDAre for the three months ended June 30, 2022 compared to the same period in 2021.

	Three Months Ended June 30,
(In thousands)	2022	2021
Net income	$5,584	$5,710
Interest expense	2,755	2,736
Depreciation and amortization	8,077	7,539
Deferred income tax expense	16	20
EBITDAre	$16,432	$16,005
Non-cash stock-based compensation expense	2,184	1,606
Adjusted EBITDAre	$18,616	$17,611

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

Credit Facility
The Company's third amended and restated credit facility (the "Credit Facility") provides for a $150.0 million Revolving Credit Facility that matures on March 19, 2026 and includes one 12-month option to extend the maturity date, and $250.0 million in Term Loans, as well as an accordion feature which allows borrowings up to a total of $600.0 million, including the ability to add and fund additional term loans. Note 5 – Debt, net to the Condensed Consolidated Financial Statements provides more details on the Company's Credit Facility. At June 30, 2022, the Company had borrowing capacity remaining under the Revolving Credit Facility of approximately $112.0 million.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. Also, the Company’s current financing policy prohibits aggregate debt (secured or unsecured) in excess of 40% of the Company's total capitalization, except for short-term, transitory periods. At June 30, 2022, our debt to total capitalization ratio (debt plus stockholders' equity plus accumulated depreciation) was approximately 31.9%. The Company was in compliance with its financial covenants under its Credit Facility as of June 30, 2022.

Mortgage Note Payable
The Company also had outstanding at June 30, 2022, a $5.0 million mortgage note payable, secured by one of its properties. The mortgage note amortizes monthly at a fixed interest rate of 4.98% with a balloon payment due upon maturity on May 1, 2024.

Acquisition Pipeline
The Company has three properties under definitive purchase agreements for an aggregate expected purchase price of approximately $23.4 million. The Company's expected returns on these investments range from 9.0% to 9.72%. The Company expects to close on these properties in the second half of 2022; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close. The Company expects to fund these acquisitions with cash on hand, proceeds from the Company's ATM Program, or proceeds from the Company's Revolving Credit Facility.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
The Company also has five properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $117.5 million. The Company's expected return on these investments will approximate 10.25%. The Company anticipates closing on these properties from the fourth quarter of 2022 through the fourth quarter of 2023; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

Other Contractual Obligations
Subject to Company approval, we may fund or reimburse tenants for tenant improvements, which are allowed for in certain leases, of up to approximately $9.4 million as of June 30, 2022.

The Company has also entered into contracts regarding certain capital expenditures with remaining commitments totaling approximately $4.3 million as of June 30, 2022. Reimbursement of these expenditures by our tenants will be determined by each tenant's lease.

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

Operating Activities
Cash flows provided by operating activities for the six months ended June 30, 2022 and 2021 were approximately $29.5 million and $28.1 million, respectively. Cash flows provided by operating activities were generally provided by contractual rents and interest on our notes receivable, net of property operating expenses not reimbursed by the tenants and general and administrative expenses.

Investing Activities
Cash flows used in investing activities for the six months ended June 30, 2022 and 2021 were approximately $33.8 million and $81.9 million, respectively. During the six months ended June 30, 2022, the Company invested in three properties for an aggregate cash consideration of approximately $28.7 million and funded notes totaling approximately $3.0 million. Also, during the six months ended June 30, 2022, the Company received payments on its notes totaling $1.5 million and funded capital expenditures on its existing portfolio totaling approximately $3.6 million.

During the six months ended June 30, 2021, the Company invested in 8 properties for an aggregate cash consideration of approximately $68.9 million and funded notes receivable totaling approximately $11.5 million. Also, during the six months ended June 30, 2021, the Company received payments on its notes receivable totaling $1.6 million and funded capital expenditures on its existing portfolio totaling approximately $3.1 million.

Financing Activities
Cash flows provide by financing activities for the six months ended June 30, 2022 and 2021 were approximately $3.8 million and $56.2 million, respectively. During the six months ended June 30, 2022, the Company borrowed $26.0 million under its Revolving Credit Facility and paid dividends totaling approximately $22.0 million.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
During the six months ended June 30, 2021, the Company repaid $28.0 million under its Revolving Credit Facility, entered into an amended and restated credit facility in which the Company entered into a 7-year term loan facility totaling $125.0 million, repaid a $50.0 million term loan facility, and incurred $1.6 million in additional debt issuance costs. The Company also sold shares under its ATM Program and received proceeds of approximately $31.8 million, and paid dividends totaling approximately $20.8 million.

Security Deposits
As of June 30, 2022, the Company held approximately $5.3 million in security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon the security deposits if there are any defaults under the leases.

Dividends
The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT.

On July 28, 2022, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.4425 per share. The dividend is payable on August 26, 2022 to stockholders of record on August 12, 2022. This rate equates to an annualized dividend of $1.77 per share.

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

The Company’s whistleblower policy prohibits the Company and its affiliates and their officers, employees and agents from discharging, demoting, suspending, threatening, harassing or in any other manner discriminating against any employee for raising a concern. If an employee desires to raise a concern in a confidential or anonymous manner, the concern may be directed to the whistleblower officer at the Company’s whistleblower hotline. During the quarter ended June 30, 2022, the whistleblower officer received no whistleblower complaints.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We may use certain derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We will not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based on a notional amount of principal. Under the most common form of interest rate swap, known from our perspective as a floating-to-fixed interest rate swap, a series of floating, or variable, rate payments on a notional amount of principal is exchanged for a series of fixed interest rate payments on such notional amount. During the six months ended June 30, 2022, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Changes In Internal Control Over Financial Reporting
There were no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EXHIBIT INDEX

Exhibit No.	Description
3.1	Corporate Charter of Community Healthcare Trust Incorporated, as amended (1)
3.2	Amended and Restated Bylaws of Community Healthcare Trust Incorporated (2)
10.1 †	Second Amended and Restated Alignment of Interest Program (3)
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
(3)Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on May 5, 2022 (File No. 001-37401) and incorporated herein by reference.
*    Filed herewith.
**    Furnished herewith.
†    Denotes executive compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 2, 2022

COMMUNITY HEALTHCARE TRUST INCORPORATED

By:	/s/ Timothy G. Wallace
Timothy G. Wallace
Chief Executive Officer and President

By:	/s/ David H. Dupuy
David H. Dupuy
Executive Vice President and Chief Financial Officer