Form 10-Q
period 2022-09-30
Community Healthcare Trust Inc
filed 2022-11-01
CIK 1631569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37401

Community Healthcare Trust Incorporated
(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-5212033
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
Yes  ☐     No ☒
The Registrant had 25,299,158 shares of Common Stock, $0.01 par value per share, outstanding as of October 26, 2022.

COMMUNITY HEALTHCARE TRUST INCORPORATED
FORM 10-Q
September 30, 2022

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	(Unaudited)
	September 30, 2022	December 31, 2021
ASSETS
Real estate properties
Land and land improvements	$103,413	$97,397
Buildings, improvements, and lease intangibles	783,308	736,465
Personal property	237	223
Total real estate properties	886,958	834,085
Less accumulated depreciation	(157,040)	(133,056)
Total real estate properties, net	729,918	701,029
Cash and cash equivalents	2,656	2,351
Restricted cash	682	516
Other assets, net	78,673	50,337
Total assets	$811,929	$754,233

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Debt, net	$310,781	$265,625
Accounts payable and accrued liabilities	8,143	7,845
Other liabilities, net	14,519	18,651
Total liabilities	333,443	292,121

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 450,000 shares authorized; 25,299 and 24,983 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	253	250
Additional paid-in capital	601,968	595,624
Cumulative net income	75,904	59,123
Accumulated other comprehensive income (loss)	21,468	(4,980)
Cumulative dividends	(221,107)	(187,905)
Total stockholders’ equity	478,486	462,112
Total liabilities and stockholders' equity	$811,929	$754,233

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(Unaudited; Dollars and shares in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES
Rental income	$23,919	$22,447	$69,720	$65,233
Other operating interest	888	807	2,617	2,104
	24,807	23,254	72,337	67,337

EXPENSES
Property operating	4,327	4,051	12,480	11,623
General and administrative	3,762	3,206	10,688	8,958
Depreciation and amortization	8,003	7,812	24,022	22,576
	16,092	15,069	47,190	43,157

INCOME BEFORE INCOME TAXES AND OTHER ITEMS	8,715	8,185	25,147	24,180
Interest expense	(3,028)	(2,788)	(8,409)	(7,753)
Deferred income tax expense	(21)	(45)	(20)	(104)
Interest and other income	7	2	63	56
NET INCOME	$5,673	$5,354	$16,781	$16,379

NET INCOME PER COMMON SHARE:
Net income per common share – Basic	$0.21	$0.20	$0.62	$0.63
Net income per common share – Diluted	$0.21	$0.20	$0.62	$0.63
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC	23,587	23,472	23,578	23,161
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-DILUTED	23,587	23,472	23,578	23,161

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(Unaudited; Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

NET INCOME	$5,673	$5,354	$16,781	$16,379
Other comprehensive income:
Increase in fair value of cash flow hedges	8,983	289	24,974	304
Reclassification for amounts recognized as interest expense	(276)	1,181	1,474	3,273
Total other comprehensive income	8,707	1,470	26,448	3,577
COMPREHENSIVE INCOME	$14,380	$6,824	$43,229	$19,956

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
(Unaudited; Dollars and shares in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid in Capital	Cumulative Net Income	Accumulated Other Comprehensive Income (Loss)	Cumulative Dividends	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	—	$—	25,099	$251	$599,631	$70,231	$12,761	$(209,912)	$472,962
Issuance of common stock, net of issuance costs	—	—	—	—	(125)	—	—	—	(125)
Stock-based compensation	—	—	200	2	2,462	—	—	—	2,464
Increase in fair value of cash flow hedges	—	—	—	—	—	—	8,983	—	8,983
Reclassification for amounts recognized as interest expense	—	—	—	—	—	—	(276)	—	(276)
Net income	—	—	—	—	—	5,673	—	—	5,673
Dividends to common stockholders ($0.4425 per share)	—	—	—	—	—	—	—	(11,195)	(11,195)
Balance at September 30, 2022	—	$—	25,299	$253	$601,968	$75,904	$21,468	$(221,107)	$478,486

Balance at December 31, 2021	—	$—	24,983	$250	$595,624	$59,123	$(4,980)	$(187,905)	$462,112
Issuance of common stock, net of issuance costs	—	—	—	—	(423)	—	—	—	(423)
Stock-based compensation, net of shares withheld and forfeited	—	—	316	3	6,767	—	—	—	6,770
Increase in fair value of cash flow hedges	—	—	—	—	—	—	24,974	—	24,974
Reclassification for amounts recognized as interest expense	—	—	—	—	—	—	1,474	—	1,474
Net income	—	—	—	—	—	16,781	—	—	16,781
Dividends to common stockholders ($1.3200 per share)	—	—	—	—	—	—	—	(33,202)	(33,202)
Balance at September 30, 2022	—	$—	25,299	$253	$601,968	$75,904	$21,468	$(221,107)	$478,486

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(Unaudited; Dollars and shares in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid in Capital	Cumulative Net Income	Accumulated Other Comprehensive (Loss) Income	Cumulative Dividends	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	—	$—	24,687	$247	$585,177	$47,656	$(9,739)	$(166,285)	$457,056
Issuance of common stock, net of issuance costs	—	—	139	1	6,529	—	—	—	6,530
Stock-based compensation	—	—	156	2	2,011	—	—	—	2,013
Increase in fair value of cash flow hedges	—	—	—	—	—	—	289	—	289
Reclassification for amounts recognized as interest expense	—	—	—	—	—	—	1,181	—	1,181
Net income	—	—	—	—	—	5,354	—	—	5,354
Dividends to common stockholders ($0.4325 per share)	—	—	—	—	—	—	—	(10,752)	(10,752)
Balance at September 30, 2021	—	$—	24,982	$250	$593,717	$53,010	$(8,269)	$(177,037)	$461,671

Balance at December 31, 2020	—	$—	23,888	$239	$550,391	$36,631	$(11,846)	$(145,499)	$429,916
Issuance of common stock, net of issuance costs	—	—	822	8	38,161	—	—	—	38,169
Stock-based compensation	—	—	272	3	5,165	—	—	—	5,168
Increase in fair value of cash flow hedges	—	—	—	—	—	—	304	—	304
Reclassification for amounts recognized as interest expense	—	—	—	—	—	—	3,273	—	3,273
Net income	—	—	—	—	—	16,379	—	—	16,379
Dividends to common stockholders ($1.2900 per share)	—	—	—	—	—	—	—	(31,538)	(31,538)
Balance at September 30, 2021	—	$—	24,982	$250	$593,717	$53,010	$(8,269)	$(177,037)	$461,671

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$16,781	$16,379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,022	22,576
Other amortization	627	616
Stock-based compensation	6,770	5,168
Straight-line rent receivable	(2,590)	(2,713)
Deferred income tax expense	20	104
Changes in operating assets and liabilities:
Other assets	(1,367)	(1,455)
Accounts payable and accrued liabilities	994	(32)
Other liabilities	(387)	710
Net cash provided by operating activities	44,870	41,353

INVESTING ACTIVITIES
Acquisitions of real estate	(45,970)	(78,221)
Funding of notes receivable	(5,500)	(13,350)
Proceeds from the repayment of notes receivable	2,250	2,978
Capital expenditures on existing real estate properties	(6,698)	(4,538)
Net cash used in investing activities	(55,918)	(93,131)

FINANCING ACTIVITIES
Net borrowings (repayments) on revolving credit facility	45,000	(29,000)
Term loan borrowings	—	125,000
Term loan repayments	—	(50,000)
Mortgage note repayments	(98)	(85)
Dividends paid	(33,202)	(31,538)
Proceeds from issuance of common stock	—	38,425
Equity issuance costs	(181)	(173)
Debt issuance costs	—	(1,646)
Net cash provided by financing activities	11,519	50,983
Increase (decrease) in cash and cash equivalents and restricted cash	471	(795)
Cash and cash equivalents and restricted cash, beginning of period	2,867	2,892
Cash and cash equivalents and restricted cash, end of period	$3,338	$2,097

Supplemental Cash Flow Information:
Interest paid (net of capitalized interest)	$7,525	$7,339
Invoices accrued for construction, tenant improvement and other capitalized costs	$1,588	$1,071
Reclassification of registration statement costs incurred in prior year to equity issuance costs	$344	$256
Increase in fair value of cash flow hedges	$24,974	$304
Income taxes paid	$65	$25
Capitalized interest	$504	$171
See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Overview
Community Healthcare Trust Incorporated (the ‘‘Company’’, ‘‘we’’, ‘‘our’’) was organized in the State of Maryland on March 28, 2014. The Company is a fully-integrated healthcare real estate company that owns and acquires real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers. As of September 30, 2022, the Company had investments of approximately $890.0 million in 161 real estate properties (including a portion of one property accounted for as a financing lease with a gross amount totaling approximately $3.0 million). The properties are located in 34 states, totaling approximately 3.5 million square feet in the aggregate and were approximately 90.8% leased at September 30, 2022 with a weighted average remaining lease term of approximately 7.8 years. Any references to square footage, property count, or occupancy percentages, and any amounts derived from these values in these notes to the condensed consolidated financial statements, are outside the scope of our independent registered public accounting firm's review.

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

	Balance as of September 30,
(Dollars in thousands)	2022	2021
Cash and cash equivalents	$2,656	$1,641
Restricted cash	682	456
Cash, cash equivalents and restricted cash	$3,338	$2,097

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

NOTE 2. REAL ESTATE PROPERTIES

As of September 30, 2022, we had investments of approximately $890.0 million in 161 real estate properties (including a portion of one property accounted for as a financing lease with a gross amount totaling approximately $3.0 million). The Company's investments are diversified by property type, geographic location, and tenant as shown in the following tables:

Property Type	# of Properties	Gross Investment (in thousands)
Medical Office Building	65	$301,297
Inpatient Rehabilitation Facilities	7	151,234
Acute Inpatient Behavioral	5	130,410
Specialty Centers	34	106,187
Physician Clinics	30	86,358
Surgical Centers and Hospitals	10	55,158
Behavioral Specialty Facilities	9	44,393
Long-term Acute Care Hospitals	1	14,937
Total	161	$889,974

State	# of Properties	Gross Investment (in thousands)
Texas	15	$137,881
Illinois	16	121,006
Ohio	23	101,448
Florida	14	67,443
All Others	93	462,196
Total	161	$889,974

Notes to Condensed Consolidated Financial Statements - Continued

Primary Tenant	# of Properties	Gross Investment (in thousands)
Everest Rehabilitation	4	$80,658
US Healthvest	3	77,964
All Others	154	731,352
Total	161	$889,974

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

Future minimum lease payments under the non-cancelable operating leases due to the Company for the years ending December 31, as of September 30, 2022, are as follows (in thousands):

2022 (three months ending December 31)	$20,533
2023	79,758
2024	75,114
2025	69,609
2026	62,475
2027 and thereafter	393,358
$700,847

Rental income is recognized as earned over the life of the lease agreement on a straight-line basis when collection of rental payments over the term of the lease is probable. Straight-line rent included in rental income was approximately $0.9 million and $0.9 million, respectively, for the three months ended September 30, 2022 and 2021, and was approximately $2.6 million and $2.7 million, respectively, for the nine months ended September 30, 2022 and 2021.

Purchase Option Provisions
Certain of the Company's leases provide the lessee with a purchase option or a right of first refusal to purchase the leased property. The purchase option provisions generally allow the lessee to purchase the leased property at fair value or at an amount greater than the Company's gross investment in the leased property at the time of the purchase.

At September 30, 2022, the Company had an aggregate gross investment of approximately $28.1 million in five real estate properties with purchase options exercisable at September 30, 2022 that had not been exercised.

Notes to Condensed Consolidated Financial Statements - Continued
Sales-type Lease
The Company has a portion of one property accounted for as a sales-type lease with a gross amount totaling approximately $3.0 million included in other assets, net on the Company's Condensed Consolidated Balance Sheets. Future lease payments due to the Company under this lease for the years ending December 31, as of September 30, 2022, are as follows (in thousands):

2022 (three months ended December 31)	$83
2023	336
2024	346
2025	356
2026	367
2027 and thereafter	5,587
Total undiscounted lease receivable	7,075
Discount	(4,041)
Lease receivable	$3,034

The Company recognized interest income of approximately $0.1 million and $0.1 million, respectively, during the three months ended September 30, 2022 and 2021 and recognized approximately $0.2 million and $0.3 million, respectively, of interest income during the nine months ended September 30, 2022 and 2021 related to this lease which is included in other operating interest on the Company's Consolidated Statement of Income.

Lessee Accounting
At September 30, 2022, the Company was obligated, as the lessee, under four non-prepaid ground leases accounted for as operating leases with expiration dates, including renewal options, through 2076, and two non-prepaid ground leases accounted for as financing leases with expiration dates through 2109, including renewal options. Any rental increases related to the Company's ground leases are generally either stated or based on the Consumer Price Index. The Company's future lease payments under these non-prepaid ground leases were as follows (in thousands):

	Operating	Financing
2022 (three months ended December 31)	$11	$35
2023	42	141
2024	43	154
2025	44	154
2026	44	154
2027 and thereafter	1,193	7,109
Total undiscounted lease payments	1,377	7,747
Discount	(589)	(4,469)
Lease liabilities	$788	$3,278

Notes to Condensed Consolidated Financial Statements - Continued
The following table discloses other information regarding the ground leases.

	September 30,
	2022	2021
Operating leases:
Weighted-average remaining lease term in years (including renewal options)	36.13	37.33
Weighted-average discount rate	4.0%	4.0%

Financing leases:
Weighted-average remaining lease term in years (including renewal options)	41.03	35.25
Weighted-average discount rate	4.2%	4.1%

NOTE 4. REAL ESTATE ACQUISITIONS

During the third quarter of 2022, the Company acquired two real estate properties. Upon acquisition, the properties were 100% leased with lease expirations through 2037. Amounts reflected in revenues and net income for these properties for the three months ended September 30, 2022 were approximately $0.1 million and $76,000, respectively, and transaction costs totaling approximately $0.2 million were capitalized relating to these property acquisitions.

During the second quarter of 2022, the Company acquired one real estate property. Upon acquisition, the property was 100% leased with a lease expiration in 2037. Amounts reflected in revenues and net income for this property for the nine months ended September 30, 2022 were approximately $1.0 million and $0.9 million, respectively, and transaction costs totaling approximately $0.1 million were capitalized relating to the property acquisition.

During the first quarter of 2022, the Company acquired two real estate properties. Upon acquisition, the properties were 100% leased in the aggregate with lease expirations through 2028. Amounts reflected in revenues and net income for these properties for the nine months ended September 30, 2022 were approximately $0.5 million and $72,000, respectively, and transaction costs totaling approximately $0.1 million were capitalized relating to these property acquisitions.

Location	Property Type (1)	Date Acquired	Purchase Price	Cash Consideration	Real Estate	Other	Square Footage
			(000's)	(000's)	(000's)	(000's)
Toledo, OH	MOB	03/09/22	$2,606	$2,621	$2,735	$(114)	17,465
Fremont, NE	MOB	03/09/22	3,232	3,224	3,443	(219)	12,850
Cincinnati, OH	IRF	05/12/22	23,500	22,826	23,558	(732)	37,720
Marne, MI	BSF	09/01/22	13,238	12,986	13,415	(429)	96,886
Des Moines, IA	PC	09/20/22	4,272	4,313	3,818	495	17,318
			$46,848	$45,970	$46,969	$(999)	182,239

(1) MOB - Medical Office Building; IRF - Inpatient Rehabilitation Facility; BSF - Behavioral Specialty Facility; PC - Physician Clinic

Notes to Condensed Consolidated Financial Statements - Continued
The following table summarizes the relative fair values of the assets acquired and liabilities assumed in the property acquisitions for the nine months ended September 30, 2022.

	Relative Fair Value	Estimated Useful Life
	(in thousands)	(in years)
Land and land improvements	$5,347	11.3
Building and building improvements	39,889	39.6
Intangibles:
At-market lease intangibles	1,733	4.6
Above-market lease intangibles	87	4.6
Below-market lease intangibles	(194)	6.1
Total intangibles	1,626
Financing right-of-use lease asset assumed	728
Financing lease liability assumed	(308)
Accounts payable, accrued liabilities and other liabilities assumed	(1,021)
Prorated rent, interest and operating expense reimbursement amounts collected	(291)
Total cash consideration	$45,970

NOTE 5. DEBT, NET

The table below details the Company's debt as of September 30, 2022 and December 31, 2021.

	Balance as of
(Dollars in thousands)	September 30, 2022	December 31, 2021	Maturity Dates

Credit Facility:
Revolving Credit Facility	$57,000	$12,000	3/26
A-2 Term Loan, net	49,876	49,813	3/24
A-3 Term Loan, net	74,578	74,487	3/26
A-4 Term Loan, net	124,380	124,296	3/28
Mortgage Note Payable, net	4,947	5,029	5/24
	$310,781	$265,625

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

The Credit Facility provides for a $150.0 million Revolving Credit Facility and $250.0 million in term loans (the "Term Loans"). The Revolving Credit Facility matures on March 19, 2026 and includes one 12-month option to extend the maturity date, subject to the satisfaction of certain conditions. The Term Loans include a seven-year term loan facility in the aggregate principal amount of $50.0 million (the "A-2 Term Loan"), which matures on March 29, 2024, a seven-year term loan facility in the aggregate principal amount of $75.0 million (the "A-3 Term Loan"),

Notes to Condensed Consolidated Financial Statements - Continued
which matures on March 29, 2026, and a seven-year term loan facility in the aggregate principal amount of $125.0 million (the "A-4 Term Loan"), which matures on March 19, 2028.

Amounts outstanding under the Revolving Credit Facility bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 1.25% to 1.90% or (ii) a base rate plus 0.25% to 0.90% in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.20% of the amount of the unused portion of the Revolving Credit Facility if amounts borrowed are greater than 33.3% of the borrowing capacity under the Revolving Credit Facility and 0.25% of the unused portion of the Revolving Credit Facility if amounts borrowed are less than or equal to 33.3% of the borrowing capacity under the Revolving Credit Facility. The Company had $57.0 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 4.47% and a borrowing capacity remaining of $93.0 million at September 30, 2022.

Amounts outstanding under the Term Loans, as amended, bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 1.45% to 2.30% or (ii) a base rate plus 0.45% to 1.30%, in each case, depending upon the Company’s leverage ratio. The Company has entered into interest rate swaps to fix the interest rates on the Term Loans. See Note 6 – Derivative Financial Instruments for more details on the interest rate swaps. At September 30, 2022, the Company had $250.0 million outstanding under the Term Loans which had a fixed weighted average interest rate under the swaps of approximately 3.79%.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. The Company was in compliance with its financial covenants under its Credit Facility as of September 30, 2022.

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

As of September 30, 2022, the Company had twelve outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk for notional amounts totaling $250.0 million.

Notes to Condensed Consolidated Financial Statements - Continued
Tabular Disclosure of Fair Value of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021.

	Asset Derivatives Fair Value at			Liability Derivatives Fair Value at
(Dollars in thousands)	September 30, 2022	December 31, 2021	Balance Sheet Classification	September 30, 2022	December 31, 2021	Balance Sheet Classification
Interest rate swaps	$21,468	$343	Other assets, net	$—	$5,324	Other liabilities, net

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) ("AOCI") and are subsequently reclassified to interest expense in the period that the hedged forecasted transaction affects earnings.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s Term Loans. During the next twelve months, the Company estimates that an additional $6.3 million will be reclassified from AOCI as a decrease to interest expense.

Tabular Disclosure of the Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income (Loss)
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Amount of unrealized gain recognized in OCI on derivatives	$8,983	$289	$24,974	$304
Amount of (gain) loss reclassified from AOCI into interest expense	$(276)	$1,181	$1,474	$3,273
Total interest expense presented in the Condensed Consolidated Statements of Income in which the effects of the cash flow hedges are recorded	$3,028	$2,788	$8,409	$7,753

Tabular Disclosures of Offsetting Derivatives
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of September 30, 2022 and December 31, 2021. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Condensed Consolidated Balance Sheets.

Offsetting of Derivative Assets (as of September 30, 2022)
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$21,468	$—	$21,468	$—	$—	$21,468

Notes to Condensed Consolidated Financial Statements - Continued

Offsetting of Derivative Liabilities (as of September 30, 2022)
Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$—	$—	$—	$—	$—	$—

Offsetting of Derivative Assets (as of December 31, 2021)
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$343	$—	$343	$(247)	$—	$96

Offsetting of Derivative Liabilities (as of December 31, 2021)
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$(5,324)	$—	$(5,324)	$247	$—	$(5,077)

Credit-risk-related Contingent Features
As of September 30, 2022, the Company did not have any derivatives in a net liability position. As of September 30, 2022, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company terminated these interest rate swaps or breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.

NOTE 7. STOCKHOLDERS' EQUITY

Common Stock
The following table provides a reconciliation of the beginning and ending common stock balances for the nine months ended September 30, 2022 and for the year ended December 31, 2021:

(In thousands)	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Balance, beginning of period	24,983	23,888
Issuance of common stock	—	823
Restricted stock issued	319	273
Restricted stock withheld and forfeited	(3)	(1)
Balance, end of period	25,299	24,983

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

The Company elected not to issue any shares under the ATM Program during the nine months ended September 30, 2022. As of September 30, 2022, the Company had approximately $101.0 million remaining that may be issued under the ATM Program.

NOTE 8. NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share for the three and nine months ended September 30, 2022 and 2021, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2022	2021	2022	2021
Net income	$5,673	$5,354	$16,781	$16,379
Participating securities' share in earnings	(759)	(612)	(2,086)	(1,697)
Net income, less participating securities' share in earnings	$4,914	$4,742	$14,695	$14,682

Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	25,221	24,826	25,123	24,448
Unvested restricted shares	(1,634)	(1,354)	(1,545)	(1,287)
Weighted average Common Shares outstanding–Basic	23,587	23,472	23,578	23,161
Dilutive potential common shares	—	—	—	—
Weighted average Common Shares outstanding –Diluted	23,587	23,472	23,578	23,161

Basic Net Income per Common Share	$0.21	$0.20	$0.62	$0.63

Diluted Net Income per Common Share	$0.21	$0.20	$0.62	$0.63

NOTE 9. STOCK INCENTIVE PLAN

A summary of the activity under the Company's 2014 Incentive Plan, as amended, for the three and nine months ended September 30, 2022 and 2021 is included in the table below, as well as compensation expense recognized from the amortization of the value of shares over the applicable vesting periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in thousands)	2022	2021	2022	2021
Stock-based awards, beginning of period	1,512	1,260	1,416	1,165
Stock in lieu of compensation	64	46	116	96
Stock awards	136	111	203	177
Total stock granted	200	157	319	273
Vested shares	—	—	(22)	(21)
Forfeited shares	—	(1)	(1)	(1)
Stock-based awards, end of period	1,712	1,416	1,712	1,416
Amortization expense	$2,464	$2,004	$6,770	$5,168

Notes to Condensed Consolidated Financial Statements - Continued
NOTE 10. OTHER ASSETS, NET

Other assets, net on the Company's Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 are detailed in the table below.

	Balance as of
(Dollars in thousands)	September 30, 2022	December 31, 2021
Notes receivable	$29,250	$26,000
Accounts and interest receivable	2,414	2,116
Straight-line rent receivable	14,575	11,968
Prepaid assets	1,139	701
Deferred financing costs, net	737	896
Leasing commissions, net	1,536	1,239
Deferred tax assets, net	328	348
Fair value of interest rate swaps	21,468	343
Above-market lease intangible assets, net	568	611
Sales-type lease receivable	3,034	3,031
Financing right-of-use asset	2,560	1,870
Operating lease right-of-use assets	766	788
Other	298	426
	$78,673	$50,337

The Company's notes receivable mainly included:

•At September 30, 2022 and December 31, 2021, notes receivable included a $9.8 million and $12.0 million, respectively, term loan, secured by all assets and ownership interests in seven long-term acute care hospitals and one inpatient rehabilitation hospital owned by the borrower. The term loan will be repaid in equal monthly installments of $250,000 through the maturity date of December 31, 2025 and bears interest at 9% per annum.

•At September 30, 2022 and December 31, 2021, notes receivable included a $6.0 million term loan and a $13.5 million and $8.0 million, respectively, revolving credit facility, secured by assets and ownership interests of six geriatric behavioral hospitals and affiliated companies all of which are co-borrowers on the loans. The term loan bears interest at 9% per annum, with interest only payments due initially and then equal monthly installments of principal payments due beginning June 30, 2023. The term loan facility matures on July 1, 2027. The revolving credit facility bears interest at 9% per annum and matures on December 31, 2025. In addition, the Company has committed to fund, at the Company’s discretion, additional amounts, up to $5.0 million with interest at 9% per annum on any amount funded, that may be used by the borrower to pay existing liabilities of co-borrowers. The term loan, the revolving credit facility and the additional commitment all include a 3% non-cash interest charge that is due and payable upon the earlier of the repayment or maturity of each note.

Notes to Condensed Consolidated Financial Statements - Continued
The Company identified the borrowers of these notes as variable interest entities ("VIEs"), but management determined that the Company was not the primary beneficiary of the VIEs because we lack either directly or through related parties any material decision-making rights or control of the entities that impact the borrowers' economic performance. We are not obligated to provide support beyond our stated commitment to the borrowers, and accordingly our maximum exposure to loss as a result of this relationship is limited to the amount of our outstanding notes receivable. The VIEs that we have identified at September 30, 2022 are summarized in the table below.

Classification	Carrying Amount (in thousands)	Maximum Exposure to Loss (in thousands)
Note receivable (term loan)	$9,750	$9,750
Note receivable (revolving credit facility)	$13,500	$13,500
Note receivable (term loan)	$6,000	$6,000

NOTE 11. OTHER LIABILITIES, NET

Other liabilities, net on the Company's Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 are detailed in the table below.

	Balance as of
(Dollars in thousands)	September 30, 2022	December 31, 2021
Prepaid rent	$3,749	$3,791
Security deposits	5,565	4,640
Below-market lease intangibles, net	672	616
Fair value of derivatives	—	5,324
Financing lease liability	3,278	2,973
Operating lease liability	788	795
Other	467	512
	$14,519	$18,651

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

The table below details the fair values and carrying values for our notes receivable, interest rate swaps, and mortgage note payable at September 30, 2022 and December 31, 2021, using level 2 inputs.

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable	$29,250	$28,069	$26,000	$25,869
Interest rate swap asset	$21,468	$21,468	$343	$343
Interest rate swap liability	$—	$—	$5,324	$5,324
Mortgage note payable (principal amount)	$4,977	$4,800	$5,076	$5,129

NOTE 13. SUBSEQUENT EVENTS

Dividend Declared
On October 27, 2022, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.4450 per share. The dividend is payable on November 25, 2022 to stockholders of record on November 10, 2022.

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
During the first nine months of 2022, the Company acquired five real estate properties totaling approximately 182,239 square feet for an aggregate purchase price of approximately $46.8 million and cash consideration of approximately $46.0 million. Upon acquisition, the properties were 100% leased in the aggregate with lease expirations through 2037. These acquisitions were funded with cash on hand and proceeds from the Company's Revolving Credit Facility. See Note 4 – Real Estate Acquisitions to the Condensed Consolidated Financial Statements for more details on these acquisitions.

Acquisition Pipeline
The Company has 20 properties under definitive purchase agreements for an aggregate expected purchase price of approximately $71.6 million. The Company's expected returns on these investments range from 9.0% to 10.17%. The Company expects to close on these properties in the fourth quarter of 2022; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close. The Company expects to fund these acquisitions with cash on hand, proceeds from the Company's ATM Program, or proceeds from the Company's Revolving Credit Facility.

The Company also has five properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $117.5 million. The Company's expected return on these investments will approximate 10.25%. The Company anticipates closing on these properties throughout 2023; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

Leased Square Footage
As of September 30, 2022, our real estate portfolio was approximately 90.8% leased. During the first nine months of 2022, we had expiring or terminated leases related to approximately 337,000 square feet, and we leased or renewed leases relating to approximately 351,000 square feet.

Purchase Option Provisions
Certain of the Company's leases provide the lessee with a purchase option or a right of first refusal to purchase the leased property. The purchase option provisions generally allow the lessee to purchase the leased property at fair value or at an amount greater than the Company's gross investment in the leased property at the time of the purchase.

At September 30, 2022, the Company had an aggregate gross investment of approximately $28.1 million in five real estate properties with purchase options exercisable at September 30, 2022 that had not been exercised.

Inflation
In the last several years, we do not believe that inflation has had a material impact on the Company. However, recent inflation has significantly increased and a prolonged period of high and persistent inflation could cause an increase in our expenses, capital expenditures, and cost of our variable-rate borrowings which could have a material impact on our financial position or results of operations. Many of our lease agreements contain provisions designed to mitigate the adverse impact of inflation, including annual rent increases based on stated increases or CPI increases. In response to inflationary pressures, the Federal Reserve has begun raising interest rates in 2022 and has indicated that it foresees further interest rate increases throughout the year and into 2023 and 2024. Higher interest rates imposed by the Federal Reserve to address inflation may adversely impact real estate asset values and increase our interest expense on our variable-rate borrowings under our revolving credit facility.

New Accounting Pronouncements
See Note 1 – Summary of Significant Accounting Policies to the Company’s Condensed Consolidated Financial Statements accompanying this report for information on new accounting standards recently adopted and not yet adopted.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Results of Operations
The Company's results of operations for the three and nine months ended September 30, 2022 compared to the same periods in 2021 were impacted by real estate acquisitions, capital market activity, the amortization of non-cash compensation, as well as other items discussed in more detail below.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
The table below shows our results of operations for the three months ended September 30, 2022 compared to the same period in 2021 and the effect of changes in those results from period to period on our net income.

	Three Months Ended September 30,		Increase (Decrease) to Net income
(Dollars in thousands)	2022	2021	$	%
REVENUES
Rental income	$23,919	$22,447	$1,472	6.6%
Other operating interest	888	807	81	10.0%
	24,807	23,254	1,553	6.7%
EXPENSES
Property operating	4,327	4,051	(276)	(6.8)%
General and administrative	3,762	3,206	(556)	(17.3)%
Depreciation and amortization	8,003	7,812	(191)	(2.4)%
	16,092	15,069	(1,023)	(6.8)%

INCOME BEFORE INCOME TAXES AND OTHER ITEMS	8,715	8,185	530	6.5%
Interest expense	(3,028)	(2,788)	(240)	(8.6)%
Deferred income tax expense	(21)	(45)	24	53.3%
Interest and other income	7	2	5	250.0%
NET INCOME	$5,673	$5,354	$319	6.0%

Revenues
Rental income increased approximately $1.5 million, or 6.6%, for the three months ended September 30, 2022 compared to the same period in 2021 due mainly to acquisitions of real estate in 2022 and 2021.

Other operating interest increased $0.1 million, or 10.0%, for the three months ended September 30, 2022 compared to the same period in 2021. This increase in interest was due to additional amounts funded under existing notes receivable.

Expenses
Property operating expenses increased approximately $0.3 million, or 6.8%, for the three months ended September 30, 2022 compared to the same period in 2021 mainly due to acquisitions of real estate in 2022 and 2021.

General and administrative expenses increased approximately $0.6 million, or 17.3%, for the three months ended September 30, 2022 compared to the same period in 2021 due mainly to the non-cash amortization of non-vested restricted common shares granted in 2022 and 2021.

Depreciation and amortization expense increased approximately $0.2 million, or 2.4%, for the three months ended September 30, 2022 compared to the same period in 2021. This increase was comprised mainly of the following:

•Acquisitions of real estate in 2022 and 2021 resulted in an increase of approximately $0.6 million;

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
•Tenant improvements and other capital expenditures resulted in an increase of approximately $0.1 million; and
•Fully amortized real estate lease intangibles which generally have a shorter depreciable life than a building resulted in a decrease of approximately $0.5 million.

Interest expense
Interest expense increased approximately $0.2 million, or 8.6%, for the three months ended September 30, 2022 compared to the same period in 2021 mainly due to an increase in borrowings and interest rates under the Credit Facility.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
The table below shows our results of operations for the nine months ended September 30, 2022 compared to the same period in 2021 and the effect of changes in those results from period to period on our net income.

	Nine Months Ended September 30,		Increase (Decrease) to Net income
(Dollars in thousands)	2022	2021	$	%
REVENUES
Rental income	$69,720	$65,233	$4,487	6.9%
Other operating interest	2,617	2,104	513	24.4%
	72,337	67,337	5,000	7.4%
EXPENSES
Property operating	12,480	11,623	(857)	(7.4)%
General and administrative	10,688	8,958	(1,730)	(19.3)%
Depreciation and amortization	24,022	22,576	(1,446)	(6.4)%
	47,190	43,157	(4,033)	(9.3)%

INCOME BEFORE INCOME TAXES AND OTHER ITEMS	25,147	24,180	967	4.0%
Interest expense	(8,409)	(7,753)	(656)	(8.5)%
Deferred income tax expense	(20)	(104)	84	80.8%
Interest and other income	63	56	7	12.5%
NET INCOME	$16,781	$16,379	$402	2.5%

Revenues
Revenues increased approximately $4.5 million, or 6.9%, for the nine months ended September 30, 2022 compared to the same period in 2021 due mainly to acquisitions of real estate in 2022 and 2021.

Other operating interest increased $0.5 million, or 24.4%, for the nine months ended September 30, 2022 compared to the same period in 2021. This increase in interest was due to additional amounts funded under existing notes receivable.

Expenses
Property operating expenses increased approximately $0.9 million, or 7.4%, for the nine months ended September 30, 2022 compared to the same period in 2021 due mainly to acquisitions of real estate in 2022 and 2021.

General and administrative expenses increased approximately $1.7 million, or 19.3%, for the nine months ended September 30, 2022 compared to the same period in 2021 due mainly to the non-cash amortization of non-vested restricted common shares granted in 2022 and 2021.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Depreciation and amortization expense increased approximately $1.4 million, or 6.4%, for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was comprised mainly of the following:

•Acquisitions of real estate in 2022 and 2021 resulted in an increase of approximately $2.1 million;
•Tenant improvements and other capital expenditures resulted in an increase of approximately $0.5 million; and
•Fully amortized real estate lease intangibles which generally have a shorter depreciable life than a building resulted in a decrease of approximately $1.2 million.

Interest expense
Interest expense increased approximately $0.7 million, or 8.5%, for the nine months ended September 30, 2022 compared to the same period in 2021. This increase relates mainly to:

•Interest on the Company's Revolving Credit Facility increased approximately $0.4 million due to borrowings under the facility and an increase in interest rates;
•The Company's Term Loans were refinanced in March 2021, which resulted in an increase of approximately $0.5 million;
•Interest capitalized on construction projects resulted in a decrease of approximately $0.3 million; and
•A ground lease assumed in an acquisition during 2021, which is being accounted for as a financing lease, resulted in an increase of approximately $0.1 million.

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

The table below reconciles net income to FFO and AFFO for the three months ended September 30, 2022 compared to the same period in 2021.

	Three Months Ended September 30,
(In thousands, except per share amounts)	2022	2021
Net income	$5,673	$5,354
Real estate depreciation and amortization	8,078	7,871
FFO	$13,751	$13,225
Straight-line rent	(853)	(895)
Stock-based compensation	2,464	2,004
AFFO	$15,362	$14,334
FFO per diluted common share	$0.57	$0.55
AFFO per diluted common share	$0.63	$0.59
Weighted average common shares outstanding - diluted (1)	24,312	24,220
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

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

The table below reconciles net income to NOI for the three months ended September 30, 2022 compared to the same period in 2021.

	Three Months Ended September 30,
(In thousands)	2022	2021
Net income	$5,673	$5,354
General and administrative	3,762	3,206
Depreciation and amortization	8,003	7,812
Interest expense	3,028	2,788
Deferred income expense	21	45
Interest and other income	(7)	(2)
NOI	$20,480	$19,203

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

The table below reconciles net income to EBITDAre and Adjusted EBITDAre for the three months ended September 30, 2022 compared to the same period in 2021.

	Three Months Ended September 30,
(In thousands)	2022	2021
Net income	$5,673	$5,354
Interest expense	3,028	2,788
Depreciation and amortization	8,003	7,812
Deferred income tax expense	21	45
EBITDAre	$16,725	$15,999
Non-cash stock-based compensation expense	2,464	2,004
Adjusted EBITDAre	$19,189	$18,003

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

Credit Facility
The Company's third amended and restated credit facility (the "Credit Facility") provides for a $150.0 million Revolving Credit Facility that matures on March 19, 2026 and includes one 12-month option to extend the maturity date, and $250.0 million in Term Loans, as well as an accordion feature which allows borrowings up to a total of $600.0 million, including the ability to add and fund additional term loans. Note 5 – Debt, net to the Condensed Consolidated Financial Statements provides more details on the Company's Credit Facility. At September 30, 2022, the Company had borrowing capacity remaining under the Revolving Credit Facility of approximately $93.0 million.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. Also, the Company’s current financing policy prohibits aggregate debt (secured or unsecured) in excess of 40% of the Company's total capitalization, except for short-term, transitory periods. At September 30, 2022, our debt to total capitalization ratio (debt plus stockholders' equity plus accumulated depreciation) was approximately 32.8%. The Company was in compliance with its financial covenants under its Credit Facility as of September 30, 2022.

Mortgage Note Payable
The Company also had outstanding at September 30, 2022, a $5.0 million mortgage note payable, secured by one of its properties. The mortgage note amortizes monthly at a fixed interest rate of 4.98% with a balloon payment due upon maturity on May 1, 2024.

Acquisition Pipeline
The Company has 20 properties under definitive purchase agreements for an aggregate expected purchase price of approximately $71.6 million. The Company's expected returns on these investments range from 9.0% to 10.17%. The Company expects to close on these properties in the fourth quarter of 2022; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close. The Company expects to fund these acquisitions with cash on hand, proceeds from the Company's ATM Program, or proceeds from the Company's Revolving Credit Facility.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
The Company also has five properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $117.5 million. The Company's expected return on these investments will approximate 10.25%. The Company anticipates closing on these properties throughout 2023; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

Other Contractual Obligations
Subject to Company approval, we may fund or reimburse tenants for tenant improvements, which are allowed for in certain leases, of up to approximately $12.0 million as of September 30, 2022.

The Company has also entered into contracts regarding certain capital expenditures with remaining commitments totaling approximately $5.2 million as of September 30, 2022. Reimbursement of these expenditures by our tenants will be determined by each tenant's lease.

The Company has ground lease obligations relating to six properties, with total obligations of approximately $9.1 million with maturities through 2109, including renewals.

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

Operating Activities
Cash flows provided by operating activities for the nine months ended September 30, 2022 and 2021 were approximately $44.9 million and $41.4 million, respectively. Cash flows provided by operating activities were generally provided by contractual rents and interest on our notes receivable, net of property operating expenses not reimbursed by the tenants and general and administrative expenses.

Investing Activities
Cash flows used in investing activities for the nine months ended September 30, 2022 and 2021 were approximately $55.9 million and $93.1 million, respectively. During the nine months ended September 30, 2022, the Company invested in five properties for an aggregate cash consideration of approximately $46.0 million and funded notes totaling approximately $5.5 million. Also, during the nine months ended September 30, 2022, the Company received payments on its notes totaling $2.3 million and funded capital expenditures on its existing portfolio totaling approximately $6.7 million.

During the nine months ended September 30, 2021, the Company invested in 10 properties for an aggregate cash consideration of approximately $78.2 million and funded notes receivable totaling approximately $13.4 million. Also, during the nine months ended September 30, 2021, the Company received payments on its notes receivable totaling $3.0 million and funded capital expenditures on its existing portfolio totaling approximately $4.5 million.

Financing Activities
Cash flows provided by financing activities for the nine months ended September 30, 2022 and 2021 were approximately $11.5 million and $51.0 million, respectively. During the nine months ended September 30, 2022, the Company borrowed $45.0 million under its Revolving Credit Facility and paid dividends totaling approximately $33.2 million.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
During the nine months ended September 30, 2021, the Company repaid $29.0 million under its Revolving Credit Facility, entered into an amended and restated credit facility in which the Company entered into a 7-year term loan facility totaling $125.0 million, repaid a $50.0 million term loan facility, and incurred $1.6 million in additional debt issuance costs. The Company also sold shares under its ATM Program and received proceeds of approximately $38.4 million, and paid dividends totaling approximately $31.5 million.

Security Deposits
As of September 30, 2022, the Company held approximately $5.6 million in security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon the security deposits if there are any defaults under the leases.

Dividends
The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT.

On October 27, 2022, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.4450 per share. The dividend is payable on November 25, 2022 to stockholders of record on November 10, 2022. This rate equates to an annualized dividend of $1.78 per share.

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

The Company’s whistleblower policy prohibits the Company and its affiliates and their officers, employees and agents from discharging, demoting, suspending, threatening, harassing or in any other manner discriminating against any employee for raising a concern. If an employee desires to raise a concern in a confidential or anonymous manner, the concern may be directed to the whistleblower officer at the Company’s whistleblower hotline. During the quarter ended September 30, 2022, the whistleblower officer received no whistleblower complaints.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We may use certain derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We will not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based on a notional amount of principal. Under the most common form of interest rate swap, known from our perspective as a floating-to-fixed interest rate swap, a series of floating, or variable, rate payments on a notional amount of principal is exchanged for a series of fixed interest rate payments on such notional amount. During the nine months ended September 30, 2022, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Changes In Internal Control Over Financial Reporting
There were no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2022, the Company canceled shares of Company common stock to satisfy employee tax withholding obligations payable upon the vesting of non-vested shares, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares purchased as part of publicly announced plans or programs	Maximum Number of Shares that may yet be purchased under the plans or programs

July 1 - July 31	—	$—	—	—
August 1 - August 31	30	$39.56	—	—
September 1 - September 30	—	$—	—	—
Total	30

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
Date: November 1, 2022

COMMUNITY HEALTHCARE TRUST INCORPORATED

By:	/s/ Timothy G. Wallace
Timothy G. Wallace
Chief Executive Officer and President

By:	/s/ David H. Dupuy
David H. Dupuy
Executive Vice President and Chief Financial Officer