Form 10-K
period 2022-12-31
Community Healthcare Trust Inc
filed 2023-02-14
CIK 1631569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED December 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37401

Community Healthcare Trust Incorporated
(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-5212033
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No ☒
The aggregate market value of the shares of common stock (based upon the closing price of these shares on the New York Stock Exchange, Inc. on June 30, 2022) of the Registrant held by non-affiliates (for purposes of this calculation, all of the Registrant's directors and executive officers are deemed affiliates of the Registrant) on June 30, 2022 was approximately $851.6 million.
The Registrant had 26,024,900 shares of common stock, $0.01 par value per share, outstanding as of February 9, 2023.
________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. The Registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2022.

COMMUNITY HEALTHCARE TRUST INCORPORATED
FORM 10-K
December 31, 2022

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We make statements in this Annual Report on Form 10-K that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All statements other than statements of historical facts may be forward-looking statements. In particular, statements pertaining to our capital resources, property performance and results of operations contain forward-looking statements. Likewise, all of our statements regarding anticipated growth in our funds from operations and anticipated market conditions, demographics and results of operations are forward-looking statements. When we use the words “may,” “should,” “will,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “assumes,” “projects,” “forecast,” “goal” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•effects on global and national markets as well as businesses resulting from increased inflation, rising interest rates, supply chain disruptions, labor conditions, the COVID-19 pandemic and/or the conflict between Russia and Ukraine;

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

•the health prognosis of Timothy G. Wallace, who is currently on medical leave;

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

•geographic concentrations in Texas, Ohio, and Illinois cause us to be particularly exposed to downturns in these local economies or other changes in local real estate market conditions;

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

Real Estate Investments
As of December 31, 2022, we had investments of approximately $946.2 million in 174 real estate properties (including a portion of one property accounted for as a sales-type lease with a gross amount totaling approximately $3.0 million). The properties are located in 34 states, totaling approximately 3.8 million square feet in the aggregate and were approximately 91.7% leased at December 31, 2022 with a weighted average remaining lease term of approximately 7.6 years. The Company’s real estate investments by property type, geographic area, and customer are detailed in Note 2 – Real Estate Investments to the Consolidated Financial Statements. The following table shows the diversification by property types based on annualized rent.

	Number of Properties	Annualized Rent (%)
Medical Office Building (MOB)	75	31.8%
Inpatient Rehabilitation Facilities (IRF)	7	17.9%
Acute Inpatient Behavioral (AIB)	5	15.3%
Specialty Centers (SC)	37	13.3%
Physician Clinics (PC)	30	9.2%
Surgical Centers and Hospitals (SCH)	10	5.6%
Behavioral Specialty Facilities (BSF)	9	5.2%
Long-term Acute Care Hospitals (LTACH)	1	1.7%
Total real estate investments	174	100.0%

Customer Concentrations
The Company's real estate portfolio is leased to a diverse tenant base. Our tenants include many nationally recognized healthcare providers (or their affiliates), such as Adventist HealthCare, Inc., Hospital Corporation of America, Fresenius Medical Care AG & Co, Davita, Inc., Tenet Healthcare Corporation, Catholic Healthcare Initiatives, and Envision Healthcare. For the year ended December 31, 2022, none of our tenants individually accounted for more than 10% of our consolidated revenues. We have no control over the success or failure of our tenants' businesses and, at any time, any of our tenants may experience a downturn in their businesses that may weaken their financial condition.

Geographic Concentrations
The Company's portfolio is currently located in 34 states with 39.0% of our annualized rent for the year ended December 31, 2022 derived from properties located in Texas (15.0%), Ohio (12.1%), and Illinois (11.9%). Such geographic concentrations could expose the Company to certain downturns in the economies of those states or other changes in such states' respective real estate market conditions. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in any of these areas could have an effect on our overall business results. In the event of negative economic or other changes in any of these markets, our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares may be adversely affected. See each of the discussions under Item 1A, "Risk Factors," under the captions "Adverse economic or other conditions in the geographic markets in which we conduct business could negatively affect our occupancy levels and rental rates and have a material adverse effect on our operating results," and "A large percentage of our properties are located in Texas, Ohio, and Illinois, and changes in these markets may materially adversely affect us."

2022 Real Estate Investments
During the year ended December 31, 2022, the Company acquired 18 real estate properties as detailed in Note 4 – Real Estate Acquisitions and Dispositions to the Consolidated Financial Statements. Upon acquisition, the properties were 98.9% leased in the aggregate with lease expirations through 2037.

Human Capital Resource Management
As of December 31, 2022, we had 31 employees. All of our employees work at our corporate office in Franklin, Tennessee. Our employees are not members of any labor union, and we consider our relations with our employees to be excellent.

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

We have a stable, but growing workforce with an average tenure of 3.5 years and voluntary employee turnover of approximately 11% during the year ended December 31, 2022. At December 31, 2022, 32% of our employees, 24% of our management team, and 33% of our board of directors were female.

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

•Experienced Management Team.  Our executive management team averages over 25 years of healthcare, real estate and/or public REIT management experience on average. Led by Timothy G. Wallace, who is currently on medical leave, David H. Dupuy, our Interim Chief Executive Officer and Chief Financial Officer, Leigh Ann Stach, our Executive Vice President and Chief Accounting Officer, and Timothy L. Meyer, our Executive Vice President, Asset Management, our management team has significant experience in acquiring, owning, operating and managing healthcare facilities and providing full service real estate solutions for the healthcare industry. Prior to founding our company, Mr. Wallace was a co-founder and Executive Vice President of Healthcare Realty Trust (NYSE: HR). Between the initial public offering of HR in 1993 and his departure from HR in 2002, Mr. Wallace was integral in helping to grow HR to over $2 billion in assets. Prior to joining the Company, Mr. Dupuy was a Managing Director at SunTrust Robinson Humphrey (Truist Securities) where he led investment banking coverage of healthcare facilities and REITs and held positions in healthcare banking at Bank of America. Ms. Stach has experience in public healthcare REIT accounting and financial reporting. Mr. Meyer has experience in real estate and asset management in public healthcare REITs.

•Growth Oriented Capital Structure. At December 31, 2022, we had no amounts outstanding on our revolving credit facility and had $350.0 million outstanding on our term loans under our first amendment to the third amended and restated credit agreement, dated as of December 14, 2022, by and among Community Healthcare Trust Incorporated, as borrower, the several banks and financial institutions party thereto as lenders, and Truist Bank, as administrative agent (collectively, our "Credit Facility") with a 34.8% debt-to-total capitalization ratio (debt plus stockholders' equity plus accumulated depreciation). In the future, in addition to equity and debt issuances, we may also use OP units of our operating partnership as currency to acquire additional properties from owners seeking to defer their potential taxable gain and diversify their holdings. We believe that the borrowing capacity under our Credit Facility, combined with our ability to use OP units as acquisition currency, provides us with significant financial flexibility to make opportunistic investments and fund future growth.

•Significant Alignment of Interests.  We have structured the compensation of our board and management team to closely align their interests with the interests of our stockholders. Mr. Wallace and Ms. Stach have elected to take 100% of their total compensation in restricted stock since the Company's initial public offering, or IPO, in May 2015, subject to an eight-year cliff-vesting period. Similarly, Mr. Dupuy and Mr. Meyer, who both joined the Company during 2019, have elected to receive 100% of their total compensation in restricted stock since joining the Company. The Company's board of directors have elected to take 91% of their total compensation in restricted stock since the Company's IPO, subject to a three-year cliff-vesting period. We believe that paying our board and management team with restricted stock that is subject to long-term cliff-vesting periods effectively aligns the interests of our board and management with those of our stockholders, creating significant incentives to maximize returns for our stockholders. In addition, concurrently with the completion of our IPO in May 2015 and our follow-on offering in 2016, Mr. Wallace purchased over $2.6 million in shares of our common stock and certain of our officers and directors purchased an aggregate of $450,000 in shares of our common stock in concurrent private placements in each case at a price per share equal to the price of the shares sold in the IPO or follow-on offering, as applicable. Further, Mr. Wallace purchased 178,213 shares of our common stock under 10b5-1 plans that he had in place in 2016 and 2017, which we believe further aligns management's interests with our stockholders. Finally, each executive officer and director has met stock ownership guidelines that require our executive officers and directors to continuously own an amount of our common stock based on a multiple of such officer's annual base salary or such director's annual retainer, as applicable (except for Cathrine Cotman, who joined our board of directors in May 2022 and has until 2027 to comply).

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

Tax Status
We have qualified as a REIT for U.S. federal income tax purposes since 2015, the year we began operations, and we expect that we will remain qualified as a REIT for U.S. federal income tax purposes for the year ending December 31, 2023. Our qualification as a REIT depends upon our ability to meet, on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code of 1986, as amended, or the Code, relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and that our manner of operations will enable us to continue to meet the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes for the year ending December 31, 2023.

As a REIT, we generally will not be subject to U.S. federal income tax on our taxable income that we distribute currently to our stockholders. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute on an annual basis at least 90% of their REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. If we fail to qualify for taxation as a REIT in any taxable year and do not qualify for certain statutory relief provisions, our income for that year will be subject to tax at regular corporate income tax rates, and we would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. Even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to state and local taxes on our income and assets and to U.S. federal income and excise taxes on our undistributed income. Additionally, any income earned by Community Healthcare Trust Services, Inc. and CHCT Holdings, Inc., our TRSs, and any other TRSs that we form or acquire in the future will be fully subject to U.S. federal, state and local corporate income tax. See Government Regulation and Legislative Developments below for a discussion of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act” or "ACA") and Note 15 – Other Data to the Consolidated Financial Statements for a discussion of the Tax Cuts and Jobs Act ("TCJA"), enacted on December 22, 2017, which reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018.

Government Regulation
Our healthcare tenants and their operators are subject to extensive federal, state and local government legislation and regulation. Federal laws, including but not limited to the Affordable Care Act; laws intended to combat fraud and waste such as the Anti-Kickback Statute, Stark Physician Self-Referral Law, False Claims Act; Medicare and Medicaid laws and regulations; and the Health Insurance Portability and Accountability Act of 1996 may limit our tenants operational flexibility and compensation arrangements. Many states have analogous laws which may be broader than their federal counterparts, including state licensure laws, fraud and abuse laws, privacy rules, and Medicaid requirements. Compliance with these regulatory requirements can increase operating costs and, thereby, adversely affect the financial viability of our tenants’ businesses. Our tenants’ failure to comply with these laws and regulations could adversely affect their ability to successfully operate our properties, which could negatively impact their ability to satisfy their contractual obligations to us. As a landlord, we intend for all of our business activities and operations to conform in all material respects with all applicable laws and regulations, including healthcare laws and regulations. Our leases require the tenants and operators to comply with all applicable laws, including healthcare laws. However, we do not have any ability to audit nor do we independently verify such compliance.

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

The Affordable Care Act has continued to change how healthcare services are covered, delivered and reimbursed. The Affordable Care Act includes payment reform provisions intended to drive Medicare towards more value-based purchasing which, in turn, increases accountability for healthcare providers for the quality and costs of the healthcare services they provide. While more individuals now carry healthcare coverage as a result of the Affordable Care Act, the full effects of the changes to reimbursement models for both public and commercial coverage continue to evolve. Each kind of healthcare provider tenant has a different and complex set of laws related to reimbursement and reimbursement models, which may affect the tenant’s ability to collect revenues and meet the terms of their leases. Such varying reimbursement models and laws impact each kind of provider as well as the healthcare system as a whole. For example, for physicians, the Centers for Medicare and Medicaid Services ("CMS") issues annual updates to the physician fee schedule that can have a material impact (either positive or negative) on the amount of reimbursement that physicians earn; for ambulatory surgery centers, the Affordable Care Act introduced provisions that reduce the annual inflation update for payment rates by a “productivity adjustment,” which may result in a decrease in Medicare payment rates for the same procedures in a given year compared to the prior year. Other changes brought about by the Affordable Care Act could negatively impact reimbursement for any one of the kind of provider tenants as outlined below.

The Affordable Care Act also altered reimbursement from private insurers and managed care organizations. Networks continue to readjust, and all providers must ensure adequate market share in their respective areas to remain in the network created by many of the managed care organizations. Under the Affordable Care Act prior to the Trump Administration, individuals were required to obtain coverage or pay a penalty resulting in millions of more Americans obtaining coverage, usually through the healthcare exchanges (called the Marketplace) established to provide coverage in each state. The Trump Administration and Congress removed this mandate beginning in 2019. The Trump Administration had also loosened rules to allow greater flexibility among insurers in the benefits offered, both lowering the costs of some plans but also limiting the coverage such plans offer. It is unclear at this time if increased competition from low-cost plans will damage the Marketplace, and how these changes will affect coverage rates in any particular state or locale. While the Trump Administration had decreased its focus on repealing the Affordable Care Act, a December 2018 federal court ruled the law unconstitutional. This decision was appealed to the U.S. Court of Appeals for the 5th Circuit, which issued a decision in December 2019 finding the insurance mandate unconstitutional and remanded the case to the District Court to consider the constitutionality of the rest of the law. The case was appealed to the U.S. Supreme Court, which heard oral arguments in November 2020. The Court issued a decision in June 2021 dismissing the case for lack of standing. The decision did not address the merits of the lawsuit and the legality of the ACA, but the decision effectively ends the case. Through Executive Orders issued January 28, 2021, the Biden Administration signaled its strong support for the Affordable Care Act by taking steps to reverse various actions by the Trump Administration and to strengthen Medicaid and the Affordable Care Act. Both the Biden Administration and Congress are considering ways to strengthen coverage under the Affordable Care Act by increasing the subsidies available to purchasers of health plans through the insurance exchanges created by the Affordable Care Act. These efforts resulted in 14.5 million Americans enrolling in ACA health plans and nearly 19 million low-income Americans being enrolled in the ACA’s Medicaid expansion coverage. Other Biden Administration legislative initiatives and policies have been implemented in an attempt to expand access to health care coverage. For example, on August 22, 2022, the Inflation Reduction Act of 2022 was signed into law and extended increased premium subsidies available in the ACA marketplaces through 2025, which prevents an estimated 2 million individuals from losing coverage. In addition, on October 11, 2022, the IRS issued a final rule changing how affordability of coverage and minimum value is determined for an employee’s relatives under the ACA. Specifically, the new rule provides for a separate affordability test where an eligible employer-sponsored plan is affordable for an employee’s relative if the employee’s required contribution for family coverage under the plan does not exceed 9.5% of the employee’s household income. Previously, health coverage affordability and adequacy had been measured solely for the employee, but not for coverage of the employee’s family. The Biden Administration estimates that this policy change will provide coverage for an additional 200,000 individuals, and nearly 1 million people will have access to lower premiums. While we expect that the Biden Administration will continue efforts to expand access to healthcare, we cannot predict the effect on us and/or our tenants of any future action by the Biden Administration and/or Congress with respect to the Affordable Care Act and other aspects of the healthcare system.

Section 603 of the Bipartisan Budget Act of 2015 lowered Medicare rates, effective January 1, 2017, for services provided in off-campus, provider-based outpatient departments, to the same level of rates for physician-office settings. Section 603 does not apply to facilities that billed at the lower Medicare rates on or before November 2, 2015 (the "grandfather clause") or that had a binding written agreement in place for the construction of the off-campus site before November 2, 2015 (the "mid-build exemption"). Section 603 reflects movement by the Congress and CMS toward “site-neutral reimbursement” where Medicare rates across different facility-type settings are equalized. CMS implemented these changes beginning January 1, 2017. Beginning January 1, 2019, CMS also implemented site neutral changes in Medicare reimbursement for clinic visits provided in off-campus locations that were previously exempted from payment reductions. While such site neutral changes are expected to lower overall Medicare spending, our medical office buildings located on hospital campuses could become more valuable as hospital tenants keep their higher Medicare rates for on-campus outpatient services. However, other laws may limit the extent to which higher rents may be charged based on proximity to a hospital. Ultimately, we cannot predict the amount of benefit from these measures or if future legislation will ultimately require similar site neutral changes in Medicare reimbursement rates for services provided in other facility-type settings.

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

•the 2019 repeal of a portion of the Affordable Care Act for the mandate that all individuals purchase health insurance or pay a tax penalty;

•mandatory expansion of healthcare services and increased access to individual healthcare insurance through legislative initiatives, including the Inflation Reduction Act of 2022;

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

We have adopted a Corporate Environmental Policy, which sets forth our commitment to implementing environmentally sustainable best practices for our own operations, and to assist our tenants in their efforts to address their environmental concerns. Implementation of our Corporate Environmental Policy is the responsibility of our executive management and is overseen by our Board of Directors. As an owner of real estate, we recognize the physical risk to our assets stemming from climate change. We cannot predict the rate at which climate change will progress. However, the physical effects of climate change could have a material adverse effect on our properties, operations, and business. To the extent that climate change impacts weather patterns, our markets could experience severe weather, including hurricanes, severe winter storms, wildfires, droughts, and tornadoes due to increases in storm intensity and unpredictable weather patterns. Over time, these conditions could result in declining demand for space at our properties, delays in construction and resulting increased construction costs, or in our inability to operate the buildings at all. Climate change and severe weather may also have indirect effects on our business by increasing the cost of, or decreasing the availability of, property insurance on terms we find acceptable, and by increasing the costs of energy, maintenance, repair of water and/or wind damage, and snow removal at our properties. We continue to evaluate our asset base for potential exposure to the following climate-related risks: increases in heavy rain, flood, drought, extreme heat, tornadoes and wildfire. As a part of our risk management program, we purchase property insurance to mitigate the risk of extreme weather events and natural disasters. However, our insurance may not adequately cover all of our potential losses. As a result, there can be no assurance that climate change and severe weather will not have a material adverse effect on our properties, operations, or business. As such, executive management reports to the Board of Directors on a regular basis, addressing policy and disclosure changes including environmental and climate-related risks and opportunities. Our Corporate Environmental Policy is posted on the Investor Relations tab of our website (www.chct.reit).

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

The Company’s whistleblower policy prohibits the Company and its affiliates and their officers, employees and agents from discharging, demoting, suspending, threatening, harassing or in any other manner discriminating against any employee for raising a concern. If an employee desires to raise a concern in a confidential or anonymous manner, the concern may be directed to the whistleblower officer at the Company’s whistleblower hotline. During the year ended December 31, 2022, the whistleblower officer received no whistleblower complaints.

The Company’s Information Technology infrastructure is cloud-based, utilizing Software as a Service (“SaaS”) applications for substantially all of its software requirements. Management has formed an IT Committee consisting of the Chief Executive Officer, Chief Financial Officer, and the Vice President of Information Technology to review and discuss information security matters and cyber security risks. The committee meets at least twice a year and reports to the Board of Directors as needed. The Company has adopted the Center of Internet Security (CIS) v8 IG1 cyber security controls including adopting an annual information security training program for its employees. The Company has partnered with a global cyber security leader to continuously and proactively manage and mitigate the ever growing list of cyber threats. As part of the managed monitoring and remediation platform, the Company benefits from a $100,000 breach prevention warranty. Since the Company’s inception, the Company has not had a security breach resulting in expenses, penalties or settlements.

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

•Risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the COVID-19 pandemic's impact on global markets, may adversely affect our revenues, results of operations and financial condition.

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

Risks Related to Our Business

Inflation and the U.S. government’s response thereto could adversely impact our tenants and our operations.
Inflation, both real or anticipated, could adversely affect the economy and the costs of labor, goods and services to our tenants. Increased operating costs resulting from inflation could have an adverse impact on our tenants if increases in their operating expenses exceed increases in their revenue, which may adversely affect our tenants’ ability to pay rent or other obligations owed to us. In March 2022, the U.S. Federal Reserve began, and has continued and is expected to continue, to raise interest rates in an effort to curb inflation. Increases in interest rates will increase interest cost on existing variable rate debt, including our Credit Facility. Such increases in the cost of capital could adversely impact our ability to finance operations and acquire properties. Increased interest rates may also result in less liquid property markets, limiting our ability to sell existing assets.

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
At any time, our tenants may experience a downturn in their businesses that may significantly weaken their financial condition, whether as a result of general economic conditions or otherwise. As a result, our tenants may fail to make rental payments when due, delay lease commencements, decline to extend or renew leases upon expiration or declare bankruptcy or be subject to involuntary insolvency proceedings. Any of these actions could result in the termination of the tenants’ leases or the failure to renew a lease and the loss of rental income attributable to the terminated leases. The occurrence of any of the situations described above could have a material adverse effect on our financial condition, results of operations, cash flows, or the market price of our common stock.

We may be unable to source off-market or lightly marketed deal flow in the future, which may have a material adverse effect on our growth.
A key component of our investment strategy is to acquire additional healthcare properties in off-market or lightly marketed transactions, relying on our officers’ relationships with healthcare providers and real estate brokers. We seek to acquire properties before they are widely marketed by real estate brokers. As we expect to compete with many national, regional and local acquirers of healthcare properties, properties that are acquired in off-market or lightly marketed transactions are typically more attractive to us as a purchaser because of the absence of a formal sales process, which could lead to higher prices. In the formal sales process, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger REITs, including publicly traded and privately held REITs, private equity investors or institutional investment funds who are targeting healthcare properties may enjoy significant competitive advantages that result from, among other things, a lower cost of capital, enhanced operating efficiencies, more risk tolerance, more personnel and market penetration and familiarity with markets. As such, if we do not have access to off-market or lightly marketed deal flow in the future, our ability to locate and acquire additional properties in our target submarkets at attractive prices could be materially and adversely affected, which could materially impede our growth, and, as a result, adversely affect our operating results.

We depend on the continued services and performance of our senior management and other key employees, the loss of any of whom could adversely affect our business, operating results, financial condition, and stock price.
On February 13, 2023, our board of directors announced that Timothy G. Wallace is taking a medical leave of absence from his roles as our Chairman of the Board, Chief Executive Officer and President, effective February 10, 2023, due to complications from a peptic ulcer. Our board of directors has appointed David H. Dupuy, our Chief Financial Officer, as Interim Chief Executive Officer, effective February 10, 2023.

Our success depends, to a significant extent, on the continued services of Messrs. Wallace and Dupuy, Ms. Leigh Ann Stach, our Executive Vice President and Chief Accounting Officer, and Timothy L. Meyer, our Executive Vice President, Asset Management. Each executive officer has significant experience in the healthcare and/or real estate industry and have all developed significant relationships with various healthcare providers and real estate brokers throughout the United States. Our ability to continue to acquire and develop healthcare properties in off-market or lightly marketed transactions depends upon the significant relationships that our senior management team has developed over many years. The loss of services of our senior management, particularly Mr. Wallace, or other key employees for any reason or for any amount of time could significantly delay or prevent the achievement of our strategic objectives and negatively impact our business, financial condition, results of operations, and stock price.

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

In addition, we have recently observed an overall tightening and increasingly competitive labor market. Our business could be adversely affected by an inability to retain personnel or upward pressure on wages as a result of the competitive labor market.

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

We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the COVID-19 pandemic’s impact on global markets which may affect our future access to liquidity and materially adversely affect our actual business operations, results of operations and financial condition.
The COVID-19 pandemic, and restrictions intended to prevent its spread, have had a significant adverse impact on economic and market conditions around the world, including the United States and the markets in which we own properties. COVID-19 and measures to prevent its spread impacted many healthcare providers, including some of our tenants. During 2020 and 2021, some of them were not seeing patients, others saw a reduced number of elective procedures and/or patient visits, while others experienced limited impact, or even saw improved cash flows from either increases in census or government funding. As a result of the pandemic, during 2020 and 2021, the Company entered into deferral agreements with 18 tenants, with deferrals representing less than one percent of our annualized rent in the aggregate. All amounts that were due under the deferral agreements have been repaid.

Although more normalized activities have resumed, a resurgence of the COVID-19 pandemic or its variants could alter the market for healthcare real estate, which, in turn, could decrease our investment pipeline and cause us not to achieve our acquisition goals. Relatedly, adverse effects of COVID-19 or any contagious disease outbreak may include lower patient volumes or reduced revenues of our tenants, an increase in rent deferral requests, requests to extend the repayment periods for deferred rent, or a failure by our tenants to pay rent to us, which may materially impact our business, financial condition, results of operation, our ability to pay distributions on our stock and the market prices of our stock, as well as our ability to satisfy the covenants in our existing and any future debt agreements, including the Credit Facility, and service our outstanding indebtedness. The impact of any such pandemic may also exacerbate other risks discussed in this Risk Factors section, any of which could have a material effect on us.

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

We cannot predict whether our tenants will renew existing leases beyond their current terms. At December 31, 2022, we had 49 leases scheduled to expire in 2023 and 52 leases scheduled to expire in 2024, which represent 5.9% and 6.9% of our total annualized lease revenue, respectively, for the year ended December 31, 2022. If any of our leases are not renewed, or are terminated prior to the contractual expiration date, we would attempt to lease those properties to another tenant at then-current market rates. However, following expiration of a lease term or if we exercise our right to replace a tenant in default, rental payments on the related properties could decline or cease altogether while we reposition the properties with a suitable replacement tenant. As such, we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our properties while they are being repositioned. Furthermore, our ability to reposition our properties with a suitable tenant could be significantly delayed or limited by state licensing, receivership, certificate of need, or CON, or other laws, as well as by the Medicare and Medicaid change-of-ownership rules. We could also incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings. In addition, our ability to locate suitable replacement tenants could be impaired by the specialized healthcare uses or contractual restrictions on use of the properties, and we may be required to spend substantial amounts to adapt the properties to other uses. Any such delays, limitations and expenses could adversely impact our ability to collect rent, obtain possession of leased properties or otherwise exercise remedies for tenant default and could have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock.

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
When tenants do not renew their leases or otherwise vacate their space, it is common that, in order to attract replacement tenants, we will be required to expend funds for tenant improvements, payment of leasing commissions and other concessions related to the vacated space. Such tenant improvements may require us to incur substantial capital expenditures. We may not be able to fund capital expenditures solely from cash provided from our operating activities because we must distribute at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, each year to qualify as a REIT. As a result, our ability to fund tenant and other capital improvements or payment of leasing commissions through retained earnings may be limited. If we have insufficient capital reserves, we will have to obtain financing from other sources. We may also have future financing needs for other capital improvements to refurbish or renovate our properties. If we are unable to secure financing on terms that we believe are acceptable or at all, we may be unable to make tenant and other capital improvements, payment of leasing commissions or we may be required to defer such improvements. If this happens, it may result in fewer potential tenants being attracted to the property or existing tenants not renewing their leases, causing one or more of our properties to suffer from a greater risk of obsolescence or a decline in value. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay leasing commissions or other expenses or pay distributions to our stockholders.

We may be required to make rent or other concessions and significant capital expenditures to improve our properties in order to retain and attract tenants, which could adversely affect our financial condition, results of operations and cash flow.
In order to retain existing tenants and attract new tenants, we may be required to offer more substantial rent abatements, tenant improvement allowances and early termination rights, provide options to purchase our properties within the lease term or accommodate requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants. As a result, we may have to make significant capital or other expenditures in order to retain tenants whose leases expire and to attract new tenants in sufficient numbers, which could adversely affect our results of operations and cash flow. Additionally, if we need to raise capital to make such expenditures and are unable to do so, or such capital is otherwise unavailable, we may be unable to make the required expenditures. This could result in non-renewals by tenants upon expiration of their leases, which could adversely affect our financial condition, results of operations, cash flows, or the market price of our common stock or preferred stock.

Supply chain disruptions and unexpected construction expenses and delays could impact our ability to timely deliver spaces to tenants and/or our ability to achieve the expected value of a construction project or lease, thereby adversely affecting our profitability.
The construction and building industry, similar to many other industries, is experiencing worldwide supply chain disruptions due to a multitude of factors that are beyond our control. Materials, parts and labor have also increased in cost over the past year or earlier, sometimes significantly and over a short period of time. Although we are generally not engaged in large-scale development projects, small-scale construction projects, such as building renovations and maintenance and tenant improvements required under leases are a routine and necessary part of our business. We may incur costs for a property renovation or tenant buildout that exceeds our original estimates due to increased costs for materials or labor or other costs that are unexpected. We also may be unable to complete renovation of a property or tenant space on schedule due to supply chain disruptions or labor shortages, which could result in increased debt service expense or construction costs. The time frame required to recoup our renovation and construction costs and to realize a return on such costs may be significant and materially adversely affect our profitability.

Some of the leases at our properties contain “early termination” provisions which, if triggered, may allow tenants to terminate their leases without further payment to us, which could adversely affect our financial condition and results of operations and the value of the applicable property.
Certain tenants have a right to terminate their leases prior to the termination date stated in their lease upon payment of a penalty, but others are not required to pay any penalty associated with an early termination. There can be no assurance that tenants will continue their activities and continue occupancy of the premises. Any cessation of occupancy by tenants may have an adverse effect on our operations.

Adverse economic or other conditions in the geographic markets in which we conduct business could negatively affect our occupancy levels and rental rates and have a material adverse effect on our operating results.
Our operating results depend upon our ability to maintain and improve the anticipated occupancy levels and rental rates at our properties. Adverse economic or other conditions in the geographic markets in which we operate, including periods of economic slowdown or recession, industry slowdowns, periods of deflation, relocation of businesses, changing demographics, water pollution, earthquakes and other natural disasters, fires, terrorist acts, epidemics, pandemics, civil disturbances or acts of war and other man-made disasters which may result in uninsured or underinsured losses, and changes in tax, real estate, zoning and other laws and regulations, may lower our tenants' businesses, occupancy levels and limit our ability to increase rents or require us to offer rental concessions. The failure of our properties to generate revenues sufficient to meet our cash requirements, including operating and other expenses, debt service and capital expenditures, may have an adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock.

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
Shareholder, public and governmental expectations have been increasing with respect to corporate responsibility, sustainability, diversity and inclusion and related ESG matters. Shareholder advisory services and other organizations have developed and publish, and others may in the future develop and publish, rating systems and other scoring and reporting mechanisms to evaluate and compare the ESG performance of our Company and others. These ratings systems frequently change, and scores are often based on a relative ranking which may cause a company’s score to deteriorate if peer companies’ rankings improve. Keeping up with such changes may divert management’s time and attention from other business priorities. These force us to incur additional costs for staff, systems, and board members. In addition, current shareholders and prospective investors may use these ratings and/or their own internal ESG benchmarks to determine whether and to what extent they may choose to invest in our securities, engage with us to advocate for improved ESG performance or disclosure, make voting decisions as shareholders, or take other actions to hold us and our board of directors accountable with respect to ESG matters.

Some legislatures, government agencies and listing exchanges have mandated or proposed, and others may in the future further mandate, certain ESG disclosure or performance. For example, board diversity and inclusion is an ESG topic that is receiving heightened attention from lawmakers and listing exchanges. As an example, in 2021, the SEC approved Nasdaq Stock Market LLC's proposal that requires most Nasdaq-listed companies to meet specified board diversity requirements within a defined compliance period and face potential delisting if they do not explain any failure to meet the requirements. If we are unable to recruit, attract and/or retain qualified members of our board of directors to maintain compliance with the diversity requirements of applicable mandates within the prescribed timelines, we could be exposed to costly fines and penalties. We may also face reputational damage in the event our corporate responsibility initiatives or objectives, including with respect to board diversity, do not meet the standards or expectations of shareholders, prospective investors, lawmakers, listing exchanges or other constituencies, or if we are unable to achieve acceptable ESG ratings from third party rating services. Failure to comply with ESG-related laws, exchange policies or stakeholder expectations could materially and adversely impact the value of our stock and related cost of capital, and limit our ability to fund future growth.

A large percentage of our properties are located in Texas, Ohio, and Illinois, and changes in these markets may materially adversely impact our business and financial condition.
Of our investments in 174 properties, the properties located in Texas, Ohio, and Illinois provide, in the aggregate, approximately 39.0% of our annualized rent as of December 31, 2022. As a result of this geographic concentration, we are particularly exposed to downturns in the economies of those states or other changes in such states’ respective real estate market conditions. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in these states could have a disproportionate effect on our overall business results. In the event of negative economic or other changes in these markets, our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock may be materially and adversely affected.

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

The capital and credit markets have experienced extreme volatility and disruption as a result of the global outbreak of COVID-19, the conflict between Russia and Ukraine, and the recent rise in inflation, as well as the resulting governmental policies. We believe that such volatility and disruption are likely to continue into the foreseeable future. Market volatility and disruption could hinder our ability to obtain new debt financing or refinance our maturing debt on favorable terms or at all or to raise debt and equity capital.

We may not be able to control our expenses or our expenses may remain constant or increase, even if our revenue does not increase, which could cause our results of operations to be adversely affected.
There are factors beyond our control that may adversely affect our ability to control our expenses. Certain costs associated with real estate investments (e.g., real estate taxes, debt costs, increases in costs to address environmental impacts related to climate change or natural disasters, and maintenance expenses) required to preserve the value of the property may not be reduced even if a healthcare related facility is not occupied or other circumstances cause our revenues to decrease. If our expenses increase as a result of any of the aforementioned factors, our results of operations may be adversely affected.

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
We receive a significant portion of our revenues by acquiring and leasing our assets under long-term net leases in which the rental rate is generally fixed with annual fixed rate rental rate escalations or rental rate escalators based upon changes in the Consumer Price Index, or CPI. Properties which we acquire in the future may contain CPI escalators or escalators that are contingent upon our tenant’s achievement of specified revenue parameters. If, as a result of weak economic conditions or other factors, the revenues generated by our net leased properties do not meet the specified parameters or CPI does not increase, our growth and profitability may be adversely affected.

Our investments in development projects may not yield anticipated returns which could directly affect our operating results and reduce the amount of funds available for distributions.
A component of our growth strategy is exploring development opportunities, some of which may arise through strategic joint ventures. In deciding whether to make an investment in a particular development, we make certain assumptions regarding the expected future performance of that property. To the extent that we consummate development opportunities, our investment in these projects could be subject to the following risks:

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

The replacement of LIBOR with SOFR may adversely affect interest expense related to outstanding debt.
In July 2017, Financial Conduct Authority (the authority that regulates LIBOR) previously announced its intent to stop compelling banks to submit rates for the calculation of LIBOR after 2021, and the administrator of LIBOR announced its intention to cease the publication of the one week and two month USD LIBOR settings immediately following December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. The one week and two month USD LIBOR settings were last published on December 31, 2021. The Alternative Reference Rates Committee has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts currently indexed to LIBOR.

On December 14, 2022, we amended our Credit Facility to replace LIBOR as a benchmark interest rate for loans under the Credit Facility with SOFR. SOFR is calculated based on short-term repurchase agreements, backed by Treasury securities. SOFR is backward looking, which stands in contrast with LIBOR under the previous methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it is a rate that does not take into account bank credit risk, as was the case with LIBOR. Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR. Using SOFR could make borrowing more expensive because it lacks a credit component, which could cause lenders to increase spreads to price for this uncertainty. The market transition away from LIBOR to an alternative reference rate is complex and overall financial markets may be disrupted as a result of the phase-out. The availability and cost of our borrowings due to the adoption of SOFR or other alternative benchmark rates or a broader market disruption caused by the phase-out of LIBOR could have an adverse effect on our financial condition, results of operations and cash flows.

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

While the Trump Administration had decreased its focus on a legislative repeal of the Affordable Care Act, efforts in the courts are ongoing. In December 2018, a federal court ruled the law unconstitutional. This decision was appealed to the U.S. Court of Appeals for the 5th Circuit, which issued a decision in December 2019 finding the insurance mandate unconstitutional and remanded the case to the District Court to consider the constitutionality of the rest of the law. The case was appealed to the U.S. Supreme Court, which heard oral arguments in November 2020. The Court issued a decision in June 2021 dismissing the case for lack of standing. The decision did not address the merits of the lawsuit and the legality of the ACA, but the decision effectively ends the case. While it is not entirely clear exactly what actions the Biden Administration may take relative to the Affordable Care Act, the Biden Administration has signaled its strong support for the Affordable Care Act by taking steps to reverse various actions by the Trump Administration and to strengthen Medicaid and the Affordable Care Act through an Executive Orders issued January 28, 2021. The Biden Administration and Congress strengthened coverage under the Affordable Care Act by increasing the subsidies available to purchasers of health plans through the insurance exchanges created by the Affordable Care Act and otherwise expanding individual access to health insurance and additional healthcare services as part of the Inflation Reduction Act of 2022.

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
Sources of revenue for our tenants typically include Medicare, Medicaid, private insurance payers and health maintenance organizations. Healthcare providers continue to face increased government and private payer pressure to control or reduce healthcare costs and significant reductions in healthcare reimbursement, including reduced reimbursements and changes to payment methodologies under the Affordable Care Act. In some cases, private insurers rely upon all or portions of the Medicare payment systems to determine payment rates which may result in decreased reimbursement from private insurers. The Affordable Care Act and associated regulations continue to encourage increasing enrollment in plans offered by private insurers who choose to participate in state-run exchanges, but recent changes by the Trump Administration affecting Medicaid and the availability of lower cost, lower coverage plans creates uncertainty around private insurer costs and, thereby, payment rates to providers. Through Executive Orders issued January 28, 2021, the Biden Administration has taken steps to create a special enrollment period for the Affordable Care Act and other steps to support Medicaid and the Affordable Care Act. Both the Biden Administration and Congress strengthened coverage under the ACA by increasing the subsidies available to purchasers of health plans through the insurance Exchanges created by the ACA.

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
As of December 31, 2022, we had $350.0 million outstanding under our Credit Facility, including our term loans. We do not anticipate that our internally generated cash flow will be adequate to repay our anticipated indebtedness upon maturity and, therefore, we expect to repay indebtedness through refinancings and future offerings of equity and debt securities, either of which we may be unable to secure on favorable terms or at all. Our level of debt and any limitations imposed upon us by our debt agreements could have adverse consequences, including the following:

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
At December 31, 2022, our debt to total capitalization ratio (debt plus stockholders' equity plus accumulated depreciation) was approximately 34.8%. Our current financing policy prohibits aggregate debt (secured or unsecured) in excess of 40% of the Company's total capitalization, except for short-term transitory periods. However, this debt limitation policy can be changed by our board of directors without stockholder approval and there are no provisions in our bylaws that limit our ability to incur indebtedness. We could alter the balance between our total outstanding indebtedness and the value of our properties at any time. If we become more highly leveraged, the resulting increase in outstanding debt could adversely affect our ability to make debt service payments, to pay our anticipated distributions and to make the distributions required to qualify as a REIT. The occurrence of any of the foregoing risks could adversely affect our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock.

Increases in interest rates may increase our interest expense and adversely affect our cash flows and our ability to service our indebtedness and to make distributions to our shareholders.
As of December 31, 2022, we had no variable-rate indebtedness outstanding that had not been swapped for a fixed interest rate. We expect that more of our indebtedness in the future, including borrowings under our Credit Facility, may be subject to variable interest rates. Increases in interest rates on any variable rate indebtedness will increase our interest expense, which could adversely affect our cash flow and our ability to pay distributions.

The Company may enter into swap agreements from time to time that may not effectively reduce its exposure to changes in interest rates.
The Company may enter into swap agreements from time to time that may not effectively reduce its exposure to changes in interest rates. As of December 31, 2022, the Company had 17 outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk for notional amounts totaling $350.0 million. The Company may enter into additional swap agreements in the future to manage some of its exposure to interest rate volatility. These swap agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements. In addition, these arrangements may not be effective in reducing the Company's exposure to changes in interest rates and no hedging activity can completely insulate us from the risks associated with changes in interest rates. Moreover, interest rate hedging could fail to protect us or adversely affect us because, among other things:

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

•we could be subject to the federal alternative minimum tax and increased state and local taxes; and

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
We have two TRSs, and in the future, may form other TRSs for various reasons, including for the purpose of leasing “qualified healthcare properties” from us pursuant to the provisions of the REIT Investment Diversification and Empowerment Act of 2007, or RIDEA, although we currently have no intention of investing in companies that provide healthcare services structured to comply with RIDEA. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We will monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with the TRS ownership limitation and will structure any future transactions with any TRS on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above. However, there can be no assurance that we will be able to comply with such TRS ownership limitation or to avoid application of the 100% excise tax.

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

Effective January 1, 2018, among other things, the TCJA reduced the top corporate tax rate from 35% to 21%, allowed a deduction of up to 20% of qualified business income including qualified REIT dividends, and placed certain additional limitations on the deductibility of interest expense. Additionally, the TCJA required that taxpayers using the accrual method for income tax accounting take into account certain items of income for income tax purposes no later than the time such items are taken into account as revenue for financial accounting purposes on certain financial statements. The application of this rule may require the accrual of income with respect to certain debt instruments on mortgage-based securities, such as original issue discount or mortgage discount, earlier than would be the case under the general tax rules.

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

•changes in our credit ratings;

•the impact of a pandemic, epidemic or outbreak of a contagious disease on our business, financial condition, results of operations, cash flows, and global financial markets; and

•general market and economic conditions.

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
The vesting of any restricted shares granted to certain directors, executive officers and other employees under our 2014 Incentive Plan, as amended, (the "2014 Incentive Plan"), including our Second Amended and Restated Alignment of Interest Program, our Second Amended and Restated Executive Officer Incentive Program and our Amended and Restated Non-Executive Officer Incentive Program, the issuance of our common stock or OP Units in connection with future property, portfolio or business acquisitions and other issuances of our common stock could have an adverse effect on the market price of our common stock, and the existence of our common stock issuable under our 2014 Incentive Plan may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities. In addition, future issuances of our common stock may be dilutive to existing stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In addition to the information provided below, see Item 1, "Business," Note 2 – Real Estate Investments to the Consolidated Financial Statements in Item 8 "Financial Statements and Supplementary Data," and Schedule III of Item 15 of this Annual Report on Form 10-K for more detailed information about the Company's properties as of December 31, 2022.

Scheduled Lease Expirations
As of December 31, 2022, the weighted average remaining years to maturity pursuant to the leases with our tenants was approximately 7.6 years, with expirations through 2039. The table below details scheduled lease expirations, as of December 31, 2022, for our properties for the periods indicated.

		Total Leased Square Footage		Annualized Lease Revenue
Year	Number of Leases Expiring	Amount	Percent (%)	Amount (in thousands)	Percent (%)
2023	49	251	7.2%	$5,215	5.9%
2024	52	303	8.7%	6,148	6.9%
2025	41	303	8.7%	8,082	9.1%
2026	43	362	10.5%	7,981	9.0%
2027	38	212	6.1%	4,323	4.9%
2028	26	231	6.7%	4,357	4.9%
2029	17	234	6.7%	6,194	7.0%
2030	15	141	4.1%	3,645	4.1%
2031	16	286	8.3%	7,850	8.9%
2032	10	126	3.6%	1,695	1.9%
Thereafter	35	994	28.7%	32,729	36.9%
Month-to-Month	10	24	0.7%	413	0.5%
Totals	352	3,467	100.0%	$88,632	100.0%

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

ITEM 4.   MINE SAFETY DISCLOSURES

None.

PART II.
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company's common stock are traded on the New York Stock Exchange under the symbol "CHCT." At February 9, 2023, there were 39 stockholders of record.

Future dividends will be declared and paid at the discretion of the Board of Directors. The Company’s ability to pay dividends is dependent upon its ability to generate funds from operations and cash flows, and to make accretive new investments.

Stock Performance Graph
The following graph compares, over a measurement period beginning December 31, 2017 and ending on December 31, 2022, the cumulative total return on our common stock with the cumulative total return on the stocks included in (i) the Russell 3000 Index and (ii) the NAREIT All Equity REIT Index. The performance graph assumes that the value of the investment in our common stock, the Russell 3000 Index and the NAREIT All Equity REIT Index was $100 at December 31, 2017 and that all dividends were reinvested. There can be no assurance that our common stock performance will continue in the future with the same or similar trends depicted in the stock performance graph below. We will not make or endorse any predictions as to future stock performance.

Total Return Performance
Community Healthcare Trust Incorporated
Russell 3000 Index
NAREIT All Equity REIT Index
Index Value
250
200
150
100
50
0
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022

	Period Ending
Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Community Healthcare Trust Incorporated	$100.00	$108.81	$168.60	$192.54	$200.40	$158.89
Russell 3000 Index	$100.00	$94.76	$124.15	$150.08	$188.60	$152.37
NAREIT All Equity REIT Index	$100.00	$95.96	$123.46	$117.14	$165.51	$124.22

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

Real estate acquisitions
During the year ended December 31, 2022, the Company acquired 18 real estate properties for an aggregate purchase price of approximately $97.1 million. Upon acquisition, the properties, totaling approximately 423,000 square feet, were 98.9% leased in the aggregate with lease expirations through 2037.

Subsequent acquisitions
Subsequent to December 31, 2022, the Company acquired three real estate properties totaling approximately 99,000 square feet for an aggregate purchase price of approximately $12.5 million. Upon acquisition, the properties were 100.0% leased with lease expirations through 2029.

Acquisition pipeline
The Company has four properties under definitive purchase agreements for an expected aggregate purchase price of approximately $20.1 million. The Company's expected aggregate return on these investments ranges from approximately 9.2% to 9.5%. The Company expects to close on these properties during the first half of 2023; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

The Company also has six properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $141.0 million. The Company's expected returns on these investments are approximately 10.25%. The Company anticipates closing on these properties from throughout 2023 and 2024; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

Leased square footage
As of December 31, 2022, our real estate portfolio was approximately 91.7% leased. During the year ended December 31, 2022, we had expiring or terminated leases related to approximately 443,000 square feet, and we leased or renewed leases related to approximately 469,000 square feet.

Purchase Option Provisions
Certain of the Company's leases provide the lessee with a purchase option or a right of first refusal to purchase the leased property. The purchase option provisions generally allow the lessee to purchase the leased property at fair value or at an amount greater than the Company's gross investment in the leased property at the time of the purchase. The Company had an aggregate gross investment of approximately $28.1 million in five real estate properties as of December 31, 2022 that were subject to exercisable purchase options.

ATM Program
The Company has an at-the-market offering program ("ATM Program"), with Piper Sandler & Co., Evercore Group L.L.C., Truist Securities, Inc., Regions Securities LLC, Fifth Third Securities, Inc., Janney Montgomery Scott LLC, and Robert W. Baird & Co. Incorporated, as Sales Agents (each, an “Agent”, and, collectively, the “Agents”). Under the ATM Program, the Company may issue and sell shares of its common stock, having an aggregate gross sales price of up to $500.0 million, exclusive of shares of Common Stock sold under its prior agreements with our Agents. The shares of common stock may be sold from time to time through or to one or more of the Agents, as may be determined by the Company in its sole discretion, subject to the terms and conditions of the agreement and applicable law. As of December 31, 2022, the Company had approximately $479.0 million remaining that may be issued under the ATM Program.

Credit Facility
The Company's Credit Facility provides for a $150.0 million Revolving Credit Facility that matures on March 19, 2026 and includes one 12-month option to extend the maturity date, and $350.0 million in Term Loans, as well as an accordion feature which allows borrowings up to a total of $700.0 million, including the ability to add and fund additional term loans. Note 5 – Debt, net to the Consolidated Financial Statements and Liquidity and Capital Resources below provides more details on the Company's Credit Facility. At December 31, 2022, the Company had borrowing capacity remaining under the Revolving Credit Facility of approximately $150.0 million.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. Also, the Company’s current financing policy prohibits aggregate debt (secured or unsecured) in excess of 40% of the Company's total capitalization, except for short-term, transitory periods. At December 31, 2022, our debt to total capitalization ratio (debt plus stockholders' equity plus accumulated depreciation) was approximately 34.8%. The Company was in compliance with its financial covenants under its Credit Facility as of December 31, 2022.

The Company also had outstanding at December 31, 2022, a $4.9 million mortgage note payable, secured by one of its properties, with a maturity date in 2024 and a fixed interest rate of 4.98%.

Lease Expirations
Approximately 4.9% to 9.1% of our leases will expire in each of the next 5 years. Management expects that many of the tenants will renew their leases, but in cases where they do not renew, the Company believes it will generally be able to re-lease the space to existing or new tenants without significant loss of rental income. See "Properties" in Item 2 for a schedule of the Company's lease expirations.

Inflation
Inflation has not had a material impact on the Company in the past several years prior to 2022. However, recent inflation has significantly increased and a prolonged period of high and persistent inflation could cause an increase in our expenses, capital expenditures, and cost of our variable-rate borrowings which could have a material impact on our financial position or results of operations. Many of our lease agreements contain provisions designed to mitigate the adverse impact of inflation, including annual rent increases based on stated increases or CPI increases. In response to inflationary pressures, the Federal Reserve began raising interest rates in 2022 and has indicated that it foresees further interest rate increases throughout the year and into 2023 and 2024. Higher interest rates imposed by the Federal Reserve to address inflation may adversely impact real estate asset values and increase our interest expense on our variable-rate borrowings under our revolving credit facility.

Results of Operations

Our results of operations are most significantly impacted each year by our acquisitions in and funding of our real estate investments, as well as expenses related to our employees, professional fees and other costs related to operating the REIT and its related subsidiaries.

As of December 31, 2022, we had invested approximately $946.2 million in 174 real estate properties (including a portion of one property accounted for as a financing lease with a gross amount totaling approximately $3.0 million), which are located in 34 states and total approximately 3.8 million square feet. During 2022, we acquired 18 real estate properties which in the aggregate were 98.9% leased for an aggregate purchase price of approximately $97.1 million. In addition, during 2022, we invested $9.7 million in notes receivable. During 2021, we acquired 13 real estate properties for an aggregate purchase price of approximately $88.4 million and invested in $14.4 million in notes receivable.

Year Ended December 31, 2022 Compared to December 31, 2021

The table below shows our results of operations for the year ended December 31, 2022 compared to the same period in 2021 and the effect of changes in those results from period to period on our net income.

(Dollars in thousands)	For the Year Ended December 31,		Increase (Decrease) to Net Income
	2022	2021	$	%
REVENUES
Rental income	$94,103	$87,661	$6,442	7.3%
Other operating interest	3,576	2,918	658	22.5%
	97,679	90,579	7,100	7.8%
EXPENSES
Property operating	16,636	15,158	(1,478)	(9.8)%
General and administrative	14,837	12,113	(2,724)	(22.5)%
Depreciation and amortization	32,339	30,401	(1,938)	(6.4)%
	63,812	57,672	(6,140)	(10.6)%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND OTHER ITEMS	33,867	32,907	960	2.9%
Gain on sale of real estate	—	237	(237)	(100.0)%
Interest expense	(11,873)	(10,542)	(1,331)	(12.6)%
Deferred income tax expense	(41)	(167)	126	75.4%
Interest and other income, net	66	57	9	15.8%
INCOME FROM CONTINUING OPERATIONS	22,019	22,492	(473)	(2.1)%
NET INCOME	$22,019	$22,492	$(473)	(2.1)%

Revenues
Rental income increased approximately $6.4 million, or 7.3%, for the year ended December 31, 2022 compared to the same period in 2021. Income on properties acquired during 2022 and 2021 increased rental income by approximately $6.7 million.

Other operating interest increased approximately $0.7 million, or 22.5%, for the year ended December 31, 2022 compared to the same period in 2021 due to interest earned on our notes receivable, which are discussed in more detail in Note 10 – Other Assets, net to the Consolidated Financial Statements.

Expenses
Property operating expenses increased approximately $1.5 million, or 9.8%, for the year ended December 31, 2022 compared to the same period in 2021 mainly due to properties acquired during 2022 and 2021.

General and administrative expenses increased approximately $2.7 million, or 22.5%, for the year ended December 31, 2022 compared to the same period in 2021 due mainly to the following:

•Compensation-related expenses related to new employees, compensation increases and stock issuances totaling approximately $2.6 million, including the non-cash amortization of non-vested restricted common shares issued of approximately $2.3 million.

Depreciation and amortization expense increased approximately $1.9 million, or 6.4%, for the year ended December 31, 2022 compared to the same period in 2021 due mainly to the following:

•Depreciation and amortization related to properties acquired during 2022 and 2021 accounted for an increase of approximately $2.8 million;

•Real estate intangible assets acquired prior to 2021 that became fully depreciated resulted in a decrease of approximately $1.6 million; and

•Depreciation related to tenant and other improvements accounted for an increase of approximately $0.7 million.

Gain on sale of real estate
During the fourth quarter of 2021, the Company sold one of its properties for approximately $1.3 million and recognized a gain on sale of approximately $0.2 million.

Interest expense
Interest expense increased approximately $1.3 million, or 12.6%, for the year ended December 31, 2022 compared to the same period in 2021. Contractual interest due under the Credit Facility increased $1.7 million due to refinancings in the fourth quarter of 2022 and the first quarter of 2021, along with a rise in interest rates. See Note 5 – Debt, net to the Consolidated Financial Statements. Also, interest cost capitalized increased $0.4 million for the year ended December 31, 2022 compared to the same period in 2021.

Year Ended December 31, 2021 Compared to December 31, 2020

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” in our 2021 Annual Report on Form 10-K for a comparison of the year ended December 31, 2021 compared to December 31, 2020, which is incorporated by reference.

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

Operating Activities
Cash flows provided by operating activities for the years ended December 31, 2022, 2021 and 2020 were approximately $60.3 million, $56.3 million, and $48.4 million, respectively. Cash flows provided by operating activities for the years ended December 31, 2022, 2021 and 2020 were generally provided by contractual rents and interest on notes receivables, net of property operating expenses not reimbursed by the tenants and general and administrative expenses.

Investing Activities
Cash flows used in investing activities for the years ended December 31, 2022, 2021 and 2020 were approximately $113.8 million, $104.4 million, and $125.1 million, respectively. During 2022, the Company invested in 18 real estate properties for an aggregate cash consideration of approximately $96.7 million. During 2021, the Company invested in 13 real estate properties for an aggregate cash consideration of approximately $88.1 million and sold one property for net proceeds of approximately $1.3 million. During 2020, the Company invested in 23 real estate properties and 2 land parcels for cash consideration of approximately $126.8 million and sold a land parcel related to one of its properties for net proceeds of approximately $0.2 million. In addition, during 2022, 2021 and 2020, the Company acquired or funded notes receivable of approximately $9.7 million, $14.4 million, and $1.8 million, respectively, and received payments in 2022, 2021 and 2020 on notes of approximately $3.0 million, $4.0 million, and $10.3 million, respectively. Also, the Company funded capital expenditures, including tenant improvements, during 2022, 2021 and 2020 totaling $10.4 million, $7.2 million, and $7.0 million, respectively.

Financing Activities
Cash flows provided by financing activities for the years ended December 31, 2022, 2021 and 2020 were approximately $62.7 million, $48.1 million, and $77.6 million, respectively. During 2022, 2021 and 2020, the Company paid dividends totaling $44.5 million, $42.4 million and $38.0 million, respectively. During 2022, 2021 and 2020, the Company completed equity offerings under its at-the-market program, resulting in net proceeds, net of underwriters' discount and offering costs, of approximately $20.2 million, $38.2 million and $97.7 million, respectively. During 2022 and 2021, the Company repaid, on a net basis, approximately $12.0 million and $21.0 million, respectively, on its Revolving Credit Facility, and in 2020, the Company borrowed, on a net basis, approximately $18.0 million on its Revolving Credit Facility. During 2022 and 2021, the Company amended its Credit Facility and borrowed $150.0 million and $125.0 million, respectively, in Term Loans under its Credit Facility and incurred $0.8 million and $1.6 million, respectively, in additional debt issuance costs, and in 2022 and 2021 repaid $50.0 million and $50.0 million, respectively, in Term Loans under its Credit Facility.

Automatic Shelf Registration Statement
On November 2, 2022, the Company filed an automatic shelf registration statement on Form S-3 with the SEC. The registration statement is for an indeterminate number of securities and is effective for three years. Under this registration statement, the Company has the capacity to offer and sell from time to time various types of securities, including common stock, preferred stock, depository shares, rights, debt securities, warrants and units.

Security Deposits
As of December 31, 2022, the Company held approximately $5.8 million in security deposits, included in other liabilities on the Consolidated Statement of Income, for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon the security deposits if there are any defaults under the leases.

Credit Facility
The Company's first amendment (the "First Amendment") to the third amended and restated credit facility (the "Credit Facility") is by and among Community Healthcare Trust Incorporated, as borrower, and a syndicate of lenders with Truist Bank serving as Administrative Agent. The Company’s material subsidiaries are guarantors of the obligations under the Credit Facility.

The Credit Facility allows the Company to borrow, through the accordion feature, up to $700.0 million, including the ability to add and fund incremental term loans. The First Amendment amended the Credit Facility to, among other things, (i) establish a new seven-year and three-month term loan facility in the aggregate principal amount of $150.0 million (the "A-5 Term Loan"), which matures on March 14, 2030 and (ii) replace LIBOR as a benchmark interest rate for loans under the Credit Facility with SOFR. The proceeds from the A-5 Term Loan were used to repay the seven-year term loan facility in the aggregate principal amount of $50.0 million (the "A-2 Term Loan") which was set to mature on March 29, 2024, and to repay $85.0 million aggregate principal amount of loans outstanding under the Revolving Credit Facility, with the balance of the proceeds to be used to fund acquisitions.

The Credit Facility provides for a $150.0 million Revolving Credit Facility and $350.0 million in term loans (the "Term Loans"). The Revolving Credit Facility matures on March 19, 2026 and includes one 12-month option to extend the maturity date of the Revolving Credit Facility, subject to the satisfaction of certain conditions. The Term Loans include a seven-year term loan facility in the aggregate principal amount of $75.0 million (the "A-3 Term Loan"), which matures on March 29, 2026, a seven-year term loan facility in the aggregate principal amount of $125.0 million (the "A-4 Term Loan") which matures on March 19, 2028, and the A-5 Term Loan facility in the aggregate principal amount of $150.0 million. Loans under the Credit Facility are interest only with principal amounts due as of each facility's applicable maturity date.

Amounts outstanding under the Revolving Credit Facility bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) adjusted term SOFR or adjusted daily simple SOFR plus 1.25% to 1.90% or (ii) a base rate plus 0.25% to 0.90% in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.20% of the amount of the unused portion of the Revolving Credit Facility if amounts borrowed are greater than 33.3% of the borrowing capacity under the Revolving Credit Facility and 0.25% of the unused portion of the Revolving Credit Facility if amounts borrowed are less than or equal to 33.3% of the borrowing capacity under the Revolving Credit Facility. The Company had no amounts outstanding under the Revolving Credit Facility with a borrowing capacity remaining of approximately $150.0 million at December 31, 2022.

Amounts outstanding under the Term Loans bear annual interest at a floating rate that is based, at the Company’s option, on either: (i) adjusted term SOFR or adjusted daily SOFR plus 1.65% to 2.30% or (ii) a base rate plus 0.65% to 1.30%, in each case, depending upon the Company’s leverage ratio. The Company has entered into interest rate swaps to fix the interest rates on the Term Loans. See Note 6 – Derivative Financial Instruments for more details on the interest rate swaps. At December 31, 2022, the Company had $350.0 million outstanding under the Term Loans which had a fixed weighted average interest rate under the swaps of approximately 4.27%.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. The Company was in compliance with its financial covenants under its Credit Facility as of December 31, 2022.

Mortgage Note Payable
In 2018, we acquired a building and assumed a $5.4 million mortgage note payable, secured by the building. The building had a $6.5 million carrying value at December 31, 2022. The mortgage note amortizes monthly at a fixed interest rate of 4.98% with a balloon payment upon maturity on May 1, 2024. Principal repayments due on the mortgage note are approximately $0.1 million and $4.8 million for the years ended December 31, 2023 and 2024, respectively.

Ground Leases
At December 31, 2022, the Company was obligated, as the lessee, under four non-prepaid ground leases accounted for as operating leases with expiration dates through 2076, including renewal options, and two non-prepaid ground leases accounted for as a financing lease with an expiration date through 2109, including renewal options. Any rental increases related to the Company's ground leases are generally either stated or based on the Consumer Price Index. At December 31, 2022, the Company's aggregate obligation under these ground leases was approximately $9.1 million. See Note 3 – Real Estate Leases to the Consolidated Financial Statements.

Acquisition Pipeline
The Company has four properties under definitive purchase agreements for an expected aggregate purchase price of approximately $20.1 million. The Company's expected aggregate return on these investments ranges from approximately 9.2% to 9.5%. The Company expects to close on these properties during the first half of 2023; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

The Company also has six properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $141.0 million. The Company's expected returns on these investments are approximately 10.25%. The Company anticipates closing on these properties from throughout 2023 and 2024; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

The Company anticipates funding these investments with cash from operations, through proceeds from its Credit Facility or from net proceeds from additional debt or equity offerings.

Tenant Improvements and Capital Improvements
The Company may provide tenant improvement allowances in new or renewal leases for the purpose of refurbishing or renovating tenant space. The Company may also assume tenant improvement obligations included in leases acquired in its real estate acquisitions. As of December 31, 2022, the Company had approximately $12.0 million in commitments for tenant improvements.

The Company has entered into contracts with various vendors for various capital improvement projects related to its portfolio. As of December 31, 2022, the Company had approximately $4.2 million in commitments for capital improvement projects.

Five of the projects included above, with remaining obligations totaling $2.9 million as of December 31, 2022, represent redevelopment projects of the buildings into different healthcare uses backed by long term leases. The Company anticipates funding these investments with cash from operations, through proceeds from its Credit Facility or from net proceeds from additional debt or equity offerings.

Notes Receivable
The Company had entered into notes with two tenants with maximum commitments remaining to fund totaling approximately $5.8 million at December 31, 2022. See Note 10 – Other Assets, net to the Consolidated Financial Statements.

Dividends
The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT.

During 2022, 2021 and 2020, the Company paid cash dividends in the amounts of $1.765 per share, $1.725 per share and $1.685 per share, respectively.

On February 9, 2023, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.4475 per share. The dividend is payable on March 1, 2023 to stockholders of record on February 21, 2023.
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

Funds from Operations ("FFO") and Adjusted Funds from Operations ("AFFO")

FFO is an operating performance measure adopted by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”). NAREIT defines FFO as the most commonly accepted and reported measure of a REIT’s operating performance equal to net income (calculated in accordance with GAAP), excluding gains or losses from the sale of certain real estate assets, gains and losses from change in control, impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity, plus depreciation and amortization related to real estate properties, and after adjustments for unconsolidated partnerships and joint ventures. NAREIT also provides REITs with an option to exclude gains, losses and impairments of assets that are incidental to the main business of the REIT from the calculation of FFO.

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

The table below reconciles net income to FFO and AFFO for the years ended December 31, 2022, 2021, and 2020.

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2022	2021	2020
Net income	$22,019	$22,492	$19,077
Real estate depreciation and amortization	32,602	30,624	25,615
(Gain) loss from sales of real estate	—	(237)	313
Total adjustments	32,602	30,387	25,928
FFO	$54,621	$52,879	$45,005
Straight-line rent	(3,444)	(3,569)	(3,211)
Stock-based compensation	9,415	7,164	4,767
AFFO	$60,592	$56,474	$46,561
FFO per diluted common share	$2.24	$2.20	$2.03
AFFO per diluted common share	$2.49	$2.35	$2.10
Weighted Average Common Shares Outstanding-Diluted (1)	24,379	24,012	22,179
____________________________
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

The table below reconciles net income to NOI for the years ended December 31, 2022, 2021, and 2020.

	Year Ended December 31,
(In thousands)	2022	2021	2020
Net income	$22,019	$22,492	$19,077
General and administrative	14,837	12,113	8,768
Depreciation and amortization	32,339	30,401	25,378
(Gain) loss on sale of depreciable assets	—	(237)	313
Interest expense	11,873	10,542	8,620
Deferred income taxes	41	167	80
Interest and other income, net	(66)	(57)	(166)
NOI	$81,043	$75,421	$62,070

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

The table below reconciles net income to EBITDAre and Adjusted EBITDAre for the years ended December 31, 2022, 2021, and 2020.

	Year Ended December 31,
(In thousands)	2022	2021	2020
Net income	$22,019	$22,492	$19,077
Interest expense	11,873	10,542	8,620
Depreciation and amortization	32,339	30,401	25,378
Deferred income taxes	41	167	80
(Gain) loss on sale of depreciable assets	—	(237)	313
EBITDAre	$66,272	$63,365	$53,468
Non-cash stock-based compensation expense	9,415	7,164	4,767
Adjusted EBITDAre	$75,687	$70,529	$58,235

Critical Accounting Policies

Our Consolidated Financial Statements are prepared in conformity with GAAP and the rules and regulations of the SEC. In preparing the Consolidated Financial Statements, management is required to exercise judgment and make assumptions and estimates that may impact the carrying value of assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates. Set forth below is a summary of our accounting policies that we believe are critical to the preparation of our Consolidated Financial Statements. Our accounting policies are more fully discussed in Note 1 – Summary of Significant Accounting Policies to the Consolidated Financial Statements.

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

In addition, the Company assesses whether there were other indicators, including property operating performance, occupancy, changes in holding periods, and other market conditions, that would suggest that the value of the Company's investment may have been impaired.
If management determines that the carrying value of the Company’s assets may not be fully recoverable based on the existence of any of the factors above, or others, management would measure and record an impairment charge based on the estimated fair value of the property or the estimated fair value less costs to sell the property.

Revenue Recognition
The primary source of revenue for the Company is generated through its leasing arrangements with its tenants which is accounted for under Accounting Standards Codification Topic 842 ("ASC Topic 842"), or through notes with its borrowers which is covered under ASC 310. The Company's rental income and interest income are recognized based on contractual arrangements with its tenants and borrowers. From the inception of a lease, if collection of substantially all of the lease payments is probable for a tenant, then rental income is recognized as earned over the life of the lease agreement on a straight-line basis. Management's judgement is necessary if or when it determines that collection of substantially all of a lessee’s payments is not probable, upon which time, the Company will revert to recognizing such lease payments on a cash basis and will reverse any recorded receivables related to that lease. In the event that management subsequently determines collection of substantially all of that lease’s receivable is probable, management will reinstate and record all such receivables for the lease in accordance with the lease.

Allowance for Credit Losses
ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments uses an expected credit loss ("CECL") model in evaluating the collectability of notes receivable and other financial instruments. The CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, that considers forecasts of future economic conditions in addition to information about past events and current conditions. Under the CECL model, the Company estimates credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument and is required to record a credit loss expense (or reversal) in each reporting period. The Company evaluates factors such as its historical credit loss experience with the borrower or similar financial assets, current economic conditions, current and expected future financial condition of the borrower as well as payment history of the borrower, along with other relevant factors for each borrower or similar instruments.

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

As of December 31, 2022, the Company's Revolving Credit Facility and Term Loans were based on variable interest rates while its notes receivable and mortgage note payable bore interest at fixed rates. The Company has entered into interest rate swaps to fix the interest rates on its Term Loans.

The following table provides information regarding the sensitivity of certain of the Company’s financial instruments, as described above, to market conditions and changes resulting from changes in interest rates. For purposes of this analysis, sensitivity is demonstrated based on hypothetical 10% changes in the underlying market interest rates.

			Impact on Earnings and Cash Flows
(Dollars in thousands)	Outstanding Principal Balance at December 31, 2022	Calculated Annual Interest Expense	Assuming 10% Increase in Market Interest Rates	Assuming 10% Decrease in Market Interest Rates
Variable Rate Debt:
Revolving Credit Facility	$—	$—	$—	$—
A-3 Term Loan (1)	$75,000	$3,213	$—	$—
A-4 Term Loan (1)	$125,000	$4,177	$—	$—
A-5 Term Loan (1)	$150,000	$7,566	$—	$—
___________
(1) The Company has interest rate swaps that fix the interest rates of the A-3 Term Loan, the A-4 Term Loan, and the A-5 Term Loan; therefore, changes in the interest rates will not impact our earnings or cash flows.

		Fair Value
(Dollars in thousands)	Outstanding Principal Balance at December 31, 2022	December 31, 2022	Assuming 10% Increase in Market Interest Rates	Assuming 10% Decrease in Market Interest Rates	December 31, 2021
Fixed Rate Receivables/Payable:
Notes Receivable (1)	$32,705	$32,716	$31,539	$33,263	$25,869
Mortgage Note Payable (1)	$4,947	$4,761	$4,712	$4,811	$5,129
___________
(1) Level 2 - Fair value based on quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

The Company's Credit Facility debt shown in the table above and discussed in Note 5 – Debt, net to the Consolidated Financial Statements was indexed to USD LIBOR. On December 14, 2022, the Company amended its Credit Facility to replace LIBOR as a benchmark interest rate for loans under the Credit Facility with SOFR. In January 2023, the Company transitioned its interest rate swaps from LIBOR to SOFR rates. See the discussion under Item 1A, "Risk Factors," under the caption "The replacement of LIBOR with SOFR may adversely affect interest expense related to outstanding debt."

Inflation
Inflation has not had a material impact on the Company in the past several years. However, recent inflation has significantly increased and a prolonged period of high and persistent inflation could cause an increase in our expenses, capital expenditures, and cost of our variable-rate borrowings which could have a material impact on our financial position or results of operations. Many of our lease agreements contain provisions designed to mitigate the adverse impact of inflation, including annual rent increases based on stated increases or CPI increases. In response to inflationary pressures, the Federal Reserve began raising interest rates in 2022 and has indicated that it foresees further interest rate increases throughout the year and into 2023 and 2024. Higher interest rates imposed by the Federal Reserve to address inflation may adversely impact real estate asset values and increase our interest expense on our variable-rate borrowings under our revolving credit facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Community Healthcare Trust Incorporated
Franklin, Tennessee
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Community Healthcare Trust Incorporated (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 14, 2023 expressed an unqualified opinion thereon.
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

Asset Impairment – Identification of Triggering Events and Assessment of Recoverability for Real Estate Properties

The Company recorded total real estate properties, net of accumulated depreciation, of approximately $777.8 million as of December 31, 2022. As described in Note 1 – Summary of Significant Accounting Policies to the consolidated financial statements, the Company assesses the potential for impairment of long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicates that the carrying value might not be fully recoverable ("triggering events"). A real estate property is impaired when management’s estimate of current and projected, undiscounted and unleveraged, operating cash flows of the property is less than the net carrying value of the property.

We identified management's evaluation of triggering events and the assessment of recoverability for certain real estate properties as a critical audit matter. Identification of triggering events requires judgement in evaluating the existence of potential impairment indicators including casualties such as natural disasters, sustained changes to property occupancy, and underperformance of a property relative to expected operating results. Additionally, determination of the operating cash flows used in recoverability tests requires the estimation of certain assumptions including market rents, expected hold periods and terminal capitalization rates. Auditing management’s judgments was especially challenging and required increased auditor effort including the use of a specialist.

The primary procedures we performed to address this critical audit matter included:

•Evaluating management's identification and assessment of potential triggering events, including impacts of natural disasters, sustained changes to property occupancy, and under performance of a property relative to expected operating results.

•Testing the assumptions used by management in determining which real estate properties required a recoverability test and evaluating management's assumptions with respect to market rent, expected hold periods, and other relevant inputs in the recoverability tests performed.

•Utilizing professionals with specialized knowledge and skills in valuation to assist in testing certain assumptions, including market rent and terminal capitalization rates, used by the Company in performing its recoverability tests.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2015.
Nashville, Tennessee
February 14, 2023

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	December 31,
	2022	2021
ASSETS
Real estate properties
Land and land improvements	$117,657	$97,397
Buildings, improvements, and lease intangibles	825,257	736,465
Personal property	253	223
Total real estate properties	943,167	834,085
Less accumulated depreciation	(165,341)	(133,056)
Total real estate properties, net	777,826	701,029
Cash and cash equivalents	11,233	2,351
Restricted cash	835	516
Other assets, net	86,531	50,337
Total assets	$876,425	$754,233

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Debt, net	$352,997	$265,625
Accounts payable and accrued liabilities	11,377	7,845
Other liabilities, net	15,237	18,651
Total liabilities	379,611	292,121

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 450,000 shares authorized; 25,897 and 24,983 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	259	250
Additional paid-in capital	625,136	595,624
Cumulative net income	81,142	59,123
Accumulated other comprehensive income (loss)	22,667	(4,980)
Cumulative dividends	(232,390)	(187,905)
Total stockholders’ equity	496,814	462,112
Total liabilities and stockholders' equity	$876,425	$754,233

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
REVENUES
Rental income	$94,103	$87,661	$73,925
Other operating interest	3,576	2,918	1,759
	97,679	90,579	75,684

EXPENSES
Property operating	16,636	15,158	13,614
General and administrative	14,837	12,113	8,768
Depreciation and amortization	32,339	30,401	25,378
	63,812	57,672	47,760

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND OTHER ITEMS	33,867	32,907	27,924
Gain (loss) on sales of real estate	—	237	(313)
Interest expense	(11,873)	(10,542)	(8,620)
Deferred income tax expense	(41)	(167)	(80)
Interest and other income, net	66	57	166
INCOME FROM CONTINUING OPERATIONS	22,019	22,492	19,077
NET INCOME	$22,019	$22,492	$19,077

INCOME PER COMMON SHARE
Net income per common share – Basic	$0.81	$0.87	$0.80
Net income per common share – Diluted	$0.81	$0.87	$0.80
WEIGHTED AVERAGE COMMON SHARE OUTSTANDING-BASIC	23,631	23,263	21,576
WEIGHTED AVERAGE COMMON SHARE OUTSTANDING-DILUTED	23,631	23,263	21,576

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31,
	2022	2021	2020

NET INCOME	$22,019	$22,492	$19,077
Other comprehensive income (loss):
Increase (decrease) in fair value of cash flow hedges	27,380	2,410	(9,945)
Reclassification of amounts recognized as interest expense	267	4,456	2,907
Total other comprehensive income (loss)	27,647	6,866	(7,038)
COMPREHENSIVE INCOME	$49,666	$29,358	$12,039

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars and shares in thousands, except per share amounts)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Cumulative Net Income	Accumulated Other Comprehensive Income (Loss)	Cumulative Dividends	Total Stockholders' Equity
Balance at December 31, 2019	—	$—	21,411	$214	$447,916	$17,554	$(4,808)	$(107,465)	$353,411
Issuance of common stock, net of issuance costs	—	—	2,207	22	97,742	—	—	—	97,764
Stock-based compensation	—	—	270	3	4,733	—	—	—	4,736
Decrease in fair value of cash flow hedges	—	—	—	—	—	—	(9,945)	—	(9,945)
Reclassification for amounts recognized as interest expense	—	—	—	—	—	—	2,907	—	2,907
Net income	—	—	—	—	—	19,077	—	—	19,077
Dividends to common stockholders ($1.685 per share)	—	—	—	—	—	—	—	(38,034)	(38,034)
Balance at December 31, 2020	—	$—	23,888	$239	$550,391	$36,631	$(11,846)	$(145,499)	$429,916
Issuance of common stock, net of issuance costs	—	—	823	8	38,072	—	—	—	38,080
Stock-based compensation	—	—	272	3	7,161	—	—	—	7,164
Increase in fair value of cash flow hedges	—	—	—	—	—	—	2,410	—	2,410
Reclassification for amounts recognized as interest expense	—	—	—	—	—	—	4,456	—	4,456
Net income	—	—	—	—	—	22,492	—	—	22,492
Dividends to common stockholders ($1.725 per share)	—	—	—	—	—	—	—	(42,406)	(42,406)
Balance at December 31, 2021	—	$—	24,983	$250	$595,624	$59,123	$(4,980)	$(187,905)	$462,112
Issuance of common stock, net of issuance costs	—	—	600	6	20,100	—	—	—	20,106
Stock-based compensation, net of forfeitures	—	—	314	3	9,412	—	—	—	9,415
Increase in fair value of cash flow hedges	—	—	—	—	—	—	27,380	—	27,380
Reclassification for amounts recognized as interest expense	—	—	—	—	—	—	267	—	267
Net income	—	—	—	—	—	22,019	—	—	22,019
Dividends to common stockholders ($1.765 per share)	—	—	—	—	—	—	—	(44,485)	(44,485)
Balance at December 31, 2022	—	$—	25,897	$259	$625,136	$81,142	$22,667	$(232,390)	$496,814
See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Year Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES
Net income	$22,019	$22,492	$19,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,339	30,401	25,378
Other amortization	853	824	136
Stock-based compensation	9,415	7,164	4,736
Straight-line rent receivables	(3,444)	(3,569)	(3,211)
(Gain) loss on sales of real estate property	—	(237)	313
Deferred income tax expense	41	167	80
Changes in operating assets and liabilities:
Other assets	(1,783)	(1,285)	517
Accounts payable and accrued liabilities	1,419	(438)	1,015
Other liabilities	(579)	829	329
Net cash provided by operating activities	60,280	56,348	48,370
INVESTING ACTIVITIES
Acquisitions of real estate	(96,691)	(88,099)	(126,818)
Proceeds from the sales of real estate	—	1,263	248
Acquisition and funding of notes receivable	(9,705)	(14,350)	(1,750)
Proceeds from repayments on notes receivable	3,000	3,978	10,253
Capital expenditures on existing real estate properties	(10,376)	(7,219)	(6,995)
Net cash used in investing activities	(113,772)	(104,427)	(125,062)
FINANCING ACTIVITIES
Net (repayments) borrowings on revolving credit facility	(12,000)	(21,000)	18,000
Term loan borrowings	150,000	125,000	—
Term loan repayments	(50,000)	(50,000)	—
Mortgage note repayments	(130)	(104)	(108)
Dividends paid	(44,485)	(42,406)	(38,034)
Proceeds from issuance of common stock	20,544	38,426	97,972
Equity issuance costs	(392)	(216)	(269)
Debt issuance costs	(844)	(1,646)	—
Net cash provided by financing activities	62,693	48,054	77,561
Increase (decrease) in cash, cash equivalents and restricted cash	$9,201	$(25)	$869
Cash, cash equivalents and restricted cash, beginning of period	2,867	2,892	2,023
Cash, cash equivalents and restricted cash, end of period	$12,068	$2,867	$2,892

	For the Year Ended December 31,
	2022	2021	2020
Supplemental Cash Flow Information:
Interest paid	$11,237	$9,972	$8,125
Invoices accrued for construction, tenant improvement and other capitalized costs	$4,359	$2,382	$890
Reclassification between accounts and notes receivable	$—	$—	$13
Reclassification of registration statement costs incurred in prior year to equity issuance costs	$362	$346	$225
Increase (decrease) in fair value of cash flow hedges	$27,380	$2,410	$(9,945)
Interest accrued to notes receivable	$—	$—	$15
Capitalized interest	$672	$279	$111
See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Overview
Community Healthcare Trust Incorporated (the ‘‘Company’’, ‘‘we’’, ‘‘our’’) was organized in the State of Maryland on March 28, 2014. The Company is a fully-integrated healthcare real estate company that owns and acquires real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers. As of December 31, 2022, we had investments of approximately $946.2 million in 174 real estate properties (including a portion of one property accounted for as a sales-type lease with a gross amount totaling approximately $3.0 million). The properties are located in 34 states, totaling approximately 3.8 million square feet in the aggregate and were approximately 91.7% leased at December 31, 2022 with a weighted average remaining lease term of approximately 7.6 years. Any references to square footage, property count, or occupancy percentages, and any amounts derived from these values in these notes to the consolidated financial statements are unaudited.

Principles of Consolidation
Our Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries, and may also include joint ventures, partnerships and variable interest entities, or VIEs, where the Company controls the operating activities. Management must make judgments regarding the Company's level of influence or control over an entity and whether or not the Company is the primary beneficiary of a VIE. Consideration of various factors include, but is not limited to, the Company's ability to direct the activities that most significantly impact the entity's governing body, the size and seniority of the Company's investment, and the Company's ability to replace the manager and/or liquidate the entity. Management's ability to correctly assess its influence or control over an entity when determining the primary beneficiary of a VIE affects the presentation of these entities in the Company's Consolidated Financial Statements. If it is determined that the Company is the primary beneficiary of a VIE, the Company's Consolidated Financial Statements would consolidate the VIE rather than the Company's pro rata results of its variable interest in the VIE. Untimely or inaccurate financial information provided to the Company or deficiencies in the VIE's internal control over financial reporting could impact the Company's Consolidated Financial Statements and its own internal control over financial reporting. See Note 10 – Other Assets, net regarding VIEs identified by the Company related to its notes receivable.

All material intercompany accounts, transactions, and balances have been eliminated in the presentation of the Company's Consolidated Financial Statements.

Use of Estimates in the Consolidated Financial Statements
Preparation of the Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying notes, including, among others, estimates related to impairment assessments, purchase price allocations, and valuation of financial instruments. Actual results may materially differ from those estimates.

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

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents includes short-term investments with original maturities of three months or less when purchased. Restricted cash consists of amounts held by the lender of our mortgage note payable to provide for future real estate tax, insurance expenditures and tenant improvements related to one property. The carrying amount

Notes to Consolidated Financial Statements - Continued
approximates fair value due to the short-term maturity of these investments. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Company's Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

	December 31,
(Dollars in thousands)	2022	2021
Cash and cash equivalents	$11,233	$2,351
Restricted cash	835	516
Cash, cash equivalents and restricted cash	$12,068	$2,867

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

Notes to Consolidated Financial Statements - Continued
Long-lived Asset Impairments
The Company assesses the potential for impairment of identifiable, definite-lived, intangible assets and long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicates that the carrying value might not be fully recoverable. Indicators of impairment may include significant under-performance of an asset relative to historical or expected operating results; significant changes in the Company’s use of assets or the strategy for its overall business; plans to sell an asset before its depreciable life has ended; the expiration of a significant portion of leases in a property; or significant negative economic trends or negative industry trends for the Company or its operators. In addition, the Company’s review for possible impairment may include those assets subject to purchase options and those impacted by casualties, such as tornadoes and hurricanes. A long-lived asset is impaired when management's estimate of current and projected, undiscounted and unleveraged, operating cash flows of the property is less than the net carrying value of the property. In determining these cash flows, the Company estimates market rent, capitalization rates, expected holding periods, and other relevant inputs. If management determines that the carrying value of the Company’s assets may not be fully recoverable based on the existence of any of the factors above, or others, management would measure and record an impairment charge based on the estimated fair value of the property or the estimated fair value less costs to sell the property. No impairments on long-lived assets were recorded during the years ended December 31, 2022, 2021 or 2020.

Assets Held for Sale
The Company may sell properties from time to time for various reasons, including the exercise of purchase options by our tenants. The Company classifies long-lived assets as held for sale once certain criteria have been met. The Company classifies a real estate property, or portfolio, as held for sale when: (i) management has approved the disposal, (ii) the property is available for sale in its present condition, (iii) an active program to locate a buyer has been initiated, (iv) it is probable that the property will be disposed of within one year, (v) the property is being marketed at a reasonable price relative to its fair value, and (vi) it is unlikely that the disposal plan will significantly change or be withdrawn. Following the classification of a property as “held for sale,” no further depreciation or amortization is recorded on the assets and the assets are recorded at the lower of carrying value or fair market value, less cost to sell. The Company did not have any properties classified as held for sale at December 31, 2022 or 2021.

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

Notes to Consolidated Financial Statements - Continued
valuation model for interest rate swaps are observable in active markets and are classified as Level 2 in the hierarchy.

Lease Accounting
As a lessor, we make a determination with respect to each of our leases whether they should be accounted for as sales-type, direct-financing, or operating lease. Additionally, for each of our real estate transactions involving the leaseback of the related property to the seller or affiliates of the seller, we determine whether these transactions qualify as sale and leaseback transactions under the accounting guidance in Accounting Standards Codification ("ASC") 842, Leases. For these transactions, we consider various inputs and assumptions including, but not necessarily limited to, lease terms, renewal options, discount rates, and other rights and provisions in the purchase and sale agreement, lease and other documentation to determine whether control has been transferred to the Company or remains with the lessee. A transaction involving a sale leaseback will be treated as a purchase of a real estate property if it is considered to transfer control of the underlying asset from the lessee to the Company. Criteria in determining the lease classification includes estimates and assumptions regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic useful life of the facilities, the existence of a purchase option, and certain other terms in the lease agreements, as well as the amounts we expect to derive from the underlying property at the end of each lease which equals our purchase price. The lease accounting guidance requires that a sale leaseback with an option to purchase the property from the landlord at the tenant's option be accounted for as a financing or sales-type lease. We expect that most of our leases will be accounted for as operating leases. The Company has a portion of one property accounted for as a sales-type lease at December 31, 2022 included in other assets.

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

The Company is the lessee under four non-prepaid ground leases accounted for as operating leases and two non-prepaid ground lease accounted for as a financing lease. The Company has elected not to separate lease and nonlease components, such as common area maintenance, unless certain conditions are not met. Discount rates are determined using Company specific incremental borrowing rates, which represent the rate of interest that it would pay to borrow on a fully collateralized basis over a similar term. Right-of-use lease assets are included in other assets, net and lease liabilities are included in other liabilities, net on the Company's Consolidated Balance Sheets.

Revenue Recognition
The primary source of revenue for the Company is generated through its leasing arrangements with its tenants which is accounted for under ASC Topic 842, or through notes with its borrowers which is covered under ASC 310. The Company's rental income and interest income are recognized based on contractual arrangements with its tenants and borrowers. From the inception of a lease, if collection of substantially all of the lease payments is probable for a tenant, then rental income is recognized as earned over the life of the lease agreement on a straight-line basis. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue in amounts more or less than amounts currently due from tenants. If management determines that collection of substantially all of a lease’s payments is not probable, it will revert to recognizing such lease payments at the lesser of cash collected, lease income reflected on a straight-line basis, or another systematic basis plus variable rent when it becomes accruable and will reverse any recorded receivables related to that lease. In the event that management subsequently determines collection of substantially all of that lease’s receivable is probable, management will reinstate and record all such receivables for the lease in accordance with the lease terms. The Company maintains a general allowance for its lease receivables that the Company has determined are probable of collection.

The Company recognizes operating expense recoveries in the period that applicable expenses are incurred. Other variable payments, such as late fees and sales tax are recognized based on the contractual terms of its leases. Income

Notes to Consolidated Financial Statements - Continued
received but not yet earned is deferred until such time it is earned. Prepaid rent is included in other liabilities on the Consolidated Balance Sheets.

Allowance for Credit Losses
Upon adoption of ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments on January 1, 2020, the Company uses an expected credit loss ("CECL") model in evaluating the collectability of its notes receivable and other financial instruments from time to time. The CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, that considers forecasts of future economic conditions in addition to information about past events and current conditions. Under the CECL model, the Company will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument and is required to record a credit loss expense (or reversal) in each reporting period. The Company evaluates factors such as its historical credit loss experience with the borrower or similar financial assets, current economic conditions, current and expected future financial condition of the borrower as well as payment history of the borrower, along with other relevant factors for each borrower or similar instruments. At December 31, 2022 and 2021, the Company did not have any material expected credit losses and, therefore, did not record any credit losses.

Stock-Based Compensation
The Company's 2014 Incentive Plan, as amended (the "2014 Incentive Plan") is intended to attract and retain qualified persons upon whom, in large measure, our sustained progress, growth and profitability depend, to motivate the participants to achieve long-term company goals and to more closely align the participants’ interests with those of our other stockholders by providing them with a proprietary interest in our growth and performance. The three distinct programs under the 2014 Incentive Plan are the Second Amended and Restated Alignment of Interest Program, the Second Amended and Restated Executive Officer Incentive Program and the Amended and Restated Non-Executive Officer Incentive Program. Our executive officers, officers, employees, consultants and non-employee directors are eligible to participate in the 2014 Incentive Plan. The 2014 Incentive Plan increases, on an annual basis, the number of shares of common stock available for issuance to an amount equal to 7% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year. The 2014 Incentive Plan is administered by the Company’s compensation committee, which interprets the 2014 Incentive Plan and has broad discretion to select the eligible persons to whom awards will be granted, as well as the type, size and terms and conditions of each award, including the number of shares subject to awards and the expiration date of, and the vesting schedule or other restrictions (including, without limitation, restrictive covenants) applicable to, awards. The Company recognizes share-based payments to its directors and employees in its Consolidated Statements of Income on a straight-line basis over the shorter of the requisite service period, retirement eligibility date, or other period as deemed appropriate based on the fair value of the award on the grant date. In the event of a forfeiture, the previously recognized expense would be reversed.

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

Income Taxes
The Company has elected to be taxed as a real estate investment trust ("REIT"), as defined under the Internal Revenue Code of 1986, as amended (the "Code"). The Company and two subsidiaries have also elected for those subsidiaries to be treated as taxable REIT subsidiaries ("TRSs"), which are subject to federal and state income taxes. No provision has been made for federal income taxes for the REIT; however, the Company has recorded income tax expense or benefit for the TRSs to the extent applicable. The Company also evaluates the realizability of its deferred tax assets and will record valuation allowances if it is determined that more likely than not the asset will not be

Notes to Consolidated Financial Statements - Continued
recovered. The Company intends at all times to qualify as a REIT under the Code. The Company must distribute at least 90% per annum of its REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles) and meet other requirements to continue to qualify as a REIT. See further discussion in Note 15 – Other Data.

The Company classifies interest and penalties related to uncertain tax positions, if any, in the Consolidated Statements of Income as a component of general and administrative expenses. No such amounts were recognized during 2022, 2021 or 2020.

The Company is subject to audit by the Internal Revenue Service and by state taxing authorities for the years ended December 31, 2021, 2020, and 2019.

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

Notes to Consolidated Financial Statements - Continued
NOTE 2. REAL ESTATE INVESTMENTS

As of December 31, 2022, we had gross real estate investments of approximately $946.2 million in 174 real estate properties (including a portion of one property accounted for as a financing lease with a gross amount totaling approximately $3.0 million, included in other assets on the Consolidated Balance Sheets). The Company's real estate investments are diversified by property type, geographic location, and tenant as shown in the following tables.

Property Type	# of Properties	Gross Investment (in thousands)
Medical Office Building	75	$343,508
Inpatient Rehabilitation Facilities	7	151,234
Acute Inpatient Behavioral	5	130,410
Specialty Centers	37	119,504
Physician Clinics	30	86,451
Surgical Centers and Hospitals	10	55,746
Behavioral Specialty Facilities	9	44,393
Long-term Acute Care Hospitals	1	14,937
Total	174	$946,183

State	# of Properties	Gross Investment (in thousands)
Texas	15	$138,657
Illinois	16	121,393
Ohio	24	105,384
Florida	22	93,443
All Others	97	487,306
Total	174	$946,183

Primary Tenant	# of Properties	Gross Investment (in thousands)
Everest Rehabilitation	4	$80,658
US Healthvest	3	77,964
All Others	167	787,561
Total	174	$946,183

Depreciation and amortization expense was $32.3 million, $30.4 million and $25.4 million, respectively, for the years ended December 31, 2022, 2021 and 2020, which is included on the Company's Consolidated Statements of Income. Depreciation and amortization is recognized on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives of our real estate properties at December 31, 2022 are as follows:

Land improvements	2 - 20 years
Buildings	7 - 50 years
Building improvements	3 - 39.8 years
Tenant improvements	1.8 - 15.1 years
Lease intangibles	1.3 - 13.7 years
Personal property	3 -10 years

Notes to Consolidated Financial Statements - Continued
NOTE 3. REAL ESTATE LEASES

Lessor Accounting
The Company’s properties are generally leased pursuant to non-cancelable, fixed-term operating leases with expiration dates through 2039. The Company’s leases generally require the lessee to pay minimum rent, with fixed rent renewal terms or increases based on a Consumer Price Index and may also include additional rent, which may include taxes (including property taxes), insurance, maintenance and other operating costs associated with the leased property. The real estate properties were 91.7% leased at December 31, 2022 with a weighted average remaining lease term of approximately 7.6 years.

Future Minimum Lease Payments
Future minimum lease payments under the non-cancelable operating leases due the Company for the years ending December 31, as of December 31, 2022, are as follows (in thousands):

2023	$87,196
2024	82,225
2025	76,255
2026	68,583
2027	63,253
2028 and thereafter	361,797
$739,309

Customer Concentrations
The Company's real estate portfolio is leased to a diverse tenant base. See Note 2 – Real Estate Investments. For the years ended December 31, 2022, 2021 and 2020, the Company had no customers that accounted for more than 10% of its consolidated revenues.

Geographic Concentrations
The Company's portfolio was located in 34 states at December 31, 2022. For the year ended December 31, 2022, 42.0% of our consolidated rental income was derived from properties located in Texas (16.4%), Ohio (12.9%), and Illinois (12.7%). For the year ended December 31, 2021, 29.5% of our consolidated rental income was derived from properties located in Texas (16.1%) and Illinois (13.4%). For the year ended December 31, 2020, 29.6% of our consolidated rental income was derived from properties located in Texas (15.9%) and Illinois (13.7%).

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

The Company had approximately $28.1 million in five real estate properties as of December 31, 2022 that were subject to exercisable purchase options.

Straight-line rental income
Rental income is recognized as earned over the life of the lease agreement on a straight-line basis when collection of rental payments over the term of the lease is probable. Straight-line rent included in rental income was approximately $3.4 million, $3.6 million, and $3.2 million, respectively, for the years ended December 31, 2022, 2021 and 2020.

Notes to Consolidated Financial Statements - Continued
Prepaid rent
Income received but not yet earned is deferred until such time it is earned. Prepaid rent, included in other liabilities on the Consolidated Balance Sheets, was approximately $3.9 million and $3.8 million, respectively, at December 31, 2022 and 2021.

Sales-type lease
The Company has a portion of one property accounted for as a sales-type lease with a gross amount totaling approximately $3.0 million included in other assets, net on the Company's Consolidated Balance Sheet. Future lease payments due to the Company under this lease for the years ending December 31, as of December 31, 2022, are as follows (in thousands):

2023	$336
2024	346
2025	356
2026	367
2027	378
2028 and thereafter	5,210
Total undiscounted lease receivable	6,993
Discount	(3,958)
Lease receivable	$3,035

During the year ending December 31, 2022, the Company recognized interest income of approximately $0.3 million related to this lease which is included in other operating interest on the Company's Consolidated Statement of Income.

Lessee Accounting
At December 31, 2022, the Company was obligated, as the lessee, under four non-prepaid ground leases accounted for as operating leases with expiration dates through 2076, including renewal options, and two non-prepaid ground lease accounted for as a financing lease with an expiration date through 2109, including renewal options. Any rental increases related to the Company's ground leases are generally either stated or based on the Consumer Price Index. The Company's future lease payments under these non-prepaid ground leases were as follows (in thousands):

	Operating	Financing
2023	$42	$141
2024	43	154
2025	44	154
2026	44	154
2027	45	154
2028 and thereafter	1,148	6,956
Total undiscounted lease payments	1,366	7,713
Discount	(580)	(4,434)
Lease liabilities	$786	$3,279

Notes to Consolidated Financial Statements - Continued
The following table discloses other information regarding the ground leases.

	Year Ended December 31,
	2022	2021
Operating leases:
Weighted-average remaining lease term in years (including renewal options)	36.3	37.0
Weighted-average discount rate	4.0%	4.0%

Financing leases:
Weighted-average remaining lease term in years (including renewal options)	40.8	37.0
Weighted-average discount rate	4.2%	4.1%

NOTE 4. REAL ESTATE ACQUISITIONS AND DISPOSITIONS

2022 Real Estate Acquisitions
During the year ended December 31, 2022, the Company acquired 18 real estate properties as detailed in the table below. Upon acquisition, the properties were 98.9% leased in the aggregate with lease expirations through 2037. Amounts recorded in revenues and net income for these properties were approximately $3.2 million and $1.9 million, respectively, and transaction costs totaling approximately $1.4 million were capitalized for the year ended December 31, 2022 relating to these property acquisitions.

Location	Property Type (1)	Date Acquired	Purchase Price	Cash Consideration	Real Estate	Other (2)	Square Footage
			(000's)	(000's)	(000's)	(000's)	(Unaudited)
Toledo, OH	MOB	03/09/22	$2,606	$2,621	$2,735	$(114)	17,465
Fremont, NE	MOB	03/09/22	3,232	3,224	3,443	(219)	12,850
Cincinnati, OH	IRF	05/12/22	23,500	22,826	23,558	(732)	37,720
Marne, MI	BSF	09/01/22	13,238	12,986	13,415	(429)	96,886
Des Moines, IA	PC	09/20/22	4,272	4,313	3,818	495	17,318
Brook Park, OH	MOB	11/21/22	2,200	2,187	2,256	(69)	16,802
Rockville, MD	MOB	12/12/22	13,937	14,180	14,133	47	94,491
Cape Coral, FL	SC	12/13/22	4,635	4,683	4,563	120	12,130
Cape Coral, FL	MOB	12/13/22	400	410	394	16	2,023
Cape Coral, FL	MOB	12/13/22	990	998	1,039	(41)	6,379
Fort Myers, FL	MOB	12/13/22	6,520	6,583	6,143	440	22,104
Fort Myers, FL	MOB	12/13/22	3,325	3,360	3,246	114	16,000
Fort Myers, FL	SC	12/13/22	4,510	4,556	4,578	(22)	10,832
Fort Myers, FL	SC	12/13/22	4,265	4,308	4,142	166	9,376
Fort Myers, FL	MOB	12/13/22	133	139	141	(2)	1,201
Show Low, AZ	MOB	12/23/22	840	841	844	(3)	4,437
Show Low, AZ	MOB	12/23/22	4,122	4,105	4,170	(65)	22,410
Show Low, AZ	MOB	12/23/22	4,347	4,371	4,111	260	22,400

			$97,072	$96,691	$96,729	$(38)	422,824

(1) PC - Physician Clinic; BSF - Behavioral Specialty Facility; IRF - Inpatient Rehabilitation Facility; MOB - Medical Office Building; SC - Specialty Center
(2) Includes items including, but not limited to, other assets, above and below market intangibles, liabilities assumed, and security deposits.

Notes to Consolidated Financial Statements - Continued
The following table summarizes the estimated relative fair values of the assets acquired and liabilities assumed in the property acquisitions for the year ended December 31, 2022.

	Estimated Fair Value	Weighted Average Useful Life
	(In thousands)	(In years)
Land and land improvements	$19,405	10.1
Building and building improvements	68,268	34.5
Intangibles:
At-market lease intangibles	9,056	6.6
Above-market lease intangibles	1,977	6.3
Below-market lease intangibles	(649)	5.3
Total intangibles	10,384
Accounts receivable and other assets acquired	800
Accounts payable, accrued liabilities and other liabilities acquired	(2,015)
Financing right-of-use lease asset acquired	728
Financing lease liability acquired	(308)
Prorated rent, interest and operating expense reimbursement amounts collected	(571)
Total cash consideration	$96,691

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

NOTE 5. DEBT, NET

The table below details the Company's debt, net as of December 31, 2022 and December 31, 2021.

	Balance as of December 31,
(Dollars in thousands)	2022	2021	Maturity Dates
Credit Facility:
Revolving Credit Facility	$—	$12,000	3/26
A-2 Term Loan, net	—	49,813	n/a
A-3 Term Loan, net	74,609	74,487	3/26
A-4 Term Loan, net	124,409	124,296	3/28
A-5 Term Loan, net	149,059	—	3/30
Mortgage Note Payable	4,920	5,029	5/24
	$352,997	$265,625
Credit Facility
On December 14, 2022, Community Healthcare Trust Incorporated, as borrower, entered into a first amendment (the "First Amendment") to the third amended and restated credit agreement (the "Credit Facility") by and among Community Healthcare Trust Incorporated, as borrower, the several banks and financial institutions party thereto as lenders, and Truist Bank, as administrative agent.

The Credit Facility allows the Company to borrow, through an accordion feature, up to $700.0 million, including the ability to add and fund incremental term loans. The First Amendment amended the Credit Facility to, among other

Notes to Consolidated Financial Statements - Continued
things, (i) establish a new seven-year and three-month term loan facility in the aggregate principal amount of $150.0 million (the "A-5 Term Loan"), which matures on March 14, 2030 and (ii) replace LIBOR as a benchmark interest rate for loans under the Credit Facility with SOFR. The proceeds from the A-5 Term Loan were used to repay the seven-year term loan facility in the aggregate principal amount of $50.0 million (the "A-2 Term Loan") which was set to mature on March 29, 2024, and to repay $85.0 million aggregate principal amount of loans outstanding under the Revolving Credit Facility, with the balance of the proceeds to be used to fund acquisitions.

The Credit Facility provides for a $150.0 million Revolving Credit Facility and $350.0 million in term loans (the "Term Loans"). The Revolving Credit Facility matures on March 19, 2026 and includes one 12-month option to extend the maturity date of the Revolving Credit Facility, subject to the satisfaction of certain conditions. The Term Loans include a seven-year term loan facility in the aggregate principal amount of $75.0 million (the "A-3 Term Loan"), which matures on March 29, 2026, a seven-year term loan facility in the aggregate principal amount of $125.0 million (the "A-4 Term Loan") which matures on March 19, 2028, and the A-5 Term Loan in the aggregate principal amount of $150.0 million. Loans under the Credit Facility are interest only with principal amounts due as of each facility's applicable maturity date.

Amounts outstanding under the Revolving Credit Facility bore annual interest at a floating rate that were based, at the Company’s option, on either: (i) LIBOR plus 1.25% to 1.90% or (ii) a base rate plus 0.25% to 0.90% in each case, depending upon the Company’s leverage ratio. Under the First Amendment, amounts outstanding under the Revolving Credit Facility will bear interest at a floating rate based on the Company's option, on either: (i) adjusted term SOFR or adjusted daily simple SOFR plus 1.25% to 1.90% or (ii) a base rate plus 0.25% to 0.90% in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.20% of the amount of the unused portion of the Revolving Credit Facility if amounts borrowed are greater than 33.3% of the borrowing capacity under the Revolving Credit Facility and 0.25% of the unused portion of the Revolving Credit Facility if amounts borrowed are less than or equal to 33.3% of the borrowing capacity under the Revolving Credit Facility. The Company had no amounts outstanding under the Revolving Credit Facility with a borrowing capacity remaining of approximately $150.0 million at December 31, 2022.

Amounts outstanding under the Term Loans bore annual interest at a floating rate that is based, at the Company’s option, on either: (i) LIBOR plus 1.45% to 2.30% or (ii) a base rate plus 0.45% to 1.30%, in each case, depending upon the Company’s leverage ratio. Under the First Amendment, amounts outstanding under the Term Loans will bear interest at a floating rate that is based, at the Company's option, on either (i) adjusted term SOFR or adjusted daily SOFR plus 1.65% to 2.30%, plus a simple SOFR adjustment equal to 0.10% per annum, or (ii) a base rate plus 0.65% to 1.30%, in each case, depending upon the Company’s leverage ratio. The Company has entered into interest rate swaps to fix the interest rates on the Term Loans and in January 2023 transitioned the interest rate swaps from LIBOR to SOFR rates. See Note 6 – Derivative Financial Instruments for more details on the interest rate swaps. At December 31, 2022, the Company had $350.0 million outstanding under the Term Loans which had a fixed weighted average interest rate under the swaps of approximately 4.27%.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. The Company was in compliance with its financial covenants under its Credit Facility as of December 31, 2022.

Mortgage Note Payable
In 2018, we acquired a building and assumed a $5.4 million mortgage note payable, secured by the building. The building had a $6.5 million carrying value at December 31, 2022. The mortgage note amortizes monthly at a fixed interest rate of 4.98% with a balloon payment upon maturity on May 1, 2024. Principal repayments due on the mortgage note are approximately $0.1 million and $4.8 million for the years ending December 31, 2023 and 2024, respectively. The Company's unamortized loan costs related to the mortgage note were approximately $27,000 and $47,000 at December 31, 2022 and 2021, respectively.

Notes to Consolidated Financial Statements - Continued
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

As of December 31, 2022, the Company had seventeen outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk for notional amounts totaling $350.0 million, including two forward-starting interest rate swaps for notional amounts totaling $50.0 million, which will not become effective until March 29, 2024.

Tabular Disclosure of Fair Value of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2022 and 2021.

	Asset Derivatives Fair Value at December 31,			Liability Derivatives Fair Value at December 31,
(in thousands)	2022	2021	Balance Sheet Classification	2022	2021	Balance Sheet Classification
Interest rate swaps	$22,667	$343	Other assets, net	$—	$5,324	Other liabilities, net

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) ("AOCI") and are subsequently reclassified to interest expense in the period that the hedged forecasted transaction affects earnings.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s Term Loans. During the next twelve months, the Company estimates that an additional $9.1 million will be reclassified from AOCI as a decrease to interest expense.

Notes to Consolidated Financial Statements - Continued
Tabular Disclosure of the Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2022 and 2021.

	For the Year Ended December 31,
(Dollars in thousands)	2022	2021
Amount of unrealized gain recognized in OCI on derivative	$27,380	$2,410
Amount of loss reclassified from AOCI into interest expense	$267	$4,456
Total interest expense presented in the Consolidated Statements of Income in which the effects of the cash flow hedges are recorded	$11,873	$10,542

Tabular Disclosures of Offsetting Derivatives
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of December 31, 2022 and December 31, 2021. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheets.

Offsetting of Derivative Assets (as of December 31, 2022)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$22,667	$—	$22,667	$—	$—	$22,667

Offsetting of Derivative Liabilities (as of December 31, 2022)
Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$—	$—	$—	$—	$—	$—

Offsetting of Derivative Assets (as of December 31, 2021)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$343	$—	$343	$(247)	$—	$96

Offsetting of Derivative Liabilities (as of December 31, 2021)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$(5,324)	$—	$(5,324)	$247	$—	$(5,077)

Notes to Consolidated Financial Statements - Continued
Credit-risk-related Contingent Features
As of December 31, 2022, the Company did not have any derivatives in a net liability position. As of December 31, 2022, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company terminated these interest rate swaps or breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.

NOTE 7. STOCKHOLDERS' EQUITY

Common Stock
The following table provides a reconciliation of the beginning and ending common stock balances for the years ended December 31, 2022, 2021 and 2020:

	For the Year Ended December 31,
(Amounts in thousands)	2022	2021	2020
Balance, beginning of period	24,983	23,888	21,411
Issuance of common stock	600	823	2,207
Restricted stock issued	318	273	270
Restricted stock forfeited	(4)	(1)	—
Balance, end of period	25,897	24,983	23,888

ATM Program
The Company has an at-the-market offering program ("ATM Program"), with Piper Sandler & Co., Evercore Group L.L.C., Truist Securities, Inc., Regions Securities LLC, Fifth Third Securities, Inc., Janney Montgomery Scott LLC, and Robert W. Baird & Co. Incorporated, as Sales Agents (each, an “Agent”, and, collectively, the “Agents”). Under the ATM Program, the Company may issue and sell shares of its common stock, having an aggregate gross sales price of up to $500.0 million, exclusive of shares of Common Stock sold under its prior agreements with our Agents. The shares of common stock may be sold from time to time through or to one or more of the Agents, as may be determined by the Company in its sole discretion, subject to the terms and conditions of the agreement and applicable law.

The Company's activity under the ATM Program for the years ended December 31, 2022, 2021, and 2020 is detailed in the table below. As of December 31, 2022, the Company had approximately $479.0 million remaining that may be issued under the ATM Program.

	For the Year Ended December 31,
(Shares in thousands, except per share amounts)	2022	2021	2020
Shares issued	600	823	2,207
Net proceeds received (in millions)	$20.5	$38.4	$98.0
Average gross sales price per share	$34.94	$47.68	$45.29

Automatic Shelf Registration Statement
On November 2, 2022, the Company filed an automatic shelf registration statement on Form S-3 with the SEC. The registration statement is for an indeterminate number of securities and is effective for three years. Under this registration statement, the Company has the capacity to offer and sell from time to time various types of securities, including common stock, preferred stock, depository shares, rights, debt securities, warrants and units.

Notes to Consolidated Financial Statements - Continued
Dividends Declared
During 2022, the Company declared and paid dividends totaling $1.765 per common share as shown in the table below.

Declaration Date	Record Date	Date Paid	Amount Per Share
February 10, 2022	February 22, 2022	March 1, 2022	$0.4375
April 28, 2022	May 13, 2022	May 27, 2022	$0.4400
July 28, 2022	August 12, 2022	August 26, 2022	$0.4425
October 27, 2022	November 10, 2022	November 25, 2022	$0.4450

During 2021, the Company declared and paid dividends totaling $1.725 per common share as shown in the table below.

Declaration Date	Record Date	Date Paid	Amount Per Share
February 11, 2021	February 25, 2021	March 5, 2021	$0.4275
April 29, 2021	May 14, 2021	May 28, 2021	$0.4300
July 29, 2021	August 13, 2021	August 27, 2021	$0.4325
October 28, 2021	November 12, 2021	November 26, 2021	$0.4350

NOTE 8. INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted income per common share.

	Year Ended December 31,
(Dollars and shares in thousands, except per share data)	2022	2021	2020
Net income	$22,019	$22,492	$19,077
Participating securities' share in earnings	(2,847)	(2,314)	(1,842)
Net income, less participating securities' share in earnings	$19,172	$20,178	$17,235

Weighted Average Common Shares Outstanding
Weighted average common shares outstanding	25,218	24,583	22,647
Unvested restricted shares	(1,587)	(1,320)	(1,071)
Weighted average common shares outstanding–Basic	23,631	23,263	21,576
Weighted average common shares–Basic	23,631	23,263	21,576
Dilutive potential common shares	—	—	—
Weighted average common shares outstanding –Diluted	23,631	23,263	21,576

Basic Income per Common Share	$0.81	$0.87	$0.80

Diluted Income per Common Share	$0.81	$0.87	$0.80

NOTE 9. STOCK INCENTIVE PLANS

2014 Incentive Plan
The 2014 Incentive Plan authorizes the Company to award shares equal to 7% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year, or 1,748,775 shares of common stock (the "Plan Pool"), for 2022, to its employees and directors. The 2014 Incentive Plan will continue until terminated by the Company's Board of Directors or March 31, 2024. As of December 31, 2022, the Company had issued a total of 1,280,548 restricted shares under the Incentive Pool for compensation-related awards to its employees and directors, with 468,227 authorized shares remaining which had not been issued. Shares issued under

Notes to Consolidated Financial Statements - Continued
the 2014 Incentive Plan are generally subject to long-term, fixed vesting periods of 3 to 8 years. If an employee or director voluntarily terminates his or her relationship with the Company or is terminated for cause before the end of the vesting period, the shares are forfeited, at no cost to the Company. Once the shares have been granted, the recipient of the shares has the right to receive dividends and the right to vote the shares.

Alignment of Interest Program
The Second Amended and Restated Alignment of Interest Program (the “Alignment of Interest Program”) authorizes the Company to issue 1,000,000 shares of the Company’s common stock to its employees and directors in lieu of the employee's or director's cash compensation (the "Program Pool"), at their election. As of December 31, 2022, the Company had issued a total of 526,574 restricted shares under the Program Pool in lieu of cash compensation to its employees and directors, with 473,426 authorized shares remaining which had not been issued.

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

Officer Incentive Programs
The Company has a Second Amended and Restated Executive Officer Incentive Program and an Amended and Restated Non-Executive Officer Incentive Program (the "Officer Incentive Programs") under the Incentive Plan which are designed to provide incentives to the Company's officers that are designed to reward its officers for individual, as well as Company performance in the form of cash or restricted stock. Company performance will be based on performance targets, which may include targets such as funds from operations ("FFO"), dividend payout percentages, as well as the Company's relative total stockholder return performance over three-year and five-year periods, measured against the Company's peer group, as determined by the Company's Board of Directors each year. The officers may elect, in the year prior to an award, to receive awards under the Officer Incentive Programs in cash or restricted stock, as allowed within the applicable Officer Incentive Programs, as well as a vesting period as discussed under the Alignment of Interest Program above. Shares of common stock issued under the Officer Incentive Programs are issued under either the Plan Pool or Program Pool.

Notes to Consolidated Financial Statements - Continued
Summary
A summary of the activity under the Incentive Plan and related information for the years ended December 31, 2022, 2021, and 2020 is included in the table below.

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2022	2021	2020
Stock-based awards, beginning of year	1,416	1,164	910
Stock in lieu of compensation	116	96	92
Stock awards	202	177	178
Total Granted	318	273	270
Vested	(22)	(20)	(16)
Forfeited	(4)	(1)	—
Stock-based awards, end of year	1,708	1,416	1,164
Weighted average grant date fair value, per share, of:
Stock-based awards, beginning of year	$33.89	$31.04	$26.75
Stock-based awards granted during the year	$41.45	$48.48	$45.83
Stock-based awards vested during the year	$23.54	$26.52	$25.13
Stock-based awards forfeited during the year	$41.87	$49.81	$—
Stock-based awards, end of year	$37.43	$33.89	$31.04
Grant date fair value of shares granted during the year	$13,232	$13,251	$12,398

The Company had nonvested stock-based compensation that had not yet been recognized of approximately $33.7 million and $30.2 million, respectively, at December 31, 2022 and 2021. The vesting periods for the non-vested shares granted during 2022 ranged from 3 to 8 years with a weighted-average amortization period remaining as of December 31, 2022 of approximately 7.0 years. Compensation expense recognized during the years ended December 31, 2022, 2021, and 2020 from the amortization of the value of shares over the vesting period was approximately $9.4 million, $7.2 million and $4.8 million, respectively, which are included in general and administrative expenses on the consolidated statements of income.

401(k) Plan
The Company maintains a 401(k) plan that allows eligible employees to defer salary, subject to certain limitations imposed by the Internal Revenue Code. The Company provides a matching contribution of up to 3.5% of each eligible employee’s salary, subject to certain limitations. The Company’s matching contributions were approximately $0.1 million for each of the years ended December 31, 2022, 2021 and 2020.

Notes to Consolidated Financial Statements - Continued
NOTE 10. OTHER ASSETS, NET

Other assets on the Company's Consolidated Balance Sheets as of December 31, 2022 and 2021 are detailed in the table below.

	December 31,
(Dollars in thousands)	2022	2021
Notes receivable	$32,705	$26,000
Accounts and interest receivables	2,679	2,116
Straight-line rent receivables	15,429	11,968
Prepaid assets	980	701
Deferred financing costs, net	683	896
Leasing commissions, net	1,848	1,239
Deferred tax assets, net	306	348
Fair value of interest rate swaps	22,667	343
Above-market lease intangible assets, net	2,399	611
Sales-type lease receivable	3,035	3,031
Financing right-of-use asset	2,545	1,870
Operating lease right-of-use assets	759	788
Other	496	426
	$86,531	$50,337

The Company's notes receivable include the following notes receivable. Interest on these notes is included in Other operating interest on the Company's Consolidated Statements of Income.

•At December 31, 2022, notes receivable included a term loan with an original balance of $15.0 million, secured by all assets and ownership interests in seven long-term acute care hospitals and one inpatient rehabilitation hospital owned by the borrower. The term loan, which had a carrying value of $9.0 million at December 31, 2022, is being repaid in equal monthly installments of $250,000 through the maturity date of December 31, 2025 and bears interest at 9% per annum.

•At December 31, 2022, notes receivable also included a $17.0 million term loan and a $5.0 million revolving credit facility, secured by assets and ownership interests of six geriatric behavioral hospitals and affiliated companies all of which are co-borrowers on the loans. The term loan bears interest at 9% per annum, with interest only payments due for the first year and then equal monthly installments of principal payments due beginning March 31, 2024. The term loan facility matures on December 31, 2032. The revolving credit facility bears interest at 9% per annum and matures on December 31, 2025. In addition, the Company has committed to fund, at the Company’s discretion, additional amounts, up to $5.0 million with interest at 9% per annum on any amount funded, that may be used by the borrower to pay existing liabilities of co-borrowers. The term loan, the revolving credit facility and the additional commitment all include 3% non-cash interest that is due and payable upon the earlier of the repayment or maturity of each note.

•At December 31, 2022, notes receivable also included a revolving credit facility with a tenant with a maximum commitment of $2.5 million. The amount drawn on the note was $1.7 million at December 31, 2022. The revolving credit facility bears interest at 9% per annum and matures on April 1, 2027. The revolving credit facility includes 3% non-cash interest that is due and payable upon the earlier of the repayment or maturity of the note.

The Company identified the borrowers of these notes as variable interest entities ("VIEs"), but management determined that the Company was not the primary beneficiary of the VIEs because we lack either directly or through related parties any material impact in the activities that impact the borrowers' economic performance. We are not

Notes to Consolidated Financial Statements - Continued
obligated to provide support beyond our stated commitment to the borrowers, and accordingly our maximum exposure to loss as a result of this relationship is limited to the amount of our outstanding notes receivable. The VIEs that we have identified at December 31, 2022 are summarized in the table below.

Classification	Carrying Amount (in thousands)	Maximum Exposure to Loss (in thousands)
Note receivable (term loan)	$9,000	$9,000
Note receivable (term loan)	$17,000	$17,000
Note receivable (revolving credit facility)	$5,000	$5,000
Note receivable (revolving credit facility)	$1,705	$1,705

NOTE 11. OTHER LIABILITIES, NET

Other liabilities on the Company's Consolidated Balance Sheets as of December 31, 2022 and 2021 are detailed in the table below.

	December 31,
(Dollars in thousands)	2022	2021
Prepaid rent	$3,853	$3,791
Security deposits	5,766	4,640
Below-market lease intangibles, net	1,075	616
Fair value of interest rate swaps	—	5,324
Financing lease liability	3,279	2,973
Operating lease liability	786	795
Other	478	512
	$15,237	$18,651

NOTE 12. INTANGIBLE ASSETS AND LIABILITIES

The Company has deferred financing costs and various real estate acquisition lease intangibles included in its Consolidated Balance Sheets as of December 31, 2022 and 2021 as detailed in the table below. The Company did not have any indefinite lived intangible assets or liabilities as of December 31, 2022 and 2021.

	Gross Balance at December 31,		Accumulated Amortization at December 31,		Weighted Average
(Dollars in thousands)	2022	2021	2022	2021	Remaining Life (Years)	Balance Sheet Classification
Deferred financing costs-Revolving Credit Facility	$3,042	$3,042	$2,359	$2,146	3.3	Other assets, net
Deferred financing costs-Term Loans	2,551	2,377	627	972	5.9	Debt, net
Deferred financing costs-Mortgage Note Payable	108	108	81	61	1.3	Debt, net
Above-market lease intangibles	2,938	960	539	349	5.8	Other assets, net
Below-market lease intangibles	(2,779)	(2,129)	(1,703)	(1,513)	5.5	Other liabilities, net
At-market lease intangibles	93,618	84,562	66,320	57,841	4.5	Real estate properties
Total intangibles	$99,478	$88,920	$68,223	$59,856	4.8

For the years ended December 31, 2022, 2021 and 2020, the Company recognized approximately $9.0 million, $9.4 million, and $8.1 million, respectively, of net intangible amortization expense.

Notes to Consolidated Financial Statements - Continued
Expected future amortization, net, for the next five years of the Company's intangible assets and liabilities, in place as of December 31, 2022 are included in the table below.

(in thousands)	Amortization, net
2023	$9,030
2024	$7,547
2025	$5,394
2026	$3,191
2027	$1,899

NOTE 13. COMMITMENTS AND CONTINGENCIES

Tenant Improvements
The Company may provide tenant improvement allowances in new or renewal leases for the purpose of refurbishing or renovating tenant space. The Company may also assume tenant improvement obligations included in leases acquired in its real estate acquisitions. As of December 31, 2022 and 2021, the Company had approximately $12.0 million and $10.4 million, respectively, in commitments for tenant improvements. Five of these projects totaling $2.9 million, represent redevelopment projects of the buildings into different healthcare uses backed by long term leases.

Capital Improvements
The Company has entered into contracts with various vendors for various capital improvement projects related to its portfolio. As of December 31, 2022 and 2021, the Company had commitments of approximately $4.2 million and $0.9 million, respectively, in commitments for capital improvement projects.

Legal Proceedings
The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company's Consolidated Financial Statements.

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Borrowings under our Credit Facility - The carrying amount approximates the fair value because the borrowings are based on variable market interest rates. The fair value estimates were determined using Level 2 inputs.

Derivative financial instruments (Interest Rate Swaps) - The fair value is estimated using discounted cash flow techniques. These techniques incorporate primarily Level 2 inputs. The market inputs are utilized in the discounted cash flow calculation considering the instrument’s term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation model for interest rate swaps are observable in active markets and are classified as Level 2 in the hierarchy.

Mortgage note payable - The fair value is estimated using cash flow analyses which are based on an assumed market rate of interest or at a rate consistent with the rates on mortgage notes assumed by the Company and are classified as Level 2 in the hierarchy.

Notes to Consolidated Financial Statements - Continued
The table below details the fair values and carrying values for our mortgage note and notes receivable and interest rate swaps at December 31, 2022 and 2021 using Level 2 inputs.

	December 31, 2022		December 31, 2021
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable	$32,705	$32,716	$26,000	$25,869
Interest rate swap asset	$22,667	$22,667	$343	$343
Interest rate swap liability	$—	$—	$5,324	$5,324
Mortgage note payable	$4,947	$4,761	$5,076	$5,129

NOTE 15. OTHER DATA

Taxable Income
The Company has elected to be taxed as a REIT, as defined under the Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its taxable income to its stockholders. The Company has also elected that two of its subsidiaries be treated as a TRS, which are subject to federal and state income taxes. All entities other than the TRS subsidiaries are collectively referred to as "the REIT" within this Note 15 – Other Data.

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

Income tax expense and state income tax payments, net of refunds, are as follows for the years ended December 31, 2022, 2021, and 2020.

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Current	$97	$129	$99
Deferred	41	167	80
Total income tax expense	$138	$296	$179
Income tax payments, net of refunds	$120	$109	$78

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

Notes to Consolidated Financial Statements - Continued
The tax effect of temporary differences included in the net deferred tax assets at December 31, 2022 and 2021 are as follows:

	December 31,
(Dollars in thousands)	2022	2021
Deferred tax assets (liabilities):
Net operating losses	$1,349	$1,311
Deferred stock-based compensation	7,008	4,749
Valuation allowance	(1,406)	(1,338)
Other, net	(6,645)	(4,374)
Total net deferred tax assets	$306	$348

We believe that it is more likely than not that the benefit from the net operating losses and certain other deductible temporary differences will not be fully realized. In recognition of this assessment, we have provided a valuation allowance of $1.4 million and $1.3 million, respectively, on the deferred tax assets related to these deductions at December 31, 2022 and 2021. If our assumptions change and we determine that it is more likely than not that we will be able to realize these deductions, the tax benefits related to any reversal of the valuation allowance on deferred tax assets as of December 31, 2022, will be accounted for as a reduction of income tax expense.

On a tax-basis, the Company’s gross real estate assets totaled approximately $936.4 million and $830.5 million, respectively, as of December 31, 2022 and 2021 (both unaudited).

The following table reconciles the Company’s net income to taxable income for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Net income	$22,019	$22,492	$19,077
Reconciling items to taxable income:
Depreciation and amortization	11,493	11,121	9,191
Gain on sale of real estate	—	36	1
Impairment	—	—	(5,000)
Straight-line rent	(3,265)	(3,522)	(3,415)
Receivable allowance	—	(25)	(257)
Stock-based compensation	5,681	3,872	2,280
Deferred rent	61	1,196	565
Deferred income taxes	41	166	80
Other	(17)	(68)	(81)
	13,994	12,776	3,364
Taxable income (1)	$36,013	$35,268	$22,441
Dividends paid (2)	$41,642	$40,092	$36,192
__________
(1) Before REIT dividends paid deduction.
(2) Net of dividends paid on restricted stock included as a reconciling item.

Characterization of Distributions (unaudited)
Earnings and profits (as defined under the Code), the current and accumulated amounts of which determine the taxability of distributions to stockholders, vary from net income attributable to common stockholders and taxable income because of different depreciation recovery periods, depreciation methods, and other items. Distributions in excess of earnings and profits generally constitute a return of capital. The following table shows the characterization of the distributions on the Company's common stock for the years ended December 31, 2022, 2021 and 2020. No

Notes to Consolidated Financial Statements - Continued
preferred shares have been issued by the Company and no dividends have been paid to date relating to preferred shares.

	2022		2021		2020
	Per Share	%	Per Share	%	Per Share	%
Common stock:
Ordinary income	$1.575094	89.2%	$1.537982	89.2%	$1.297410	77.0%
Return of capital	$0.189906	10.8%	$0.175047	10.1%	$0.387590	23.0%
Capital gain	$—	—%	$0.011971	0.7%	$—	—%
Common stock distributions	$1.765000	100.0%	$1.725000	100.0%	$1.685000	100.0%

NOTE 16. SUBSEQUENT EVENTS

Dividend Declared
On February 9, 2023, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.4475 per share. The dividend is payable on March 1, 2023 to stockholders of record on February 21, 2023.
Restricted Stock Issuances
On January 16, 2023, pursuant to the 2014 Incentive Plan and the Alignment of Interest Program, the Company granted 122,782 shares of restricted common stock to its employees, in lieu of salary, that will cliff vest between 3 and 8 years. Of the shares granted, 61,414 shares of restricted stock were granted in lieu of compensation from the Program Pool and 61,368 shares of restricted stock were awards granted from the Plan Pool. Also, on January 16, 2023, pursuant to the 2014 Incentive Plan and the Non-Executive Officer Incentive Program, the Company granted 5,689 shares of restricted stock to certain employees that will cliff vest in 5 years.
Subsequent Acquisitions
Subsequent to December 31, 2022, the Company acquired three real estate properties totaling approximately 99,000 square feet for an aggregate purchase price of approximately $12.5 million. Upon acquisition, the properties were 100.0% leased with lease expirations through 2029.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow for timely decisions regarding required disclosure.

The Company’s management, with the participation of the Company’s Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the Company’s Interim Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting
There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 using the principles and other criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022. The Company’s independent registered public accounting firm, BDO USA, LLP, has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

Report of
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Community Healthcare Trust Incorporated
Franklin, Tennessee
Opinion on Internal Control over Financial Reporting
We have audited Community Healthcare Trust Incorporated’s (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules and our report dated February 14, 2023 expressed an unqualified opinion thereon.

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
February 14, 2023

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in the Company's Definitive Proxy Statement for its 2023 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company's Definitive Proxy Statement for its 2023 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Company's Definitive Proxy Statement for its 2023 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this items will be contained in the Company's Definitive Proxy Statement for its 2023 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this items will be contained in the Company's Definitive Proxy Statement for its 2023 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

PART IV.
ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
The following documents of Community Healthcare Trust Incorporated are included in this Annual Report on Form 10-K.

(a) Financial Statements:
Report of Independent Registered Public Accounting Firm (BDO USA, LLP, Nashville, TN, PCAOB ID#243)
Consolidated Balance Sheets at December 31, 2022 and 2021
Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
Notes to the Consolidated Financial Statements

(b) Financial Statement Schedules:
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2022, 2021 and 2020	110
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2022	111
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

3.1	Corporate Charter of Community Healthcare Trust Incorporated, as amended (2)
3.2	Amended and Restated Corporate Bylaws of Community Healthcare Trust Incorporated (3)
4.1	Description of Common Stock of Community Healthcare Trust Incorporated (4)
4.2	Form of Certificate of Common Stock of Community Healthcare Trust Incorporated (5)
10.1	Agreement of Limited Partnership of Community Healthcare OP, LP (6)
10.2	Form of Indemnification Agreement (7)
10.3 †	Community Healthcare Trust Incorporated 2014 Incentive Plan, as amended (8)
10.4 †	Second Amended and Restated Community Healthcare Trust Incorporated Alignment of Interest Program (9)
10.5 †	Second Amended and Restated Community Healthcare Trust Incorporated Executive Officer Incentive Program (10)
10.6 †	Community Healthcare Trust Incorporated Amended and Restated Non-Executive Officer Incentive Program (11)
10.7 †	Employment Agreement between Community Healthcare Trust Incorporated and Timothy G. Wallace (12)
10.8 †	First Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Timothy G. Wallace (13)
10.9 †	Second Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Timothy G. Wallace (14)
10.10 †	Third Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Timothy G. Wallace (15)
10.11 †	Fourth Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Timothy G. Wallace (16)

Exhibit Number	Description
10.12 †	Fifth Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Timothy G. Wallace (17)
10.13 †	Sixth Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Timothy G. Wallace (18)
10.14 †	Seventh Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Timothy G. Wallace (19)
10.15 †	Amended and Restated Employment Agreement, dated May 1, 2019, between Community Healthcare Trust Incorporated and Leigh Ann Stach (20)
10.16 †	First Amendment to Amended and Restated Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach (21)
10.17 †	Second Amendment to Amended and Restated Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach (22)
10.18 †	Third Amendment to Amended and Restated Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach (23)
10.19 †	Fourth Amendment to Amended and Restated Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach (24)
10.20 †	Employment Agreement, dated March 11, 2019, between Community Healthcare Trust Incorporated and David H. Dupuy (25)
10.21 †	First Amendment to Employment Agreement between Community Healthcare Trust Incorporated and David H. Dupuy (26)
10.22 †	Second Amendment to Employment Agreement between Community Healthcare Trust Incorporated and David H. Dupuy (27)
10.23 †	Third Amendment to Amended and Restated Employment Agreement between Community Healthcare Trust Incorporated and David H. Dupuy (28)
10.24 †	Fourth Amendment to Amended and Restated Employment Agreement between Community Healthcare Trust Incorporated and David H. Dupuy (29)
10.25 †	Employment Agreement between Community Healthcare Trust Incorporated and Timothy L. Meyer (30)
10.26 †	First Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Timothy L. Meyer (31)
10.27 †	Second Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Timothy L. Meyer (32)
10.28 †	Form of Restricted Stock Agreement (33)
10.29 †	Form of Officer Compensation Reduction Election Form (34)
10.30 †	Form of Director Compensation Reduction Election Form (35)
10.31
Third Amended and Restated Credit Agreement, dated as of March 19, 2021, by and among Community Healthcare Trust Incorporated, as borrower, the several banks and financial institutions party thereto as lenders, and Truist Bank, as administrative agent (36)

10.32
First Amendment, dated as of December 14, 2022, to Third Amended and Restated Credit Agreement, dated as of March 19, 2021, by and among Community Healthcare Trust Incorporated, as borrower, the several banks and financial institutions party thereto as lenders, and Truist Bank, as administrative agent (37)

10.33
Second Amended and Restated Sales Agency Agreement, dated November 2, 2022, by and among Community Healthcare Trust Incorporated and Piper Sandler & Co., Evercore Group L.L.C., Truist Securities, Inc., Regions Securities LLC, Robert W. Baird & Co. Incorporated, Fifth Third Securities, Inc., and Janney Montgomery Scott LLC, as sales agents (38)

21 *	Subsidiaries of the Registrant
23 *	Consent of BDO USA, LLP, independent registered public accounting firm
31.1 *
Certification of the Chief Interim Executive Officer and Chief Financial Officer of Community Healthcare Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
(9)Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on May 5, 2022 (File No. 001-37401) and incorporated herein by reference.
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
(19)Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 4, 2023 (File No. 001-37401) and incorporated herein by reference.
(20)Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on May 3, 2019 (File No. 001-37401) and incorporated herein by reference.
(21)Filed as Exhibit 10.4 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 3, 2020 (File No. 001-37401) and incorporated herein by reference.
(22)Filed as Exhibit 10.3 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 4, 2021 (File No. 001-37401) and incorporated herein by reference.
(23)Filed as Exhibit 10.3 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 4, 2022 (File No. 001-37401) and incorporated herein by reference.
(24)Filed as Exhibit 10.3 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 4, 2023 (File No. 001-37401) and incorporated herein by reference.

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
(28)Filed as Exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 4, 2022 (File No. 001-37401) and incorporated herein by reference.
(29)Filed as Exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 4, 2023 (File No. 001-37401) and incorporated herein by reference.
(30)Filed as Exhibit 10.1 to the Quarter Report on Form 10-Q of the Company filed with the Securities and Exchange Commission on November 2, 2021 (File No. 001-37401) and incorporated herein by reference.
(31)Filed as Exhibit 10.4 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 4, 2022 (File No. 001-37401) and incorporated herein by reference.
(32)Filed as Exhibit 10.4 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 4, 2023 (File No. 001-37401) and incorporated herein by reference.
(33)Filed as Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 28, 2015 (Registration No. 333-203210) and incorporated herein by reference.
(34)Filed as Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 28, 2015 (Registration No. 333-203210) and incorporated herein by reference.
(35)Filed as Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 28, 2015 (Registration No. 333-203210) and incorporated herein by reference.
(36)Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on March 19, 2021 (File No. 001-37401) and incorporated herein by reference.
(37)Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on December 15, 2022 (File No. 001-37401) and incorporated herein by reference.
(38)Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on November 2, 2022 (File No. 001-37401) and incorporated herein by reference.
_________
*    Filed herewith.
**    Furnished herewith.
†    Denotes executive compensation plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 14, 2023

COMMUNITY HEALTHCARE TRUST INCORPORATED

By:	/s/ David H. Dupuy
David H. Dupuy
Interim Chief Executive Officer and Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David H. Dupuy	Interim Chief Executive Officer and Chief Financial Officer	February 14, 2023
David H. Dupuy	(Principal Executive Officer and Principal Financial Officer)

/s/ Leigh Ann Stach	Executive Vice President and Chief Accounting	February 14, 2023
Leigh Ann Stach	Officer (Principal Accounting Officer)

	Director	February 14, 2023
Timothy G. Wallace

/s/ Cathrine Cotman	Director	February 14, 2023
Cathrine Cotman

/s/ Alan Gardner	Director	February 14, 2023
Alan Gardner

/s/ Claire Gulmi	Director	February 14, 2023
Claire Gulmi

/s/ Robert Hensley	Director	February 14, 2023
Robert Hensley

/s/ R. Lawrence Van Horn	Director	February 14, 2023
R. Lawrence Van Horn

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2022, 2021 and 2020
(Dollars in thousands)

			Additions
Description		Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Uncollectible Accounts Written-off	Balance at End of Period
2022	Accounts receivable allowance	$75	$9	$—	$(9)	$75
2021	Accounts receivable allowance	$100	$(25)	$—	$—	$75
2020	Accounts receivable allowance	$357	$(156)	$—	$(101)	$100

Schedule III - Real Estate and Accumulated Depreciation at December 31, 2022
(Dollars in thousands)

			Land and Land Improvements			Buildings, Improvements, and Lease Intangibles
Property Type	Number of Properties	State	Initial Investment	Costs Capitalized Subsequent to Acquisition	Total	Initial Investment	Costs Capitalized Subsequent to Acquisition	Total	Personal Property	Total Property (1)	Accumulated Depreciation (2)	Encumbrances (Principal balance)	Date Acquired	Original Date Constructed
Medical office buildings	75	AL, AZ, CA, CO, CT, FL, GA, IA, IL, KS, KY, LA, MD, MI, MS, NE, NJ, NV, NY, OH, PA, SC, TN, TX, VA	$52,249	$2,096	$54,345	$256,688	$29,503	$286,191	$—	$340,536	$79,176	$—	2015 - 2022	1880 - 2015
Acute inpatient behavioral	5	IL, MA, WA, WV	10,720	—	10,720	119,414	275	119,689	—	130,409	13,043	4,947	2016 - 2020	1920 - 2017
Inpatient rehabilitation facilities	7	AR, OK, TX	15,910	—	15,910	135,324	—	135,324	—	151,234	8,555	—	2019 - 2022	2012 - 2022
Specialty centers	37	AL, CA, CO, FL, GA, IL, MA, MD, NC, NV, OH, OK, PA, RI, TN, VA, WV	14,546	118	14,664	103,078	2,234	105,312	—	119,976	21,894	—	2015 - 2022	1956 - 2018
Physician clinics	30	CA, CT, FL, IA, IL, KS, OH, PA, RI, TX, VA, WI	12,062	402	12,464	71,721	2,266	73,987	—	86,451	20,259	—	2015 - 2022	1912 - 2020
Surgical centers and hospitals	10	AZ, IL, LA, MI, OH, PA, TX	4,317	58	4,375	47,206	4,165	51,371	—	55,746	14,353	—	2015 - 2018	1970 - 2004
Behavioral specialty facilities	9	IN, MI, MS, OH	4,717	26	4,743	39,629	21	39,650	—	44,393	3,515	—	2015 - 2022	1961 - 2020
Long-term acute care hospitals	1	IN	523	—	523	14,405	9	14,414	—	14,937	3,808	—	2017	1978
Total Real Estate	174		115,044	2,700	117,744	787,465	38,473	825,938	—	943,682	164,603	4,947
Sales-type lease	—		(87)	—	(87)	(3,401)	—	(3,401)	—	(3,488)	—	—
Corporate property	—		—	—	—	2,011	709	2,720	253	2,973	738	—
Total Properties	174		$114,957	$2,700	$117,657	$786,075	$39,182	$825,257	$253	$943,167	$165,341	$4,947
(1) Total properties as of December 31, 2022 have an estimated aggregate total cost of $936.4 million (unaudited) for federal income tax purposes.
(2) Depreciation is provided for on a straight-line basis on land improvements over 2 years to 20 years, buildings over 7 years to 50 years, building improvements over 3 years to 39.8 years, tenant improvements over 1.8 years to 15.1 years, lease intangibles over 1.3 years to 13.7 years, and personal property over 3 years to 10 years.

(3) A reconciliation of Total Property and Accumulated Depreciation for the years ended December 31, 2022, 2021, and 2020 is provided below.

	Year Ended December 31, 2022		Year Ended December 31, 2021		Year Ended December 31, 2020
(Dollars in thousands)	Total Property	Accumulated Depreciation	Total Property	Accumulated Depreciation	Total Property	Accumulated Depreciation
Beginning Balance	$834,085	$133,056	$735,359	$102,899	$602,852	$77,523
Acquisitions	96,729	1,034	90,385	2,740	128,677	2,419
Other improvements	12,353	31,251	9,520	27,636	7,891	22,969
Retirements/dispositions:
Real estate	—	—	(1,179)	(219)	(573)	(12)
Sales-type lease	—	—	—	—	(3,488)	—
Ending Balance	$943,167	$165,341	$834,085	$133,056	$735,359	$102,899