Form 10-Q
period 2023-03-31
Community Healthcare Trust Inc
filed 2023-05-02
CIK 1631569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37401

Community Healthcare Trust Incorporated
(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-5212033
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
Yes  ☐     No ☒
The Registrant had 26,304,425 shares of Common Stock, $0.01 par value per share, outstanding as of April 26, 2023.

COMMUNITY HEALTHCARE TRUST INCORPORATED
FORM 10-Q
March 31, 2023

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	(Unaudited)
	March 31, 2023	December 31, 2022
ASSETS
Real estate properties
Land and land improvements	$122,702	$117,657
Buildings, improvements, and lease intangibles	848,060	825,257
Personal property	264	253
Total real estate properties	971,026	943,167
Less accumulated depreciation	(174,346)	(165,341)
Total real estate properties, net	796,680	777,826
Cash and cash equivalents	3,666	11,233
Restricted cash	959	835
Other assets, net	84,989	86,531
Total assets	$886,294	$876,425

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Debt, net	$365,061	$352,997
Accounts payable and accrued liabilities	10,478	11,377
Other liabilities, net	16,240	15,237
Total liabilities	391,779	379,611

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 450,000 shares authorized; 26,274 and 25,897 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	263	259
Additional paid-in capital	648,384	625,136
Cumulative net income	74,220	81,142
Accumulated other comprehensive income	15,684	22,667
Cumulative dividends	(244,036)	(232,390)
Total stockholders’ equity	494,515	496,814
Total liabilities and stockholders' equity	$886,294	$876,425

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(Unaudited; Dollars and shares in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
REVENUES
Rental income	$26,128	$22,604
Other operating interest	1,048	877
	27,176	23,481

EXPENSES
Property operating	4,873	4,091
General and administrative (1)	16,205	3,316
Depreciation and amortization	9,018	7,942
	30,096	15,349

(LOSS) INCOME BEFORE INCOME TAXES AND OTHER ITEMS	(2,920)	8,132
Interest expense	(3,992)	(2,626)
Deferred income tax expense	(35)	17
Interest and other income	25	1
NET (LOSS) INCOME	$(6,922)	$5,524

NET (LOSS) INCOME PER COMMON SHARE:
Net (loss) income per common share – Basic	$(0.32)	$0.21
Net (loss) income per common share – Diluted	$(0.32)	$0.21
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC	24,227	23,570
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-DILUTED	24,227	23,570
___________
(1) General and administrative expenses for the three months ended March 31, 2023 included stock-based compensation expense totaling approximately $14.3 million, including the accelerated amortization of stock-based compensation totaling approximately $11.8 million recognized upon the passing of our former CEO and President. General and administrative expenses for the three months ended March 31, 2022 included stock-based compensation expense totaling approximately $2.1 million.

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(Unaudited; Dollars in thousands)

	Three Months Ended March 31,
	2023	2022

NET (LOSS) INCOME	$(6,922)	$5,524
Other comprehensive (loss) income:
(Decrease) increase in fair value of cash flow hedges	(4,973)	11,407
Reclassification for amounts recognized as interest expense	(2,010)	1,115
Total other comprehensive (loss) income	(6,983)	12,522
COMPREHENSIVE (LOSS) INCOME	$(13,905)	$18,046

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2023
(Unaudited; Dollars and shares in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid in Capital	Cumulative Net Income	Accumulated Other Comprehensive Income	Cumulative Dividends	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	—	$—	25,897	$259	$625,136	$81,142	$22,667	$(232,390)	$496,814
Issuance of common stock, net of issuance costs	—	—	249	3	8,903	—	—	—	8,906
Stock-based compensation, net of forfeitures	—	—	128	1	14,345	—	—	—	14,346
Decrease in fair value of cash flow hedges	—	—	—	—	—	—	(4,973)	—	(4,973)
Reclassification for amounts recognized as interest expense	—	—	—	—	—	—	(2,010)	—	(2,010)
Net loss	—	—	—	—	—	(6,922)	—	—	(6,922)
Dividends to common stockholders ($0.4475 per share)	—	—	—	—	—	—	—	(11,646)	(11,646)
Balance at March 31, 2023	—	$—	26,274	$263	$648,384	$74,220	$15,684	$(244,036)	$494,515

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(Unaudited; Dollars and shares in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid in Capital	Cumulative Net Income	Accumulated Other Comprehensive (Loss) Income	Cumulative Dividends	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	24,983	$250	$595,624	$59,123	$(4,980)	$(187,905)	$462,112
Stock issuance costs	—	—	—	—	(197)	—	—	—	(197)
Stock-based compensation, net of forfeitures	—	—	89	1	2,121	—	—	—	2,122
Increase in fair value of cash flow hedges	—	—	—	—	—	—	11,407	—	11,407
Reclassification for amounts recognized as interest expense	—	—	—	—	—	—	1,115	—	1,115
Net income	—	—	—	—	—	5,524	—	—	5,524
Dividends to common stockholders ($0.4375 per share)	—	—	—	—	—	—	—	(10,969)	(10,969)
Balance at March 31, 2022	—	$—	25,072	$251	$597,548	$64,647	$7,542	$(198,874)	$471,114

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net (loss) income	$(6,922)	$5,524
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	9,018	7,942
Other amortization	265	216
Stock-based compensation	2,547	2,122
Accelerated amortization of stock-based compensation	11,799	—
Straight-line rent receivable	(917)	(820)
Deferred income tax expense (benefit)	35	(17)
Changes in operating assets and liabilities:
Other assets	(2,390)	(844)
Accounts payable and accrued liabilities	133	352
Other liabilities	(870)	(73)
Net cash provided by operating activities	12,698	14,402

INVESTING ACTIVITIES
Acquisitions of real estate	(23,895)	(5,845)
Funding of notes receivable	(1,295)	(1,500)
Proceeds from the repayment of notes receivable	750	750
Capital expenditures on existing real estate properties	(4,138)	(1,892)
Net cash used in investing activities	(28,578)	(8,487)

FINANCING ACTIVITIES
Net borrowings on revolving credit facility	12,000	4,000
Mortgage note repayments	(32)	(40)
Dividends paid	(11,646)	(10,969)
Proceeds from issuance of common stock	8,215	—
Equity issuance costs	(100)	(74)
Net cash provided by (used for) financing activities	8,437	(7,083)
Decrease in cash and cash equivalents and restricted cash	(7,443)	(1,168)
Cash and cash equivalents and restricted cash, beginning of period	12,068	2,867
Cash and cash equivalents and restricted cash, end of period	$4,625	$1,699

Supplemental Cash Flow Information:
Interest paid (net of capitalized interest)	$3,866	$2,476
Invoices accrued for construction, tenant improvement and other capitalized costs	$3,274	$982
Reclassification of registration statement costs incurred in prior year to equity issuance costs	$52	$119
(Decrease) increase in fair value of cash flow hedges	$(4,973)	$11,407
Income taxes paid	$60	$12
Capitalized interest	$192	$228
Net proceeds accrued for common stock issued in March with cash settlement in April	$732	$—
See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Overview
Community Healthcare Trust Incorporated (the ‘‘Company’’, ‘‘we’’, ‘‘our’’) was organized in the State of Maryland on March 28, 2014. The Company is a fully-integrated healthcare real estate company that owns and acquires real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers. As of March 31, 2023, the Company had investments of approximately $974.0 million in 181 real estate properties (including a portion of one property accounted for as a sales-type lease with a gross amount totaling approximately $3.0 million). The properties are located in 34 states, totaling approximately 4.0 million square feet in the aggregate and were approximately 91.6% leased at March 31, 2023 with a weighted average remaining lease term of approximately 7.4 years. Any references to square footage, property count, or occupancy percentages, and any amounts derived from these values in these notes to the Condensed Consolidated Financial Statements, are outside the scope of our independent registered public accounting firm's review.

Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. This interim financial information should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Management believes that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2023. All intercompany accounts and transactions have been eliminated.

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

	Balance as of March 31,
(Dollars in thousands)	2023	2022
Cash and cash equivalents	$3,666	$1,178
Restricted cash	959	521
Cash, cash equivalents and restricted cash	$4,625	$1,699

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

Notes to Condensed Consolidated Financial Statements - Continued
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

NOTE 2. REAL ESTATE PROPERTIES

As of March 31, 2023, we had investments of approximately $974.0 million in 181 real estate properties (including a portion of one property accounted for as a financing lease with a gross amount totaling approximately $3.0 million). The Company's investments are diversified by property type, geographic location, and tenant as shown in the following tables:

Property Type	# of Properties	Gross Investment (in thousands)
Medical Office Building	82	$370,918
Inpatient Rehabilitation Facilities	7	151,234
Acute Inpatient Behavioral	5	130,410
Specialty Centers	37	119,618
Physician Clinics	30	86,496
Surgical Centers and Hospitals	10	55,974
Behavioral Specialty Facilities	9	44,455
Long-term Acute Care Hospitals	1	14,937
Total	181	$974,042

State	# of Properties	Gross Investment (in thousands)
Texas	15	$138,931
Illinois	16	121,640
Ohio	25	110,087
Florida	22	94,375
All Others	103	509,009
Total	181	$974,042

Primary Tenant	# of Properties	Gross Investment (in thousands)
LifePoint Health (1)	5	$82,113
US Healthvest	3	77,964
All Others	173	813,965
Total	181	$974,042
_________
(1) During the first quarter of 2023, Everest Rehabilitation assigned its leases to LifePoint Health on four properties in which the Company had a gross investment totaling $80.7 million at March 31, 2023.

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

Future minimum lease payments under the non-cancelable operating leases due to the Company for the years ending December 31, as of March 31, 2023, are as follows (in thousands):

2023 (nine months ended December 31)	$67,851
2024	86,063
2025	79,894
2026	70,085
2027	64,285
2028 and thereafter	367,034
$735,212

Rental income is recognized as earned over the life of the lease agreement on a straight-line basis when collection of rental payments over the term of the lease is probable. Straight-line rent included in rental income was approximately $0.9 million and $0.8 million, respectively, for the three months ended March 31, 2023 and 2022.

Purchase Option Provisions
Certain of the Company's leases provide the lessee with a purchase option or a right of first refusal to purchase the leased property. The purchase option provisions generally allow the lessee to purchase the leased property at fair value or at an amount greater than the Company's gross investment in the leased property at the time of the purchase. At March 31, 2023, the Company had an aggregate gross investment of approximately $40.7 million in 12 real estate properties with purchase options exercisable at March 31, 2023 that had not been exercised.

Sales-type Lease
The Company has a portion of one property accounted for as a sales-type lease with a gross amount totaling approximately $3.0 million included in other assets, net on the Company's Condensed Consolidated Balance Sheets. Future lease payments due to the Company under this lease for the years ending December 31, as of March 31, 2023, are as follows (in thousands):

2023 (nine months ended December 31)	$253
2024	346
2025	356
2026	367
2027	378
2028 and thereafter	5,210
Total undiscounted lease receivable	6,910
Discount	(3,877)
Lease receivable	$3,033

Notes to Condensed Consolidated Financial Statements - Continued
The Company recognized interest income of approximately $0.1 million and $0.1 million, respectively, during the three months ended March 31, 2023 and 2022 related to this lease which is included in other operating interest on the Company's Consolidated Statements of Operations.

Lessee Accounting
At March 31, 2023, the Company was obligated, as the lessee, under four non-prepaid ground leases accounted for as operating leases with expiration dates, including renewal options, through 2076, and two non-prepaid ground leases accounted for as financing leases with expiration dates through 2109, including renewal options. Any rental increases related to the Company's ground leases are generally either stated or based on the Consumer Price Index. The Company's future lease payments under these non-prepaid ground leases were as follows (in thousands):

	Operating	Financing
2023 (nine months ended December 31)	$32	$106
2024	43	154
2025	44	154
2026	44	154
2027	45	154
2028 and thereafter	1,148	6,956
Total undiscounted lease payments	1,356	7,678
Discount	(573)	(4,400)
Lease liabilities	$783	$3,278

The following table discloses other information regarding the ground leases.

	Three Months Ended March 31,
	2023	2022
Operating leases:
Weighted-average remaining lease term in years (including renewal options)	36.03	36.73
Weighted-average discount rate	4.0%	4.0%

Financing leases:
Weighted-average remaining lease term in years (including renewal options)	40.56	36.75
Weighted-average discount rate	4.2%	4.1%

Notes to Condensed Consolidated Financial Statements - Continued
NOTE 4. REAL ESTATE ACQUISITIONS

During the first quarter of 2023, the Company acquired seven real estate properties. Upon acquisition, the properties were 100.0% leased in the aggregate with lease expirations through 2031. Amounts reflected in revenues and net (loss) income for these properties for the three months ended March 31, 2023 were approximately $0.5 million and $0.1 million, respectively, and transaction costs totaling approximately $0.4 million were capitalized relating to these property acquisitions.

Location	Property Type (1)	Date Acquired	Purchase Price	Cash Consideration	Real Estate	Other (2)	Square Footage
			(000's)	(000's)	(000's)	(000's)
LaGrange, GA	MOB	01/18/23	$8,007	$8,087	$8,118	$(31)	55,310
West Point, GA	MOB	01/18/23	811	819	822	(3)	5,600
Canton, OH	MOB	01/30/23	3,669	3,706	4,287	(581)	27,920
Scranton, PA	MOB	02/23/23	1,957	2,165	2,317	(152)	22,743
Scranton, PA	MOB	02/23/23	2,207	2,366	2,340	26	15,768
Lagrange, GA	MOB	03/06/23	6,469	6,458	6,622	(164)	31,473
Lagrange, GA	MOB	03/06/23	249	294	300	(6)	2,972
			$23,369	$23,895	$24,806	$(911)	161,786

(1) MOB - Medical Office Building
(2) Includes other assets acquired, liabilities assumed, and above and below-market intangibles recognized at acquisition.

The following table summarizes the relative fair values of the assets acquired and liabilities assumed in the property acquisitions for the three months ended March 31, 2023.

	Relative Fair Value	Estimated Useful Life
	(in thousands)	(in years)
Land and land improvements	$4,961	7.4
Building and building improvements	16,791	23.2
Intangibles:
At-market lease intangibles	3,054	3.5
Above-market lease intangibles	199	3.3
Below-market lease intangibles	(1,188)	5.8
Total intangibles	2,065
Accounts payable, accrued liabilities and other liabilities assumed	(46)
Accounts receivable and other assets acquired	224
Prorated rent, interest and operating expense reimbursement amounts collected	(100)
Total cash consideration	$23,895

Notes to Condensed Consolidated Financial Statements - Continued
NOTE 5. DEBT, NET

The table below details the Company's debt as of March 31, 2023 and December 31, 2022.

	Balance as of
(Dollars in thousands)	March 31, 2023	December 31, 2022	Maturity Dates

Credit Facility:
Revolving Credit Facility	$12,000	$—	3/26
A-3 Term Loan, net	74,639	74,609	3/26
A-4 Term Loan, net	124,437	124,409	3/28
A-5 Term Loan, net	149,091	149,059	3/30
Mortgage Note Payable, net	4,894	4,920	5/24
	$365,061	$352,997

On December 14, 2022, Community Healthcare Trust Incorporated, as borrower, entered into a first amendment (the "First Amendment") to the third amended and restated credit agreement (the "Credit Facility") by and among Community Healthcare Trust Incorporated, as borrower, the several banks and financial institutions party thereto as lenders, and Truist Bank, as administrative agent. The First Amendment amended the Credit Facility to, among other things, (i) establish a new seven-year and three-month term loan facility in the aggregate principal amount of $150.0 million (the "A-5 Term Loan"), which matures on March 14, 2030 and (ii) replace LIBOR as a benchmark interest rate for loans under the Credit Facility with SOFR. The proceeds from the A-5 Term Loan were used in part to repay the seven-year term loan facility in the aggregate principal amount of $50.0 million (the "A-2 Term Loan") which was set to mature on March 29, 2024.

The Credit Facility allows the Company to borrow, through the accordion feature, up to $700.0 million, including the ability to add and fund incremental term loans. The Company's material subsidiaries are guarantors of the obligations under the Credit Facility.

The Credit Facility provides for a $150.0 million Revolving Credit Facility and $350.0 million in term loans (the "Term Loans"). The Revolving Credit Facility matures on March 19, 2026 and includes one 12-month option to extend the maturity date, subject to the satisfaction of certain conditions. The Term Loans include a seven-year term loan facility in the aggregate principal amount of $75.0 million (the "A-3 Term Loan"), which matures on March 29, 2026, a seven-year term loan facility in the aggregate principal amount of $125.0 million (the "A-4 Term Loan"), which matures on March 19, 2028, and the A-5 Term Loan, which matures on March 14, 2030.

Under the First Amendment, amounts outstanding under the Revolving Credit Facility will bear interest at a floating rate based on the Company's option, on either: (i) adjusted term SOFR or adjusted daily simple SOFR plus 1.25% to 1.90% or (ii) a base rate plus 0.25% to 0.90% in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.20% of the amount of the unused portion of the Revolving Credit Facility if amounts borrowed are greater than 33.3% of the borrowing capacity under the Revolving Credit Facility and 0.25% of the unused portion of the Revolving Credit Facility if amounts borrowed are less than or equal to 33.3% of the borrowing capacity under the Revolving Credit Facility. The Company had $12.0 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 6.55% and a borrowing capacity remaining of $138.0 million at March 31, 2023.

Under the First Amendment, amounts outstanding under the Term Loans will bear interest at a floating rate that is based, at the Company's option, on either (i) adjusted term SOFR or adjusted daily SOFR plus 1.45% to 2.30% or (ii) a base rate plus 0.45% to 1.30%, in each case, depending upon the Company’s leverage ratio. The Company has entered into interest rate swaps to fix the interest rates on the Term Loans. See Note 6 – Derivative Financial Instruments for more details on the interest rate swaps. At March 31, 2023, the Company had $350.0 million outstanding under the Term Loans which had a fixed weighted average interest rate under the swaps of approximately 4.3%.

Notes to Condensed Consolidated Financial Statements - Continued

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. The Company was in compliance with its financial covenants under its Credit Facility as of March 31, 2023.

Mortgage Note Payable
The Company's mortgage note payable is secured by a building which had a $6.4 million carrying balance at March 31, 2023. The mortgage note amortizes monthly at a fixed interest rate of 4.98% with a balloon payment of approximately $4.8 million due upon maturity on May 1, 2024.

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

As of March 31, 2023, the Company had seventeen outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk for notional amounts totaling $350.0 million, including two forward-starting interest rate swaps for notional amounts totaling $50.0 million, which will not become effective until March 29, 2024.

Tabular Disclosure of Fair Value of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022.

	Asset Derivatives Fair Value at			Liability Derivatives Fair Value at
(Dollars in thousands)	March 31, 2023	December 31, 2022	Balance Sheet Classification	March 31, 2023	December 31, 2022	Balance Sheet Classification
Interest rate swaps	$16,397	$22,667	Other assets, net	$712	$—	Other liabilities, net

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income ("AOCI") and are subsequently reclassified to interest expense in the period that the hedged forecasted transaction affects earnings.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s Term Loans. During the next twelve months, the Company estimates that an additional $8.5 million will be reclassified from AOCI as a decrease to interest expense.

Notes to Condensed Consolidated Financial Statements - Continued

Tabular Disclosure of the Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Amount of unrealized (loss) gain recognized in OCI on derivatives	$(4,973)	$11,407
Amount of (gain) loss reclassified from AOCI into interest expense	$(2,010)	$1,115
Total interest expense presented in the Condensed Consolidated Statements of Operations in which the effects of the cash flow hedges are recorded	$3,992	$2,626

Tabular Disclosures of Offsetting Derivatives
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of March 31, 2023 and December 31, 2022. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Condensed Consolidated Balance Sheets.

Offsetting of Derivative Assets (as of March 31, 2023)
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$16,397	$—	$16,397	$(712)	$—	$15,685

Offsetting of Derivative Liabilities (as of March 31, 2023)
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$(712)	$—	$(712)	$712	$—	$—

Offsetting of Derivative Assets (as of December 31, 2022)
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$22,667	$—	$22,667	$—	$—	$22,667

Notes to Condensed Consolidated Financial Statements - Continued

Offsetting of Derivative Liabilities (as of December 31, 2022)
Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$—	$—	$—	$—	$—	$—

Credit-risk-related Contingent Features
As of March 31, 2023, the Company did not have any derivatives in a net liability position. As of March 31, 2023, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company terminated these interest rate swaps or breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.

NOTE 7. STOCKHOLDERS' EQUITY

Common Stock
The following table provides a reconciliation of the beginning and ending common stock balances for the three months ended March 31, 2023 and for the year ended December 31, 2022:

(In thousands)	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Balance, beginning of period	25,897	24,983
Issuance of common stock	249	600
Restricted stock issued	129	318
Restricted stock withheld and forfeited	(1)	(4)
Balance, end of period	26,274	25,897
ATM Program
The Company has an at-the-market offering program ("ATM Program"), with Piper Sandler & Co., Evercore Group L.L.C., Truist Securities, Inc., Regions Securities LLC, Robert W. Baird & Co. Incorporated, Fifth Third Securities, Inc. and Janney Montgomery Scott LLC, as sales agents (collectively, the “Agents”). Under the ATM Program, the Company may issue and sell shares of its common stock, having an aggregate gross sales price of up to $500.0 million. The shares of common stock may be sold from time to time through or to one or more of the Agents, as may be determined by the Company in its sole discretion, subject to the terms and conditions of the agreement and applicable law.

The Company's activity under the ATM Program during the three months ended March 31, 2023 is detailed in the table below. As of March 31, 2023, the Company had approximately $469.9 million remaining that may be issued under the ATM Program.

Three Months Ended March 31, 2023
Shares issued (in thousands)	249
Net proceeds received (in millions) (1)	$8.9
Average gross sales price per share	$36.69
___________
(1) Net proceeds received includes shares sold on March 30, 2023 and reflected in shares outstanding at March 31, 2023, for which $0.7 million of cash proceeds was received by the Company on April 3, 2023.

Notes to Condensed Consolidated Financial Statements - Continued
NOTE 8. NET (LOSS) INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net (loss) income per common share for the three months ended March 31, 2023 and 2022, respectively.

	Three Months Ended March 31,
(In thousands, except per share data)	2023	2022
Net (loss) income	$(6,922)	$5,524
Participating securities' share in earnings	(822)	(658)
Net (loss) income, less participating securities' share in earnings	$(7,744)	$4,866

Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	26,043	25,060
Unvested restricted shares	(1,816)	(1,490)
Weighted average Common Shares outstanding–Basic	24,227	23,570
Dilutive potential common shares	—	—
Weighted average Common Shares outstanding –Diluted	24,227	23,570

Basic Net (Loss) Income per Common Share	$(0.32)	$0.21

Diluted Net (Loss) Income per Common Share	$(0.32)	$0.21

NOTE 9. STOCK INCENTIVE PLAN

A summary of the activity under the Company's 2014 Incentive Plan, as amended, for the three months ended March 31, 2023 and 2022 is included in the table below, as well as compensation expense recognized from the amortization of the value of shares over the applicable vesting periods.

	Three Months Ended March 31,
(Dollars and shares in thousands)	2023	2022
Stock-based awards, beginning of period	1,708	1,416
Stock in lieu of compensation	62	44
Stock awards	67	48
Total stock granted	129	92
Vested shares	—	(5)
Forfeited shares	(1)	(1)
Stock-based awards, end of period	1,836	1,502
Amortization expense (1)	$14,346	$2,122
___________
(1) Amortization expense for the three months ended March 31, 2023 includes the accelerated amortization totaling $11.8 million recognized upon the passing of our former CEO and President.

Accelerated Amortization of Restricted Stock
The Company's former CEO and President, Timothy Wallace, passed away on March 3, 2023. At the time of his passing, Mr. Wallace had 624,725 shares of restricted stock that had not been fully amortized. Upon his passing, Mr. Wallace's unvested shares of restricted stock vested in accordance with the terms of his employment agreement, and the Company accelerated the unamortized remaining balance of deferred compensation related to his unvested shares and recognized an additional $11.8 million of amortization expense in the first quarter of 2023.

Notes to Condensed Consolidated Financial Statements - Continued
NOTE 10. OTHER ASSETS, NET

Other assets, net on the Company's Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 are detailed in the table below.

	Balance as of
(Dollars in thousands)	March 31, 2023	December 31, 2022
Notes receivable	$33,250	$32,705
Accounts and interest receivable	5,387	2,679
Straight-line rent receivable	16,342	15,429
Prepaid assets	1,341	980
Deferred financing costs, net	630	683
Leasing commissions, net	2,036	1,848
Deferred tax assets, net	271	306
Fair value of interest rate swaps	16,397	22,667
Above-market lease intangible assets, net	2,441	2,399
Sales-type lease receivable	3,033	3,035
Financing right-of-use asset	2,530	2,545
Operating lease right-of-use assets	751	759
Other	580	496
	$84,989	$86,531
The Company's notes receivable mainly included:

•At March 31, 2023 and December 31, 2022, notes receivable included a $8.3 million and $9.0 million, respectively, term loan, secured by all assets and ownership interests in seven long-term acute care hospitals and one inpatient rehabilitation hospital owned by the borrower. The term loan will be repaid in equal monthly installments of $250,000 through the maturity date of December 31, 2025 and bears interest at 9% per annum.

•At March 31, 2023 and December 31, 2022, notes receivable included a $17.0 million term loan and a $5.5 million and $5.0 million, respectively, revolving credit facility, secured by assets and ownership interests of six geriatric behavioral hospitals and affiliated companies all of which are co-borrowers on the loans. The term loan bears interest at 9% per annum, with interest only payments due initially and then equal monthly installments of principal payments due beginning March 31, 2024. The term loan facility matures on December 31, 2032. The revolving credit facility bears interest at 9% per annum and matures on December 31, 2025. In addition, the Company has committed to fund, at the Company’s discretion, additional amounts, up to $5.0 million with interest at 9% per annum on any amount funded, that may be used by the borrower to pay existing liabilities of co-borrowers. The term loan, the revolving credit facility and the additional commitment all include a 3% non-cash interest charge that is due and payable upon the earlier of the repayment or maturity of each note.

•At March 31, 2023 and December 31, 2022, notes receivable included a $2.5 million and $1.7 million, respectively, revolving credit facility. Commencing on October 1, 2023, the revolving credit facility will be repaid in equal monthly installments of $40,000 through the maturity date of April 1, 2027. The revolving credit facility bears interest at 9% per annum, as well as a 3% non-cash interest charge that is due and payable upon the earlier of the repayment or maturity of the note.

Notes to Condensed Consolidated Financial Statements - Continued
The Company identified the borrowers of these notes as variable interest entities ("VIEs"), but management determined that the Company was not the primary beneficiary of the VIEs because we lack either directly or through related parties any material decision-making rights or control of the entities that impact the borrowers' economic performance. We are not obligated to provide support beyond our stated commitment to the borrowers, and accordingly our maximum exposure to loss as a result of this relationship is limited to the amount of our outstanding notes receivable. The VIEs that we have identified at March 31, 2023 are summarized in the table below.

Classification	Carrying Amount (in thousands)	Maximum Exposure to Loss (in thousands)
Note receivable (term loan)	$8,250	$8,250
Note receivable (revolving credit facility)	$5,500	$5,500
Note receivable (term loan)	$17,000	$17,000
Note receivable (revolving credit facility)	$2,500	$2,500

NOTE 11. OTHER LIABILITIES, NET

Other liabilities, net on the Company's Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 are detailed in the table below.

	Balance as of
(Dollars in thousands)	March 31, 2023	December 31, 2022
Prepaid rent	$4,862	$3,853
Security deposits	3,615	5,766
Below-market lease intangibles, net	2,144	1,075
Fair value of interest rate swaps	712	—
Financing lease liability	3,278	3,279
Operating lease liability	783	786
Other	846	478
	$16,240	$15,237

NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate the fair value.

Cash and cash equivalents and restricted cash - The carrying amount approximates the fair value.

Notes receivable - The fair value is estimated using cash flow analyses, based on an assumed market rate of interest or at a rate consistent with the rates on notes carried by the Company and are classified as level 2 inputs in the hierarchy.

Borrowings under our Credit Facility - The carrying amount approximates the fair value because the borrowings are based on variable market interest rates. The fair value estimates were determined using level 2 inputs.

Derivative financial instruments (Interest rate swaps) - The fair value is estimated using discounted cash flow techniques. These techniques incorporate primarily level 2 inputs. The market inputs are utilized in the discounted cash flow calculation considering the instrument’s term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation model for interest rate swaps are observable in active markets and are classified as level 2 inputs in the hierarchy.

Notes to Condensed Consolidated Financial Statements - Continued
Mortgage note payable - The fair value is estimated using cash flow analyses which are based on an assumed market rate of interest or at a rate consistent with the rates on mortgage notes assumed by the Company and are classified as level 2 inputs in the hierarchy.

The table below details the fair values and carrying values for our notes receivable, interest rate swaps, and mortgage note payable at March 31, 2023 and December 31, 2022, using level 2 inputs.

	March 31, 2023		December 31, 2022
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable	$33,250	$33,319	$32,705	$32,716
Interest rate swap asset	$16,397	$16,397	$22,667	$22,667
Interest rate swap liability	$712	$712	$—	$—
Mortgage note payable (principal amount)	$4,915	$4,766	$4,947	$4,761

NOTE 13. SUBSEQUENT EVENTS

Dividend Declared
On April 27, 2023, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.45 per share. The dividend is payable on May 26, 2023 to stockholders of record on May 12, 2023.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements
This report and other materials that Community Healthcare Trust Incorporated (the "Company") has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by management of the Company, contain, or will contain, statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “believes”, “expects”, “may”, "will', “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates”, “anticipates” or other similar words or expressions, including the negative thereof. Forward-looking statements are based on certain assumptions and can include future expectations, future plans and strategies, financial and operating projections or other forward-looking information. Such forward-looking statements reflect management’s current beliefs and are based on information currently available to management. Because forward-looking statements relate to future events, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company’s control. Thus, the Company’s actual results and financial condition may differ materially from those indicated in such forward-looking statements. Some factors that might cause such a difference include the following: general volatility of the capital markets and the market price of the Company’s common stock, changes in the Company’s business strategy, availability, terms and deployment of capital, the Company’s ability to refinance existing indebtedness at or prior to maturity on favorable terms, or at all, changes in the real estate industry in general, interest rates or the general economy, adverse developments related to the healthcare industry, changes in governmental regulations, the degree and nature of the Company’s competition, the ability to consummate acquisitions under contract, catastrophic or extreme weather and other natural events and the physical effects of climate change, the occurrence of cyber incidents, effects on global and national markets as well as businesses resulting from increased inflation, rising interest rates, supply chain disruptions, labor conditions, the COVID-19 pandemic, and/or the conflict between Russia and Ukraine, and the other factors described in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and the Company’s other filings with the Securities and Exchange Commission from time to time. Readers are therefore cautioned not to place undue reliance on the forward-looking statements contained herein which speak only as of the date hereof. The Company intends these forward-looking statements to speak only as of the time of this report and the Company undertakes no obligation to update forward-looking statements, whether as a result of new information, future developments, or otherwise, except as may be required by law.

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
During the first three months of 2023, the Company acquired seven real estate properties totaling approximately 161,786 square feet for an aggregate purchase price of approximately $23.4 million and cash consideration of approximately $23.9 million. Upon acquisition, the properties were 100.0% leased in the aggregate with lease expirations through 2031. These acquisitions were funded with cash on hand and proceeds from the Company's Revolving Credit Facility. See Note 4 – Real Estate Acquisitions to the Condensed Consolidated Financial Statements for more details on these acquisitions.

Acquisition Pipeline
The Company has four properties under definitive purchase agreements for an aggregate expected purchase price of approximately $19.7 million. The Company's expected returns on these investments range from 9.16% to 9.25%. The Company expects to close on these properties in the second quarter of 2023; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

The Company also has nine properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $214.5 million. The Company's expected return on these investments will approximate 9.75% to 10.25%. The Company anticipates closing on these properties throughout 2023, 2024 and 2025; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

Leased Square Footage
As of March 31, 2023, our real estate portfolio was approximately 91.6% leased. During the first three months of 2023, we had expiring or terminated leases related to approximately 114,000 square feet, and we leased or renewed leases relating to approximately 82,000 square feet.

Purchase Option Provisions
Certain of the Company's leases provide the lessee with a purchase option or a right of first refusal to purchase the leased property. The purchase option provisions generally allow the lessee to purchase the leased property at fair value or at an amount greater than the Company's gross investment in the leased property at the time of the purchase.

At March 31, 2023, the Company had an aggregate gross investment of approximately $40.7 million in 12 real estate properties with purchase options exercisable at March 31, 2023 that had not been exercised.

Inflation
Inflation has been increasing significantly and a prolonged period of high and persistent inflation could cause an increase in our expenses, capital expenditures, and cost of our variable-rate borrowings which could have a material impact on our financial position or results of operations. Many of our lease agreements contain provisions designed to mitigate the adverse impact of inflation, including annual rent increases based on stated increases or CPI increases. In response to inflationary pressures, the Federal Reserve began raising interest rates in 2022 and has indicated that it foresees further interest rates throughout 2023 and 2024. Higher interest rates imposed by the Federal Reserve to address inflation may adversely impact real estate asset values and increase our interest expense on our variable-rate borrowings under our revolving credit facility.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Results of Operations
The Company's results of operations for the three months ended March 31, 2023 compared to the same periods in 2022 were impacted by real estate acquisitions, capital market activity, the amortization of non-cash compensation, including the non-cash accelerated amortization of unvested restricted shares upon the passing of the Company's CEO and President, as well as other items discussed in more detail below.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
The table below shows our results of operations for the three months ended March 31, 2023 compared to the same period in 2022 and the effect of changes in those results from period to period on our net (loss) income.

	Three Months Ended March 31,		Increase (Decrease) to Net income
(Dollars in thousands)	2023	2022	$	%
REVENUES
Rental income	$26,128	$22,604	$3,524	15.6%
Other operating interest	1,048	877	171	19.5%
	27,176	23,481	3,695	15.7%
EXPENSES
Property operating	4,873	4,091	(782)	(19.1)%
General and administrative	16,205	3,316	(12,889)	n/m
Depreciation and amortization	9,018	7,942	(1,076)	(13.5)%
	30,096	15,349	(14,747)	(96.1)%

INCOME BEFORE INCOME TAXES AND OTHER ITEMS	(2,920)	8,132	(11,052)	(135.9)%
Interest expense	(3,992)	(2,626)	(1,366)	(52.0)%
Deferred income tax (expense) benefit	(35)	17	(52)	n/m
Interest and other income	25	1	24	n/m
NET (LOSS) INCOME	$(6,922)	$5,524	$(12,446)	(225.3)%
n/m - not meaningful

Revenues
Rental income increased approximately $3.5 million, or 15.6%, for the three months ended March 31, 2023 compared to the same period in 2022. Income on properties acquired during 2022 and 2023 increased rental income by approximately $3.0 million.

Other operating interest increased $0.2 million, or 19.5%, for the three months ended March 31, 2023 compared to the same period in 2022. This increase in interest was due to additional amounts funded under existing notes receivable.

Expenses
Property operating expenses increased approximately $0.8 million, or 19.1%, for the three months ended March 31, 2023 compared to the same period in 2022. Expenses on properties acquired during 2022 and 2023 increased property operating expenses by approximately $0.7 million.

General and administrative expenses increased approximately $12.9 million for the three months ended March 31, 2023 compared to the same period in 2022 due to several factors. Shares of non-vested restricted common shares granted in 2023 and 2022 resulted in an increase of approximately $0.4 million in non-cash amortization expense in 2023 compared to 2022; salary and other compensation-related expenses increased approximately $0.3 million in 2023 compared to 2022; and professional and service fees increased approximately $0.4 million in 2023 compared to 2022. Also, the Company's former CEO and President, Timothy Wallace, passed away on March 3, 2023. Upon his passing, Mr. Wallace's unvested shares of restricted stock vested in accordance with the terms of his employment

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
agreement, and the Company accelerated the unamortized remaining balance of deferred compensation related to his unvested shares and recognized an additional $11.8 million of amortization expense in the first quarter of 2023.

Depreciation and amortization expense increased approximately $1.1 million, or 13.5%, for the three months ended March 31, 2023 compared to the same period in 2022. This increase was comprised mainly of the following:

•Acquisitions of real estate in 2023 and 2022 resulted in an increase of approximately $1.3 million;
•Tenant improvements and other capital expenditures resulted in an increase of approximately $0.2 million; and
•Fully amortized real estate lease intangibles which generally have a shorter depreciable life than a building resulted in a decrease of approximately $0.4 million.

Interest expense
Interest expense increased approximately $1.4 million, or 52.0%, for the three months ended March 31, 2023 compared to the same period in 2022. Contractual interest due under the Credit Facility increased approximately $1.3 million due to the Credit Facility refinancing in the fourth quarter of 2022, along with a rise in interest rates.

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

The table below reconciles net (loss) income to FFO and AFFO for the three months ended March 31, 2023 compared to the same period in 2022.

	Three Months Ended March 31,
(In thousands, except per share amounts)	2023	2022
Net (loss) income	$(6,922)	$5,524
Real estate depreciation and amortization	9,088	8,001
FFO	$2,166	$13,525
Straight-line rent	(917)	(820)
Stock-based compensation	2,547	2,122
Accelerated amortization of stock-based compensation	11,799	—
AFFO	$15,595	$14,827
FFO per diluted common share (1)	$0.09	$0.56
AFFO per diluted common share	$0.62	$0.61
Weighted average common shares outstanding - diluted (2)	25,298	24,344
___________________
(1) In the first quarter of 2023, the Company accelerated the amortization of stock-based compensation totaling $11.8 million, impacting FFO per diluted share by $0.47, upon the passing of our former CEO and President.
(2) Diluted weighted average common shares outstanding for FFO and AFFO are calculated based on the treasury method, rather than the 2-class method used to calculate earnings per share.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
The table below reconciles net (loss) income to NOI for the three months ended March 31, 2023 compared to the same period in 2022.

	Three Months Ended March 31,
(In thousands)	2023	2022
Net (loss) income	$(6,922)	$5,524
General and administrative (1)	4,406	3,316
Accelerated amortization of stock-based compensation	11,799	—
Depreciation and amortization	9,018	7,942
Interest expense	3,992	2,626
Deferred income tax expense (benefit)	35	(17)
Interest and other income	(25)	(1)
NOI	$22,303	$19,390
__________
(1) Excludes accelerated amortization of stock-based compensation shown separately below.

EBITDAre and Adjusted EBITDAre
The Company uses the NAREIT definition of EBITDAre which is net income or loss plus interest expense, income tax expense, and depreciation and amortization, plus losses or minus gains on the disposition of depreciable property, including losses/gains on change of control, plus impairment write-downs of depreciable property and of investments in unconsolidated affiliates caused by a decrease in value of depreciable property in the affiliate, plus or minus adjustments to reflect the entity's share of EBITDAre of unconsolidated affiliates and consolidated affiliates with non-controlling interest. The Company also presents Adjusted EBITDAre which is EBITDAre before non-cash stock-based compensation expense.

We consider EBITDAre and Adjusted EBITDAre important measures because they provide additional information to allow management, investors, and our current and potential creditors to evaluate and compare our core operating results and our ability to service debt.

The table below reconciles net (loss) income to EBITDAre and Adjusted EBITDAre for the three months ended March 31, 2023 compared to the same period in 2022.

	Three Months Ended March 31,
(In thousands)	2023	2022
Net (loss) income	$(6,922)	$5,524
Interest expense	3,992	2,626
Depreciation and amortization	9,018	7,942
Deferred income tax expense (benefit)	35	(17)
EBITDAre	$6,123	$16,075
Non-cash stock-based compensation expense (1)	2,547	2,122
Accelerated amortization of non-cash stock-based compensation expense	11,799	—
Adjusted EBITDAre	$20,469	$18,197
____________
(1) Excludes accelerated amortization of stock-based compensation shown separately below.

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

Sources and Uses of Cash
The Company derives most of its revenues from its real estate properties. Our rental income represents our primary source of liquidity to fund our dividends, general and administrative expenses, property operating expenses, capital improvements on our properties, interest expense on our Credit Facility, and other expenses incurred related to managing our existing portfolio. To the extent additional resources are needed, the Company will fund its investment activity generally through equity or debt issuances either in the public or private markets or through proceeds from our Credit Facility.

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

Credit Facility
The Company's first amendment (the "First Amendment") to the third amended and restated credit facility (the "Credit Facility") provides for a $150.0 million Revolving Credit Facility that matures on March 19, 2026 and includes one 12-month option to extend the maturity date, and $350.0 million in Term Loans, as well as an accordion feature which allows borrowings up to a total of $700.0 million, including the ability to add and fund additional term loans. Note 5 – Debt, net to the Condensed Consolidated Financial Statements provides more details on the Company's Credit Facility. At March 31, 2023, the Company had borrowing capacity remaining under the Revolving Credit Facility of approximately $138.0 million.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. Also, the Company’s current financing policy prohibits aggregate debt (secured or unsecured) in excess of 40% of the Company's total capitalization, except for short-term, transitory periods. At March 31, 2023, our debt to total capitalization ratio (debt plus stockholders' equity plus accumulated depreciation) was approximately 35.3%. The Company was in compliance with its financial covenants under its Credit Facility as of March 31, 2023.

Mortgage Note Payable
The Company also had outstanding at March 31, 2023, a $4.9 million mortgage note payable, secured by one of its properties. The mortgage note amortizes monthly at a fixed interest rate of 4.98% with a balloon payment of approximately $4.8 million due upon maturity on May 1, 2024. The Company expects to fund the balloon payment with proceeds from the Company's ATM Program or proceeds from the Company's Revolving Credit Facility.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Ground Leases
At March 31, 2023, the Company was obligated, as the lessee, under four non-prepaid ground leases accounted for as operating leases with expiration dates, including renewal options, through 2076, and two non-prepaid ground leases accounted for as financing leases with expiration dates through 2109, including renewal options. Any rental increases related to the Company's ground leases are generally either stated or based on the Consumer Price Index. At March 31, 2023, the Company's aggregate obligation under these ground leases was approximately $9.0 million. See Note 3 – Real Estate Leases to the Condensed Consolidated Financial Statements.

Acquisition Pipeline
The Company has 4 properties under definitive purchase agreements for an aggregate expected purchase price of approximately $19.7 million. The Company's expected returns on these investments range from 9.16% to 9.25%. The Company expects to close on these properties in the second quarter of 2023; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close. The Company expects to fund these acquisitions with proceeds from the Company's ATM Program or proceeds from the Company's Revolving Credit Facility.

The Company also has nine properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $214.5 million. The Company's expected return on these investments will approximate 9.75% to 10.25%. The Company anticipates closing on these properties throughout 2023, 2024 and 2025; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close. The Company expects to fund these acquisitions with proceeds from the Company's ATM Program or proceeds from the Company's Revolving Credit Facility or other debt or equity financings.

Tenant Improvements and Capital Improvements
Subject to Company approval, we may fund or reimburse tenants for tenant improvements, which are allowed for in certain leases, of up to approximately $12.7 million as of March 31, 2023.

The Company has also entered into contracts regarding certain capital expenditures with remaining commitments totaling approximately $4.9 million as of March 31, 2023. Reimbursement of these expenditures by our tenants will be determined by each tenant's lease.

The Company expects to fund these obligations with cash on hand, proceeds from the Company's ATM Program, proceeds from the Company's Revolving Credit Facility, or other debt or equity offerings.

Notes Receivable
The Company had entered into notes with one tenant with a maximum commitment remaining to fund totaling $5.0 million at March 31, 2023. See Note 10 – Other Assets, net to the Condensed Consolidated Financial Statements.

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

Operating Activities
Cash flows provided by operating activities for the three months ended March 31, 2023 and 2022 were approximately $12.7 million and $14.4 million, respectively. Cash flows provided by operating activities were generally provided by contractual rents and interest on our notes receivable, net of property operating expenses not reimbursed by the tenants and general and administrative expenses.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Investing Activities
Cash flows used in investing activities for the three months ended March 31, 2023 and 2022 were approximately $28.6 million and $8.5 million, respectively. During the three months ended March 31, 2023, the Company invested in seven properties for an aggregate cash consideration of approximately $23.9 million and funded notes totaling approximately $1.3 million. Also, during the three months ended March 31, 2023, the Company received payments on its notes totaling $0.8 million and funded capital expenditures on its existing portfolio totaling approximately $4.1 million.

During the three months ended March 31, 2022, the Company invested in two properties for an aggregate cash consideration of approximately $5.8 million and funded notes receivable totaling approximately $1.5 million. Also, during the three months ended March 31, 2022, the Company received payments on its notes receivable totaling $0.8 million and funded capital expenditures on its existing portfolio totaling approximately $1.9 million.

Financing Activities
Cash flows provided by financing activities for the three months ended March 31, 2023 were approximately $8.4 million and cash used for financing activities for the three months ended March 31, 2022 were approximately $7.1 million. During the three months ended March 31, 2023, the Company borrowed $12.0 million under its Revolving Credit Facility, completed equity offerings under its at-the-market program, resulting in net proceeds, net of underwriters' discount and offering costs, of approximately $8.1 million and paid dividends totaling approximately $11.6 million.

During the three months ended March 31, 2022, the Company borrowed $4.0 million under its Revolving Credit Facility and paid dividends totaling approximately $11.0 million.

Security Deposits
As of March 31, 2023, the Company held approximately $3.6 million in security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon the security deposits if there are any defaults under the leases.

Dividends
The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT.

On April 27, 2023, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.45 per share. The dividend is payable on May 26, 2023 to stockholders of record on May 12, 2023. This rate equates to an annualized dividend of $1.80 per share.

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

The Company’s whistleblower policy prohibits the Company and its affiliates and their officers, employees and agents from discharging, demoting, suspending, threatening, harassing or in any other manner discriminating against any employee for raising a concern. If an employee desires to raise a concern in a confidential or anonymous manner, the concern may be directed to the whistleblower officer at the Company’s whistleblower hotline. During the quarter ended March 31, 2023, the whistleblower officer received no whistleblower complaints.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We may use certain derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We will not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based on a notional amount of principal. Under the most common form of interest rate swap, known from our perspective as a floating-to-fixed interest rate swap, a series of floating, or variable, rate payments on a notional amount of principal is exchanged for a series of fixed interest rate payments on such notional amount. During the three months ended March 31, 2023, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

Changes In Internal Control Over Financial Reporting
There were no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, an investor should consider the risk factors included in its Annual Report on Form 10-K for the year ended December 31, 2022 and other reports that may be filed by the Company. There were no material changes in the risk factors presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2023, the Company canceled shares of Company common stock to satisfy employee tax withholding obligations payable upon the vesting of non-vested shares, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares purchased as part of publicly announced plans or programs	Maximum Number of Shares that may yet be purchased under the plans or programs

January 1 - January 31	98	$37.77	—	—
February 1 - February 28	—	$—	—	—
March 1 - March 31	—	$—	—	—
Total	98

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.    EXHIBITS
The exhibits required by Item 601 of Regulation S-K which are filed with this report are listed in the Exhibit Index and are hereby incorporated in by reference.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Corporate Charter of Community Healthcare Trust Incorporated, as amended (1)
3.2	Amended and Restated Bylaws of Community Healthcare Trust Incorporated (2)
10.1 †	Amended and Restated Employment Agreement between Community Healthcare Trust Incorporated and David H. Dupuy (3)
10.2 †	Fourth Amendment to Employment Agreement between Community Healthcare Trust Incorporated and David H. Dupuy (4)
10.3 †	Fourth Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach (5)
10.4 †	Second Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Timothy L. Meyer (6)
31.1 *
Certification of the Chief Executive Officer and Chief Financial Officer of Community Healthcare Trust Incorporated pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002

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
(3)Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on April 10, 2023 (File No. 001-37401) and incorporated herein by reference.
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
Date: May 2, 2023

COMMUNITY HEALTHCARE TRUST INCORPORATED

By:	/s/ David H. Dupuy
David H. Dupuy
Chief Executive Officer and Chief Financial Officer