Form 10-Q
period 2023-06-30
Community Healthcare Trust Inc
filed 2023-08-01
CIK 1631569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37401

Community Healthcare Trust Incorporated
(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-5212033
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
Yes  ☐     No ☒
The Registrant had 26,559,075 shares of Common Stock, $0.01 par value per share, outstanding as of July 26, 2023.

COMMUNITY HEALTHCARE TRUST INCORPORATED
FORM 10-Q
June 30, 2023

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	(Unaudited)
	June 30, 2023	December 31, 2022
ASSETS
Real estate properties
Land and land improvements	$127,433	$117,657
Buildings, improvements, and lease intangibles	859,231	825,257
Personal property	284	253
Total real estate properties	986,948	943,167
Less accumulated depreciation	(181,769)	(165,341)
Total real estate properties, net	805,179	777,826
Cash and cash equivalents	2,627	11,233
Restricted cash	1,049	835
Other assets, net	91,611	86,531
Total assets	$900,466	$876,425

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Debt, net	$368,127	$352,997
Accounts payable and accrued liabilities	10,605	11,377
Other liabilities, net	16,409	15,237
Total liabilities	395,141	379,611

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 450,000 shares authorized; 26,541 and 25,897 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	265	259
Additional paid-in capital	657,057	625,136
Cumulative net income	80,797	81,142
Accumulated other comprehensive income	23,085	22,667
Cumulative dividends	(255,879)	(232,390)
Total stockholders’ equity	505,325	496,814
Total liabilities and stockholders' equity	$900,466	$876,425

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(Unaudited; Dollars and shares in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUES
Rental income	$26,764	$23,197	$52,892	$45,801
Other operating interest	1,046	852	2,094	1,729
	27,810	24,049	54,986	47,530

EXPENSES
Property operating	4,786	4,062	9,659	8,153
General and administrative (1)	3,787	3,610	19,992	6,926
Depreciation and amortization	9,219	8,077	18,237	16,019
	17,792	15,749	47,888	31,098

INCOME BEFORE INCOME TAXES AND OTHER ITEMS	10,018	8,300	7,098	16,432
Interest expense	(4,140)	(2,755)	(8,132)	(5,381)
Deferred income tax (expense) benefit	(50)	(16)	(85)	1
Interest and other income	749	55	774	56
NET INCOME (LOSS)	$6,577	$5,584	$(345)	$11,108

NET INCOME PER COMMON SHARE:
Net income (loss) per common share – Basic	$0.24	$0.21	$(0.07)	$0.41
Net income (loss) per common share – Diluted	$0.24	$0.21	$(0.07)	$0.41
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC	25,065	23,578	24,648	23,574
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-DILUTED	25,065	23,578	24,648	23,574
___________
(1) General and administrative expenses for the six months ended June 30, 2023 included stock-based compensation expense totaling approximately $16.0 million, including the accelerated amortization of stock-based compensation totaling approximately $11.8 million recognized upon the passing of our former CEO and President. General and administrative expenses for the six months ended June 30, 2022 included stock-based compensation expense totaling approximately $4.3 million. See Note 9.

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(Unaudited; Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

NET INCOME (LOSS)	$6,577	$5,584	$(345)	$11,108
Other comprehensive income:
Increase in fair value of cash flow hedges	9,875	4,584	4,902	15,991
Reclassification for amounts recognized as interest expense	(2,474)	635	(4,484)	1,750
Total other comprehensive income	7,401	5,219	418	17,741
COMPREHENSIVE INCOME	$13,978	$10,803	$73	$28,849

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023
(Unaudited; Dollars and shares in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid in Capital	Cumulative Net Income	Accumulated Other Comprehensive Income	Cumulative Dividends	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2023	—	$—	26,274	$263	$648,384	$74,220	$15,684	$(244,036)	$494,515
Issuance of common stock, net of issuance costs	—	—	236	2	7,943	—	—	—	7,945
Stock-based compensation, net of forfeitures	—	—	31	—	1,693	—	—	—	1,693
Shares withheld on vesting of stock-based compensation	—	—	—	—	(963)	—	—	—	(963)
Increase in fair value of cash flow hedges	—	—	—	—	—	—	9,875	—	9,875
Reclassification for amounts recognized as interest expense	—	—	—	—	—	—	(2,474)	—	(2,474)
Net income	—	—	—	—	—	6,577	—	—	6,577
Dividends to common stockholders ($0.4500 per share)	—	—	—	—	—	—	—	(11,843)	(11,843)
Balance at June 30, 2023	—	$—	26,541	$265	$657,057	$80,797	$23,085	$(255,879)	$505,325

Balance at December 31, 2022	—	$—	25,897	$259	$625,136	$81,142	$22,667	$(232,390)	$496,814
Issuance of common stock, net of issuance costs	—	—	485	5	16,846	—	—	—	16,851
Stock-based compensation, net of forfeitures	—	—	159	1	16,038	—	—	—	16,039
Shares withheld on vesting of stock-based compensation	—	—	—	—	(963)	—	—	—	(963)
Increase in fair value of cash flow hedges	—	—	—	—	—	—	4,902	—	4,902
Reclassification for amounts recognized as interest expense	—	—	—	—	—	—	(4,484)	—	(4,484)
Net loss	—	—	—	—	—	(345)	—	—	(345)
Dividends to common stockholders ($0.8975 per share)	—	—	—	—	—	—	—	(23,489)	(23,489)
Balance at June 30, 2023	—	$—	26,541	$265	$657,057	$80,797	$23,085	$(255,879)	$505,325

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
(Unaudited; Dollars and shares in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid in Capital	Cumulative Net Income	Accumulated Other Comprehensive (Loss) Income	Cumulative Dividends	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2022	—	$—	25,072	$251	$597,548	$64,647	$7,542	$(198,874)	$471,114
Stock issuance costs	—	—	—	—	(101)	—	—	—	(101)
Stock-based compensation, net of forfeitures	—	—	27	—	2,184	—	—	—	2,184
Increase in fair value of cash flow hedges	—	—	—	—	—	—	4,584	—	4,584
Reclassification for amounts recognized as interest expense	—	—	—	—	—	—	635	—	635
Net income	—	—	—	—	—	5,584	—	—	5,584
Dividends to common stockholders ($0.4400 per share)	—	—	—	—	—	—	—	(11,038)	(11,038)
Balance at June 30, 2022	—	$—	25,099	$251	$599,631	$70,231	$12,761	$(209,912)	$472,962

Balance at December 31, 2021	—	$—	24,983	$250	$595,624	$59,123	$(4,980)	$(187,905)	$462,112
Issuance of common stock	—	—	—	—	(299)	—	—	—	(299)
Stock-based compensation, net of forfeitures	—	—	116	1	4,306	—	—	—	4,307
Increase in fair value of cash flow hedges	—	—	—	—	—	—	15,991	—	15,991
Reclassification for amounts recognized as interest expense	—	—	—	—	—	—	1,750	—	1,750
Net income	—	—	—	—	—	11,108	—	—	11,108
Dividends to common stockholders ($0.8775 per share)	—	—	—	—	—	—	—	(22,007)	(22,007)
Balance at June 30, 2022	—	$—	25,099	$251	$599,631	$70,231	$12,761	$(209,912)	$472,962

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net (loss) income	$(345)	$11,108
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	18,237	16,019
Other amortization	508	419
Stock-based compensation	4,239	4,307
Accelerated amortization of stock-based compensation	11,799	—
Straight-line rent receivable	(1,737)	(1,737)
Net gain from insurance recovery on casualty loss	(706)	—
Deferred income tax expense (benefit)	85	(1)
Changes in operating assets and liabilities:
Other assets	(1,853)	(782)
Accounts payable and accrued liabilities	(233)	263
Other liabilities	(620)	(77)
Net cash provided by operating activities	29,374	29,519

INVESTING ACTIVITIES
Acquisitions of real estate	(39,712)	(28,671)
Funding of notes receivable	(1,985)	(3,000)
Proceeds from the repayment of notes receivable	2,255	1,500
Insurance proceeds from casualty loss	2,273	—
Capital expenditures on existing real estate properties	(7,884)	(3,648)
Net cash used in investing activities	(45,053)	(33,819)

FINANCING ACTIVITIES
Net borrowings on revolving credit facility	15,000	26,000
Mortgage note repayments	(63)	(69)
Dividends paid	(23,489)	(22,007)
Proceeds from issuance of common stock	16,944	—
Taxes paid on behalf of employees and shares withheld upon share vestings	(964)	—
Equity issuance costs	(141)	(133)
Net cash provided by financing activities	7,287	3,791
Decrease in cash and cash equivalents and restricted cash	(8,392)	(509)
Cash and cash equivalents and restricted cash, beginning of period	12,068	2,867
Cash and cash equivalents and restricted cash, end of period	$3,676	$2,358

Supplemental Cash Flow Information:
Interest paid (net of capitalized interest)	$7,868	$5,053
Invoices accrued for construction, tenant improvement and other capitalized costs	$3,776	$1,395
Reclassification of registration statement costs incurred in prior year to equity issuance costs	$91	$221
Increase in fair value of cash flow hedges	$4,902	$15,991
Income taxes paid	$69	$42
Capitalized interest	$349	$364
See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Overview
Community Healthcare Trust Incorporated (the ‘‘Company’’, ‘‘we’’, ‘‘our’’) was organized in the State of Maryland on March 28, 2014. The Company is a fully-integrated healthcare real estate company that owns and acquires real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers. As of June 30, 2023, the Company had investments of approximately $991.2 million in 184 real estate properties (including a portion of one property accounted for as a sales-type lease with a gross amount totaling approximately $3.0 million and one property classified as an asset held for sale with a gross amount totaling approximately $1.3 million (see Note 10 – Other Assets, net and Note 4 – Real Estate Acquisitions and Dispositions, respectively)). The properties are located in 34 states, totaling approximately 4.0 million square feet in the aggregate and were approximately 91.7% leased at June 30, 2023 with a weighted average remaining lease term of approximately 7.1 years. Any references to square footage, property count, or occupancy percentages, and any amounts derived from these values in these notes to the Condensed Consolidated Financial Statements, are outside the scope of our independent registered public accounting firm's review.

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

	Balance as of June 30,
(Dollars in thousands)	2023	2022
Cash and cash equivalents	$2,627	$1,699
Restricted cash	1,049	659
Cash, cash equivalents and restricted cash	$3,676	$2,358

Income Taxes
The Company has elected to be taxed as a real estate investment trust ("REIT"), as defined under the Internal Revenue Code of 1986, as amended (the "Code"). The Company and two subsidiaries have also elected for those

Notes to Condensed Consolidated Financial Statements - Continued
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

NOTE 2. REAL ESTATE PROPERTIES

As of June 30, 2023, we had investments of approximately $991.2 million in 184 real estate properties (including a portion of one property accounted for as a sales-type lease with a gross amount totaling approximately $3.0 million and one property classified as held for sale with a gross amount totaling approximately $1.3 million). The Company's investments are diversified by property type, geographic location, and tenant as shown in the following tables:

Property Type	# of Properties	Gross Investment (in thousands)
Medical Office Building	85	$390,389
Inpatient Rehabilitation Facilities	7	151,234
Acute Inpatient Behavioral	5	130,410
Specialty Centers	37	119,865
Physician Clinics	30	86,602
Surgical Centers and Hospitals	10	52,762
Behavioral Specialty Facilities	9	45,019
Long-term Acute Care Hospitals	1	14,937
Total	184	$991,218

State	# of Properties	Gross Investment (in thousands)
Texas	16	$138,913
Illinois	16	121,755
Ohio	25	110,285
Florida	22	96,249
Pennsylvania	13	42,408
All Others	92	481,608
Total	184	$991,218

Primary Tenant	# of Properties	Gross Investment (in thousands)
Lifepoint Health (1)	5	$82,337
US HealthVest	3	77,964
GenesisCare	9	31,047
All Others	167	799,870
Total	184	$991,218
____________
(1) During the first quarter of 2023, Everest Rehabilitation assigned its leases to Lifepoint Health on four properties in which the Company had a gross investment totaling $80.7 million at June 30, 2023.

Notes to Condensed Consolidated Financial Statements - Continued
GenesisCare Bankruptcy
On June 1, 2023, GenesisCare and certain of its affiliates ("GenesisCare") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On June 27, 2023, the U.S. Bankruptcy Court for the Southern District of Texas approved GenesisCare’s request to reject certain unexpired real property leases including one lease of approximately 11,000 square feet with CHCT North Carolina, LLC, a subsidiary of the Company. At June 30, 2023, GenesisCare was the sole tenant in seven of our properties and a tenant in two of our multi-tenanted properties, representing approximately 3.1% of our gross real estate properties, or approximately 119,000 square feet. Other than the one rejected lease noted above, GenesisCare has met substantially all of its lease payment obligations due to the Company through July 2023. The Company has engaged counsel to monitor the GenesisCare bankruptcy progress and any additional potential impacts to the Company.

NOTE 3. REAL ESTATE LEASES

Lessor Accounting
The Company’s properties are generally leased pursuant to non-cancelable, fixed-term operating leases with expiration dates through 2042. The Company’s leases generally require the lessee to pay minimum rent, with fixed rent renewal terms or increases based on a Consumer Price Index and may also include additional rent, which may include the reimbursement of taxes (including property taxes), insurance, maintenance and other operating costs associated with the leased property.

Some leases provide the lessee, during the term of the lease, with an option or right of first refusal to purchase the leased property. Some leases also allow the lessee to renew or extend their lease term or in some cases terminate their lease, based on conditions provided in the lease.

Future minimum lease payments under the non-cancelable operating leases due to the Company for the years ending December 31, as of June 30, 2023, are as follows (in thousands):

2023 (six months ended December 31)	$46,294
2024	89,080
2025	82,644
2026	72,506
2027	66,194
2028 and thereafter	343,830
$700,548

Rental income is recognized as earned over the life of the lease agreement on a straight-line basis when collection of rental payments over the term of the lease is probable. Straight-line rent included in rental income was approximately $0.8 million and $0.9 million, respectively, for the three months ended June 30, 2023 and 2022, and was approximately $1.7 million for each of the six months ended June 30, 2023 and 2022.

Purchase Option Provisions
Certain of the Company's leases provide the lessee with a purchase option or a right of first refusal to purchase the leased property. The purchase option provisions generally allow the lessee to purchase the leased property at fair value or at an amount greater than the Company's gross investment in the leased property at the time of the purchase. At June 30, 2023, the Company had an aggregate gross investment of approximately $43.3 million in 12 real estate properties with purchase options exercisable at June 30, 2023 that had not been exercised.

Notes to Condensed Consolidated Financial Statements - Continued
Sales-type Lease
The Company has a portion of one property accounted for as a sales-type lease with a gross amount totaling approximately $3.0 million included in other assets, net on the Company's Condensed Consolidated Balance Sheets. Future lease payments due to the Company under this lease for the years ending December 31, as of June 30, 2023, are as follows (in thousands):

2023 (six months ended December 31)	$170
2024	346
2025	356
2026	367
2027	378
2028 and thereafter	5,210
Total undiscounted lease receivable	6,827
Discount	(3,794)
Lease receivable	$3,033

The Company recognized interest income of approximately $0.1 million during each of the three months ended June 30, 2023 and 2022 and recognized interest income of approximately $0.2 million during each of the six months ended June 30, 2023 and 2022 related to this lease which is included in other operating interest on the Company's Consolidated Statements of Income.

Lessee Accounting
At June 30, 2023, the Company was obligated, as the lessee, under four non-prepaid ground leases accounted for as operating leases with expiration dates, including renewal options, through 2076, and two non-prepaid ground leases accounted for as financing leases with expiration dates through 2109, including renewal options. Any rental increases related to the Company's ground leases are generally either stated or based on the Consumer Price Index. The Company's future lease payments under these non-prepaid ground leases were as follows (in thousands):

	Operating	Financing
2023 (six months ended December 31)	$21	$70
2024	43	154
2025	44	154
2026	44	154
2027	45	154
2028 and thereafter	1,148	6,956
Total undiscounted lease payments	1,345	7,642
Discount	(565)	(4,364)
Lease liabilities	$780	$3,278

The following table discloses other information regarding the ground leases.

	Three Months Ended June 30,
	2023	2022
Operating leases:
Weighted-average remaining lease term in years (including renewal options)	35.7	36.4
Weighted-average discount rate	4.0%	4.0%

Financing leases:
Weighted-average remaining lease term in years (including renewal options)	40.3	36.5
Weighted-average discount rate	4.2%	4.1%

Notes to Condensed Consolidated Financial Statements - Continued
NOTE 4. REAL ESTATE ACQUISITIONS AND DISPOSITIONS

Acquisitions
During the second quarter of 2023, the Company acquired three real estate properties and one land parcel. Upon acquisition, the properties were 98.3% leased in the aggregate with lease expirations through 2033. Amounts reflected in revenues and net income for these properties for the three months ended June 30, 2023 were approximately $0.1 million and $32,000, respectively, and transaction costs totaling approximately $0.4 million were capitalized relating to these property acquisitions.

During the first quarter of 2023, the Company acquired seven real estate properties. Upon acquisition, the properties were 100.0% leased in the aggregate with lease expirations through 2031. Amounts reflected in revenues and net income for these properties for the six months ended June 30, 2023 were approximately $1.3 million and $0.3 million, respectively, and transaction costs totaling approximately $0.4 million were capitalized relating to these property acquisitions.

The following table summarizes our property acquisitions for the six months ended June 30, 2023:

Location	Property Type (1)	Date Acquired	Purchase Price	Cash Consideration	Real Estate	Other (2)	Square Footage
			(000's)	(000's)	(000's)	(000's)
LaGrange, GA	MOB	01/18/23	$8,007	$8,087	$8,118	$(31)	55,310
West Point, GA	MOB	01/18/23	811	819	822	(3)	5,600
Canton, OH	MOB	01/30/23	3,669	3,706	4,287	(581)	27,920
Scranton, PA	MOB	02/23/23	1,957	2,165	2,317	(152)	22,743
Scranton, PA	MOB	02/23/23	2,207	2,366	2,340	26	15,768
LaGrange, GA	MOB	03/06/23	6,469	6,458	6,622	(164)	31,473
LaGrange, GA	MOB	03/06/23	249	294	300	(6)	2,972
Lakeland, FL	Land	04/03/23	838	845	846	(1)	—
Hermitage, PA	MOB	05/04/23	4,218	4,382	4,529	(147)	25,982
San Antonio, TX	MOB	05/22/23	2,772	2,783	3,031	(248)	12,376
Clinton, MD	MOB	06/21/23	7,850	7,807	7,867	(60)	37,344
			$39,047	$39,712	$41,079	$(1,367)	237,488

(1) MOB - Medical Office Building
(2) Includes other assets acquired, liabilities assumed, and above and below-market intangibles recognized at acquisition.

The following table summarizes the relative fair values of the assets acquired and liabilities assumed in the property acquisitions for the six months ended June 30, 2023.

	Relative Fair Value	Estimated Useful Life
	(in thousands)	(in years)
Land and land improvements	$10,051	6.9
Building and building improvements	25,427	23.6
Intangibles:
At-market lease intangibles	5,601	3.8
Above-market lease intangibles	481	3.6
Below-market lease intangibles	(1,644)	5.9
Total intangibles	4,438
Accounts payable, accrued liabilities and other liabilities assumed	(282)
Accounts receivable and other assets acquired	242
Prorated rent, interest and operating expense reimbursement amounts collected	(164)
Total cash consideration	$39,712

Notes to Condensed Consolidated Financial Statements - Continued

Asset Held for Sale
The Company incurred property damage due to vandalism at a property in Houston, Texas which was covered by our insurance policies. The Company estimated the fair value of the damaged property and recorded a casualty loss, for the difference between the estimated fair value less costs to sale and the insurance proceeds received. The Company determined that the estimated amount of the casualty loss was approximately $1.6 million and received insurance proceeds totaling $2.3 million, resulting in a net casualty gain of approximately $0.7 million which was included in Interest and other income on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023.

At June 30, 2023, the Company committed to a plan to dispose of the property in Houston, Texas and classified the property as an asset held for sale totaling approximately $1.3 million which was included in Other assets, net and classified liabilities related to the property as liabilities held for sale totaling approximately $56,000 which were included in Other liabilities, net on the Condensed Consolidated Balance Sheet.

NOTE 5. DEBT, NET

The table below details the Company's debt as of June 30, 2023 and December 31, 2022.

	Balance as of
(Dollars in thousands)	June 30, 2023	December 31, 2022	Maturity Dates

Credit Facility:
Revolving Credit Facility	$15,000	$—	3/26
A-3 Term Loan, net	74,670	74,609	3/26
A-4 Term Loan, net	124,465	124,409	3/28
A-5 Term Loan, net	149,124	149,059	3/30
Mortgage Note Payable, net	4,868	4,920	5/24
	$368,127	$352,997

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

Notes to Condensed Consolidated Financial Statements - Continued
Under the First Amendment, amounts outstanding under the Revolving Credit Facility will bear interest at a floating rate based on the Company's option, on either: (i) adjusted term SOFR or adjusted daily simple SOFR plus 1.25% to 1.90% or (ii) a base rate plus 0.25% to 0.90% in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.20% of the amount of the unused portion of the Revolving Credit Facility if amounts borrowed are greater than 33.3% of the borrowing capacity under the Revolving Credit Facility and 0.25% of the unused portion of the Revolving Credit Facility if amounts borrowed are less than or equal to 33.3% of the borrowing capacity under the Revolving Credit Facility. The Company had $15.0 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 6.80% and a borrowing capacity remaining of $135.0 million at June 30, 2023.

Under the First Amendment, amounts outstanding under the Term Loans will bear interest at a floating rate that is based, at the Company's option, on either (i) adjusted term SOFR or adjusted daily SOFR plus 1.45% to 2.30% or (ii) a base rate plus 0.45% to 1.30%, in each case, depending upon the Company’s leverage ratio. The Company has entered into interest rate swaps to fix the interest rates on the Term Loans. See Note 6 – Derivative Financial Instruments for more details on the interest rate swaps. At June 30, 2023, the Company had $350.0 million outstanding under the Term Loans which had a fixed weighted average interest rate under the swaps of approximately 4.3%.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. The Company was in compliance with its financial covenants under its Credit Facility as of June 30, 2023.

Mortgage Note Payable
The Company's mortgage note payable is secured by a building which had a $6.5 million carrying balance at June 30, 2023. The mortgage note amortizes monthly at a fixed interest rate of 4.98% with a balloon payment of approximately $4.8 million due upon maturity on May 1, 2024.

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

As of June 30, 2023, the Company had seventeen outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk for notional amounts totaling $350.0 million, including two forward-starting interest rate swaps for notional amounts totaling $50.0 million, which will not become effective until March 29, 2024.

Notes to Condensed Consolidated Financial Statements - Continued
Tabular Disclosure of Fair Value of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022.

	Asset Derivatives Fair Value at			Liability Derivatives Fair Value at
(Dollars in thousands)	June 30, 2023	December 31, 2022	Balance Sheet Classification	June 30, 2023	December 31, 2022	Balance Sheet Classification
Interest rate swaps	$23,085	$22,667	Other assets, net	$—	$—	Other liabilities, net

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income ("AOCI") and are subsequently reclassified to interest expense in the period that the hedged forecasted transaction affects earnings.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s Term Loans. During the next twelve months, the Company estimates that an additional $10.5 million will be reclassified from AOCI as a decrease to interest expense.

Tabular Disclosure of the Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Amount of unrealized gain recognized in OCI on derivatives	$9,875	$4,584	$4,902	$15,991
Amount of (gain) loss reclassified from AOCI into interest expense	$(2,474)	$635	$(4,484)	$1,750
Total interest expense presented in the Condensed Consolidated Statements of Operations in which the effects of the cash flow hedges are recorded	$4,140	$2,755	$8,132	$5,381

Tabular Disclosures of Offsetting Derivatives
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of June 30, 2023 and December 31, 2022. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Condensed Consolidated Balance Sheets.

Offsetting of Derivative Assets (as of June 30, 2023)
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$23,085	$—	$23,085	$—	$—	$23,085

Offsetting of Derivative Liabilities (as of June 30, 2023)
Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$—	$—	$—	$—	$—	$—

Notes to Condensed Consolidated Financial Statements - Continued

Offsetting of Derivative Assets (as of December 31, 2022)
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$22,667	$—	$22,667	$—	$—	$22,667

Offsetting of Derivative Liabilities (as of December 31, 2022)
Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$—	$—	$—	$—	$—	$—

Credit-risk-related Contingent Features
As of June 30, 2023, the Company did not have any derivatives in a net liability position. As of June 30, 2023, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company terminated these interest rate swaps or breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.

NOTE 7. STOCKHOLDERS' EQUITY

Common Stock
The following table provides a reconciliation of the beginning and ending common stock balances for the six months ended June 30, 2023 and for the year ended December 31, 2022:

(In thousands)	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Balance, beginning of period	25,897	24,983
Issuance of common stock	485	600
Restricted stock issued	190	318
Restricted stock withheld and forfeited	(31)	(4)
Balance, end of period	26,541	25,897
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

Notes to Condensed Consolidated Financial Statements - Continued
The Company's activity under the ATM Program during the six months ended June 30, 2023 is detailed in the table below. As of June 30, 2023, the Company had approximately $461.5 million remaining that may be issued under the ATM Program.

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Shares issued (in thousands)	236	485
Net proceeds received (in millions) (1)	$8.0	$16.9
Average gross sales price per share	$34.45	$35.60
___________
(1) Net proceeds totaling $0.7 million were received on April 3, 2023 relating to shares sold and issued in March 2023.

NOTE 8. NET INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income (loss) per common share for the three and six months ended June 30, 2023 and 2022, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2023	2022	2023	2022
Net income (loss)	$6,577	$5,584	$(345)	$11,108
Participating securities' share in earnings	(550)	(668)	(1,373)	(1,327)
Net income (loss), less participating securities' share in earnings	$6,027	$4,916	$(1,718)	$9,781

Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	26,358	25,087	26,202	25,074
Unvested restricted shares	(1,293)	(1,509)	(1,554)	(1,500)
Weighted average Common Shares outstanding–Basic	25,065	23,578	24,648	23,574
Dilutive potential common shares	—	—	—	—
Weighted average Common Shares outstanding –Diluted	25,065	23,578	24,648	23,574

Basic Net Income (Loss) per Common Share	$0.24	$0.21	$(0.07)	$0.41

Diluted Net Income (Loss) per Common Share	$0.24	$0.21	$(0.07)	$0.41

Notes to Condensed Consolidated Financial Statements - Continued
NOTE 9. STOCK INCENTIVE PLAN

A summary of the activity under the Company's 2014 Incentive Plan, as amended, for the three and six months ended June 30, 2023 and 2022 is included in the table below, as well as compensation expense recognized from the amortization of the value of shares over the applicable vesting periods.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in thousands)	2023	2022	2023	2022
Stock-based awards, beginning of period	1,836	1,502	1,708	1,416
Stock in lieu of compensation	22	8	84	52
Stock awards	39	19	106	67
Total stock granted	61	27	190	119
Vested shares (1)	(692)	(17)	(692)	(22)
Forfeited shares	(2)	—	(3)	(1)
Stock-based awards, end of period	1,203	1,512	1,203	1,512
Amortization expense (1)	$1,692	$2,184	$16,038	$4,307
___________
(1) Amortization expense for the six months ended June 30, 2023 included the accelerated amortization totaling $11.8 million recognized during the three months ended March 31, 2023, upon the passing of our former CEO and President. These shares vested during the three months ended June 30, 2023.

Accelerated Amortization and Vesting of Restricted Stock
The Company's former CEO and President, Timothy Wallace, passed away in March 2023. At the time of his passing, Mr. Wallace had 624,725 shares of restricted stock that had not been fully amortized. In accordance with the terms of his employment agreement, the Company accelerated the unamortized remaining balance of deferred compensation related to his unvested shares and recognized an additional $11.8 million of amortization expense in the first quarter of 2023.

NOTE 10. OTHER ASSETS, NET

Other assets, net on the Company's Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 are detailed in the table below.

	Balance as of
(Dollars in thousands)	June 30, 2023	December 31, 2022
Notes receivable	$32,435	$32,705
Accounts and interest receivable	3,622	2,679
Straight-line rent receivable	17,176	15,429
Prepaid assets	1,685	980
Deferred financing costs, net	577	683
Leasing commissions, net	2,081	1,848
Deferred tax assets, net	221	306
Fair value of interest rate swaps	23,085	22,667
Above-market lease intangible assets, net	2,554	2,399
Sales-type lease receivable	3,033	3,035
Financing right-of-use asset	2,515	2,545
Asset held for sale	1,254	—
Operating lease right-of-use assets	744	759
Other	629	496
	$91,611	$86,531

Notes to Condensed Consolidated Financial Statements - Continued
The Company's notes receivable mainly included:

•At June 30, 2023 and December 31, 2022, notes receivable included a $7.5 million and $9.0 million, respectively, term loan, secured by all assets and ownership interests in seven long-term acute care hospitals and one inpatient rehabilitation hospital owned by the borrower. The term loan will be repaid in equal monthly installments of $250,000 through the maturity date of December 31, 2025 and bears interest at 9% per annum.

•At June 30, 2023 and December 31, 2022, notes receivable included a term loan totaling $17.0 million and a revolving credit facility totaling $5.4 million and $5.0 million, respectively, secured by assets and ownership interests of six geriatric behavioral hospitals and affiliated companies all of which are co-borrowers on the loans. The term loan bears interest at 9% per annum, with interest only payments due initially and then equal monthly installments of principal payments due beginning March 31, 2024. The term loan facility matures on December 31, 2032. The revolving credit facility bears interest at 9% per annum and matures on December 31, 2025. In addition, the Company has committed to fund, at the Company’s discretion, additional amounts, up to $5.0 million with interest at 9% per annum on any amount funded, that may be used by the borrower to pay existing liabilities of co-borrowers. The term loan, the revolving credit facility and the additional commitment all include a 3% per annum non-cash interest charge that is due and payable upon the earlier of the repayment or maturity of each note.

•At June 30, 2023 and December 31, 2022, notes receivable included a $2.5 million and $1.7 million, respectively, revolving credit facility. Commencing on October 1, 2023, the revolving credit facility will be repaid in equal monthly installments of $40,000 through the maturity date of April 1, 2027. The revolving credit facility bears interest at 9% per annum, as well as a 3% per annum non-cash interest charge that is due and payable upon the earlier of the repayment or maturity of the note.

The Company identified the borrowers of these notes as variable interest entities ("VIEs"), but management determined that the Company was not the primary beneficiary of the VIEs because we lack either directly or through related parties any material decision-making rights or control of the entities that impact the borrowers' economic performance. We are not obligated to provide support beyond our stated commitment to the borrowers, and accordingly our maximum exposure to loss as a result of this relationship is limited to the amount of our outstanding notes receivable. The VIEs that we have identified at June 30, 2023 are summarized in the table below.

Classification	Carrying Amount (in thousands)	Maximum Exposure to Loss (in thousands)
Note receivable (term loan)	$7,500	$7,500
Note receivable (revolving credit facility)	$5,435	$5,435
Note receivable (term loan)	$17,000	$17,000
Note receivable (revolving credit facility)	$2,500	$2,500

Notes to Condensed Consolidated Financial Statements - Continued
NOTE 11. OTHER LIABILITIES, NET

Other liabilities, net on the Company's Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 are detailed in the table below.

	Balance as of
(Dollars in thousands)	June 30, 2023	December 31, 2022
Prepaid rent	$5,579	$3,853
Security deposits	3,662	5,766
Below-market lease intangibles, net	2,439	1,075
Financing lease liability	3,278	3,279
Operating lease liability	780	786
Liabilities held for sale	56	—
Other	615	478
	$16,409	$15,237

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

The table below details the fair values and carrying values for our notes receivable, interest rate swaps, and mortgage note payable at June 30, 2023 and December 31, 2022, using level 2 inputs.

	June 30, 2023		December 31, 2022
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable	$32,435	$32,604	$32,705	$32,716
Interest rate swap asset	$23,085	$23,085	$22,667	$22,667
Mortgage note payable (principal amount)	$4,884	$4,729	$4,947	$4,761

Notes to Condensed Consolidated Financial Statements - Continued
NOTE 13. SUBSEQUENT EVENTS

Dividend Declared
On July 27, 2023, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.4525 per share. The dividend is payable on August 25, 2023 to stockholders of record on August 11, 2023.

Acquisitions
Subsequent to June 30, 2023, the Company acquired three medical office buildings and one inpatient rehabilitation facility in two separate transactions for an aggregate purchase price of approximately $35.6 million and cash consideration of approximately $35.7 million. Upon acquisition, the properties were 100.0% leased with lease expirations through 2038.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements
This report and other materials that Community Healthcare Trust Incorporated (the "Company") has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by management of the Company, contain, or will contain, statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “believes”, “expects”, “may”, "will', “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates”, “anticipates” or other similar words or expressions, including the negative thereof. Forward-looking statements are based on certain assumptions and can include future expectations, future plans and strategies, financial and operating projections or other forward-looking information. Such forward-looking statements reflect management’s current beliefs and are based on information currently available to management. Because forward-looking statements relate to future events, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company’s control. Thus, the Company’s actual results and financial condition may differ materially from those indicated in such forward-looking statements. Some factors that might cause such a difference include the following: general volatility of the capital markets and the market price of the Company’s common stock, changes in the Company’s business strategy, availability, terms and deployment of capital, the Company’s ability to refinance existing indebtedness at or prior to maturity on favorable terms, or at all, changes in the real estate industry in general, interest rates or the general economy, adverse developments related to the healthcare industry, changes in governmental regulations, the degree and nature of the Company’s competition, the ability to consummate acquisitions under contract, catastrophic or extreme weather and other natural events and the physical effects of climate change, the occurrence of cyber incidents, effects on global and national markets as well as businesses resulting from increased inflation, rising interest rates, supply chain disruptions, labor conditions, and/or the conflict between Russia and Ukraine, and the other factors described in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and the Company’s other filings with the Securities and Exchange Commission from time to time. Readers are therefore cautioned not to place undue reliance on the forward-looking statements contained herein which speak only as of the date hereof. The Company intends these forward-looking statements to speak only as of the time of this report and the Company undertakes no obligation to update forward-looking statements, whether as a result of new information, future developments, or otherwise, except as may be required by law.

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
During the first six months of 2023, the Company acquired 10 real estate properties and a land parcel adjacent to one of our facilities totaling approximately 237,488 square feet for an aggregate purchase price of approximately $39.0 million and cash consideration of approximately $39.7 million. Upon acquisition, the properties were 99.5% leased in the aggregate with lease expirations through 2033. These acquisitions were funded through the Company's free cash flow, proceeds from equity sales through the ATM program, and the Company's Revolving Credit Facility. See Note 4 – Real Estate Acquisitions and Dispositions to the Condensed Consolidated Financial Statements for more details on these acquisitions.

Subsequent Acquisitions
Subsequent to June 30, 2023, the Company acquired three medical office buildings and one inpatient rehabilitation facility in two separate transactions for an aggregate purchase price of approximately $35.6 million and cash consideration of approximately $35.7 million. Upon acquisition, the properties were 100.0% leased with lease expirations through 2038.

Acquisition Pipeline
The Company has three properties under definitive purchase agreements for an aggregate expected purchase price of approximately $16.1 million. The Company's expected returns on these investments range from 9.2% to 10.3%. The Company expects to close on these properties in the third quarter of 2023; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

The Company also has eight properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $191.0 million. The Company's expected return on these investments will approximate 9.1% to 9.75%. The Company anticipates closing on these properties throughout 2023, 2024 and 2025; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

Leased Square Footage
As of June 30, 2023, our real estate portfolio was approximately 91.7% leased. During the first six months of 2023, we had expiring or terminated leases related to approximately 189,000 square feet, and we leased or renewed leases relating to approximately 158,000 square feet.

Purchase Option Provisions
Certain of the Company's leases provide the lessee with a purchase option or a right of first refusal to purchase the leased property. The purchase option provisions generally allow the lessee to purchase the leased property at fair value or at an amount greater than the Company's gross investment in the leased property at the time of the purchase.

At June 30, 2023, the Company had an aggregate gross investment of approximately $43.3 million in 12 real estate properties with purchase options exercisable at June 30, 2023 that had not been exercised.

Inflation
Inflation has been increasing significantly and a prolonged period of high and persistent inflation could cause an increase in our expenses, capital expenditures, and cost of our variable-rate borrowings which could have a material impact on our financial position or results of operations. Many of our lease agreements contain provisions designed to mitigate the adverse impact of inflation, including annual rent increases based on stated increases or CPI increases. In response to inflationary pressures, the Federal Reserve began raising interest rates in 2022 and has indicated that it foresees further interest rate increases throughout 2023. Higher interest rates imposed by the Federal Reserve to address inflation may adversely impact real estate asset values and increase our interest expense on our variable-rate borrowings under our revolving credit facility.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Results of Operations
The Company's results of operations for the three and six months ended June 30, 2023 compared to the same periods in 2022 were impacted by real estate acquisitions, capital market activity, the amortization of non-cash compensation, including the non-cash accelerated amortization of unvested restricted shares upon the passing of the Company's former CEO and President, as well as other items discussed in more detail below.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
The table below shows our results of operations for the three months ended June 30, 2023 compared to the same period in 2022 and the effect of changes in those results from period to period on our net income.

	Three Months Ended June 30,		Increase (Decrease) to Net income
(Dollars in thousands)	2023	2022	$	%
REVENUES
Rental income	$26,764	$23,197	$3,567	15.4%
Other operating interest	1,046	852	194	22.8%
	27,810	24,049	3,761	15.6%
EXPENSES
Property operating	4,786	4,062	(724)	(17.8)%
General and administrative	3,787	3,610	(177)	(4.9)%
Depreciation and amortization	9,219	8,077	(1,142)	(14.1)%
	17,792	15,749	(2,043)	(13.0)%

INCOME BEFORE INCOME TAXES AND OTHER ITEMS	10,018	8,300	1,718	20.7%
Interest expense	(4,140)	(2,755)	(1,385)	(50.3)%
Deferred income tax expense	(50)	(16)	(34)	n/m
Interest and other income	749	55	694	n/m
NET INCOME	$6,577	$5,584	$993	17.8%
n/m - not meaningful

Revenues
Rental income increased approximately $3.6 million, or 15.4%, for the three months ended June 30, 2023 compared to the same period in 2022. Income on properties acquired during 2022 and 2023 increased rental income by approximately $3.4 million.

Other operating interest increased $0.2 million, or 22.8%, for the three months ended June 30, 2023 compared to the same period in 2022 due mainly to additional amounts funded under existing notes receivable.

Expenses
Property operating expenses increased approximately $0.7 million, or 17.8%, for the three months ended June 30, 2023 compared to the same period in 2022. Expenses on properties acquired during 2022 and 2023 increased property operating expenses by approximately $0.6 million.

General and administrative expenses increased approximately $0.2 million, or 4.9%, for the three months ended June 30, 2023 compared to the same period in 2022 due mostly to an increase in professional fees.

Depreciation and amortization expense increased approximately $1.1 million, or 14.1%, for the three months ended June 30, 2023 compared to the same period in 2022. This increase was comprised mainly of the following:

•Acquisitions of real estate in 2022 and 2023 resulted in an increase of approximately $1.4 million;

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
•Tenant improvements and other capital expenditures resulted in an increase of approximately $0.2 million; and
•Fully amortized real estate lease intangibles which generally have a shorter depreciable life than a building resulted in a decrease of approximately $0.5 million.

Interest expense
Interest expense increased approximately $1.4 million, or 50.3%, for the three months ended June 30, 2023 compared to the same period in 2022. Contractual interest due under the Credit Facility increased approximately $1.4 million due mainly to the Credit Facility refinancing in the fourth quarter of 2022 (See Note 5 to the Condensed Consolidated Financial Statements), along with a rise in interest rates.

Interest and other income
Interest and other income increased approximately $0.7 million for the three months ended June 30, 2023 compared to the same period in 2022. During the three months ended June 30, 2023, the Company recognized a net casualty gain relating to a property totaling $0.7 million. (See Note 4 to the Condensed Consolidated Financial Statements for more detail.)

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

The table below shows our results of operations for the six months ended June 30, 2023 compared to the same period in 2022 and the effect of changes in those results from period to period on our net income.

	Six Months Ended June 30,		Increase (Decrease) to Net income
(Dollars in thousands)	2023	2022	$	%
REVENUES
Rental income	$52,892	$45,801	$7,091	15.5%
Other operating interest	2,094	1,729	365	21.1%
	54,986	47,530	7,456	15.7%
EXPENSES
Property operating	9,659	8,153	(1,506)	(18.5)%
General and administrative	19,992	6,926	(13,066)	n/m
Depreciation and amortization	18,237	16,019	(2,218)	(13.8)%
	47,888	31,098	(16,790)	(54.0)%

INCOME BEFORE INCOME TAXES AND OTHER ITEMS	7,098	16,432	(9,334)	(56.8)%
Interest expense	(8,132)	(5,381)	(2,751)	(51.1)%
Deferred income tax (expense) benefit	(85)	1	(86)	n/m
Interest and other income	774	56	718	n/m
NET (LOSS) INCOME	$(345)	$11,108	$(11,453)	(103.1)%
n/m - not meaningful

Revenues
Rental income increased approximately $7.1 million, or 15.5%, for the six months ended June 30, 2023 compared to the same period in 2022. Income on properties acquired during 2022 and 2023 increased rental income by approximately $6.7 million.

Other operating interest increased $0.4 million, or 21.1%, for the six months ended June 30, 2023 compared to the same period in 2022 due mainly to additional amounts funded under existing notes receivable.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Expenses
Property operating expenses increased approximately $1.5 million, or 18.5%, for the six months ended June 30, 2023 compared to the same period in 2022. Expenses on properties acquired during 2022 and 2023 increased property operating expenses by approximately $1.2 million.

General and administrative expenses increased approximately $13.1 million for the six months ended June 30, 2023 compared to the same period in 2022 due to several factors. In accordance with the terms of the Company's former CEO and President's employment agreement, the Company accelerated the unamortized remaining balance of deferred compensation related to his unvested shares and recognized an additional $11.8 million of non-cash amortization expense in the first quarter of 2023. Also, compensation expense increased approximately $0.7 million for the six months ended June 30, 2023 compared to the same period in 2022, of which approximately $0.3 million related to the payment of employer taxes due upon the accelerated vesting of the Company's former CEO and President's shares, and the remainder related mainly to new employees and salary increases. Further, professional fees increased approximately $0.4 million for the six months ended June 30, 2023 compared to the same period in 2022, of which $0.1 million related to audit and accounting fees and $0.3 million related mainly to legal fees. The increase in legal fees was largely related to the passing of our former CEO and President, including related executive and board matters.

Depreciation and amortization expense increased approximately $2.2 million, or 13.8%, for the six months ended June 30, 2023 compared to the same period in 2022. This increase was comprised mainly of the following:

•Acquisitions of real estate in 2022 and 2023 resulted in an increase of approximately $2.7 million;
•Tenant improvements and other capital expenditures resulted in an increase of approximately $0.4 million; and
•Fully amortized real estate lease intangibles which generally have a shorter depreciable life than a building resulted in a decrease of approximately $0.9 million.

Interest expense
Interest expense increased approximately $2.8 million, or 51.1%, for the six months ended June 30, 2023 compared to the same period in 2022. Contractual interest due under the Credit Facility increased approximately $2.7 million due to the Credit Facility refinancing in the fourth quarter of 2022 (See Note 5 to the Condensed Consolidated Financial Statements), along with a rise in interest rates.

Interest and other income
Interest and other income increased approximately $0.7 million for the six months ended June 30, 2023 compared to the same period in 2022. During the three months ended June 30, 2023, the Company recognized a net casualty gain relating to a property totaling $0.7 million. See Note 4 to the Condensed Consolidated Financial Statements for more detail.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
The table below reconciles net income to FFO and AFFO for the three months ended June 30, 2023 compared to the same period in 2022.

	Three Months Ended June 30,
(In thousands, except per share amounts)	2023	2022
Net income	$6,577	$5,584
Real estate depreciation and amortization	9,293	8,141
FFO (2)	15,870	13,725
Straight-line rent	(819)	(917)
Stock-based compensation	1,692	2,184
Net gain from insurance recovery on casualty loss	(706)	—
AFFO	$16,037	$14,992
FFO per diluted common share (2)	$0.62	$0.57
AFFO per diluted common share	$0.63	$0.62
Weighted average common shares outstanding - diluted (1)	25,650	24,247
___________________

(1) Diluted weighted average common shares outstanding for FFO and AFFO are calculated based on the treasury method, rather than the 2-class method used to calculate earnings per share.
(2) FFO includes a $0.7 million net casualty gain from insurance proceeds received related to one property that was vandalized. The net gain increased FFO by $0.03 per diluted share for the three months ended June 30, 2023 (See Note 4 to the Condensed Consolidated Financial Statements).

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

The table below reconciles net income to NOI for the three months ended June 30, 2023 compared to the same period in 2022.

	Three Months Ended June 30,
(In thousands)	2023	2022
Net income	$6,577	$5,584
General and administrative	3,787	3,610
Depreciation and amortization	9,219	8,077
Interest expense	4,140	2,755
Deferred income tax expense	50	16
Interest and other income	(749)	(55)
NOI	$23,024	$19,987

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

The table below reconciles net income to EBITDAre and Adjusted EBITDAre for the three months ended June 30, 2023 compared to the same period in 2022.

	Three Months Ended June 30,
(In thousands)	2023	2022
Net income	$6,577	$5,584
Interest expense	4,140	2,755
Depreciation and amortization	9,219	8,077
Deferred income tax expense	50	16
EBITDAre	$19,986	$16,432
Non-cash stock-based compensation expense	1,692	2,184
Net gain from insurance recovery on casualty loss	(706)	—
Adjusted EBITDAre	$20,972	$18,616

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

Financing Policy
The Company’s current financing policy prohibits aggregate debt (secured or unsecured) in excess of 40% of the Company's total capitalization, except for short-term, transitory periods. At June 30, 2023, our debt to total capitalization ratio (debt plus stockholders' equity plus accumulated depreciation) was approximately 34.9%.

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
The Company's first amendment (the "First Amendment") to the third amended and restated credit facility (the "Credit Facility") provides for a $150.0 million Revolving Credit Facility that matures on March 19, 2026 and includes one 12-month option to extend the maturity date, and $350.0 million in Term Loans, as well as an accordion feature which allows borrowings up to a total of $700.0 million, including the ability to add and fund additional term loans. Note 5 – Debt, net to the Condensed Consolidated Financial Statements provides more details on the Company's Credit Facility. At June 30, 2023, the Company had borrowing capacity remaining under the Revolving Credit Facility of approximately $135.0 million.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. The Company was in compliance with its financial covenants under its Credit Facility as of June 30, 2023.

Mortgage Note Payable
The Company also had outstanding at June 30, 2023, a $4.9 million mortgage note payable, secured by one of its properties. The mortgage note amortizes monthly at a fixed interest rate of 4.98% with a balloon payment of approximately $4.8 million due upon maturity on May 1, 2024. The Company expects to fund the balloon payment with proceeds from the Company's ATM Program or proceeds from the Company's Revolving Credit Facility.

Ground Leases
At June 30, 2023, the Company was obligated, as the lessee, under four non-prepaid ground leases accounted for as operating leases with expiration dates, including renewal options, through 2076, and two non-prepaid ground leases accounted for as financing leases with expiration dates through 2109, including renewal options. Any rental increases related to the Company's ground leases are generally either stated or based on the Consumer Price Index. At June 30, 2023, the Company's aggregate obligation under these ground leases was approximately $9.0 million. See Note 3 – Real Estate Leases to the Condensed Consolidated Financial Statements.

Subsequent Acquisitions
Subsequent to June 30, 2023, the Company acquired three medical office buildings and one inpatient rehabilitation facility in two separate transactions for an aggregate purchase price of approximately $35.6 million and cash consideration of approximately $35.7 million. Upon acquisition, the properties were 100.0% leased with lease expirations through 2038. These acquisitions were funded through the Company's free cash flow, proceeds from equity sales through the ATM program, and the Company's Revolving Credit Facility.

Acquisition Pipeline
The Company has 3 properties under definitive purchase agreements for an aggregate expected purchase price of approximately $16.1 million. The Company's expected returns on these investments range from 9.2% to 10.3%. The Company expects to close on these properties in the third quarter of 2023; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close. The Company expects to fund these acquisitions with proceeds from the Company's ATM Program or proceeds from the Company's Revolving Credit Facility.

The Company also has eight properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $191.0 million. The Company's expected return on these investments will approximate 9.1% to 9.75%. The Company anticipates closing on these properties throughout 2023, 2024 and 2025; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close. The Company expects to fund these acquisitions through the Company's free cash flow, proceeds from equity sales through the ATM program, and the Company's Revolving Credit Facility.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Tenant Improvements and Capital Improvements
Subject to Company approval, we may fund or reimburse tenants for tenant improvements, which are allowed for in certain leases, of up to approximately $11.9 million as of June 30, 2023.

The Company has also entered into contracts regarding certain capital expenditures with remaining commitments totaling approximately $5.5 million as of June 30, 2023. Reimbursement of these expenditures by our tenants will be determined by each tenant's lease.

The Company expects to fund these expenditures through the Company's free cash flow, proceeds from equity sales through the ATM program, and the Company's Revolving Credit Facility.

Notes Receivable
The Company had entered into notes with one tenant with a maximum commitment remaining to fund totaling $5.1 million at June 30, 2023. See Note 10 – Other Assets, net to the Condensed Consolidated Financial Statements.

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

Operating Activities
Cash flows provided by operating activities for the six months ended June 30, 2023 and 2022 were approximately $29.4 million and $29.5 million, respectively. Cash flows provided by operating activities were generally provided by contractual rents and interest on our notes receivable, net of property operating expenses not reimbursed by the tenants and general and administrative expenses.

Investing Activities
Cash flows used in investing activities for the six months ended June 30, 2023 and 2022 were approximately $45.1 million and $33.8 million, respectively. During the six months ended June 30, 2023, the Company invested in 10 properties and one land parcel for an aggregate cash consideration of approximately $39.7 million and funded notes totaling approximately $2.0 million. Also, during the six months ended June 30, 2023, the Company received payments on its notes totaling $2.3 million, received insurance proceeds from a casualty loss totaling $2.3 million, and funded capital expenditures on its existing portfolio totaling approximately $7.9 million.

During the six months ended June 30, 2022, the Company invested in three properties for an aggregate cash consideration of approximately $28.7 million and funded notes receivable totaling approximately $3.0 million. Also, during the six months ended June 30, 2022, the Company received payments on its notes receivable totaling $1.5 million and funded capital expenditures on its existing portfolio totaling approximately $3.6 million.

Financing Activities
Cash flows provided by financing activities for the six months ended June 30, 2023 and 2022 were approximately $7.3 million and $3.8 million, respectively. During the six months ended June 30, 2023, the Company (i) borrowed $15.0 million under its Revolving Credit Facility, (ii) completed equity offerings under its at-the-market program, resulting in net proceeds, net of underwriters' discount and offering costs, of approximately $16.8 million, (iii) upon the vesting of stock-based awards for certain employees, withheld shares and paid taxes totaling approximately $1.0 million on behalf of the employees, and (iv) paid dividends totaling approximately $23.5 million.

During the six months ended June 30, 2022, the Company borrowed $26.0 million under its Revolving Credit Facility and paid dividends totaling approximately $22.0 million.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Security Deposits
As of June 30, 2023, the Company held approximately $3.7 million in security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon the security deposits if there are any defaults under the leases.

Dividends
The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT.

On July 27, 2023, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.4525 per share. The dividend is payable on August 25, 2023 to stockholders of record on August 11, 2023. This rate equates to an annualized dividend of $1.81 per share.

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

The Company’s whistleblower policy prohibits the Company and its affiliates and their officers, employees and agents from discharging, demoting, suspending, threatening, harassing or in any other manner discriminating against any employee for raising a concern. If an employee desires to raise a concern in a confidential or anonymous manner, the concern may be directed to the whistleblower officer at the Company’s whistleblower hotline. During the quarter ended June 30, 2023, the whistleblower officer received no whistleblower complaints.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We may use certain derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We will not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based on a notional amount of principal. Under the most common form of interest rate swap, known from our perspective as a floating-to-fixed interest rate swap, a series of floating, or variable, rate payments on a notional amount of principal is exchanged for a series of fixed interest rate payments on such notional amount. During the six months ended June 30, 2023, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Changes In Internal Control Over Financial Reporting
There were no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2023, the Company canceled shares of Company common stock to satisfy employee tax withholding obligations payable upon the vesting of stock-based awards, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares purchased as part of publicly announced plans or programs	Maximum Number of Shares that may yet be purchased under the plans or programs

April 1 - April 30	14,790	$36.39	—	—
May 1 - May 31	12,474	$33.86	—	—
June 1 - June 30	—	$—	—	—
Total	27,264

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

During the quarter ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.    EXHIBITS
The exhibits required by Item 601 of Regulation S-K which are filed with this report are listed in the Exhibit Index and are hereby incorporated in by reference.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Corporate Charter of Community Healthcare Trust Incorporated, as amended (1)
3.2	Amended and Restated Bylaws of Community Healthcare Trust Incorporated (2)
10.1 †	Amended and Restated Employment Agreement between Community Healthcare Trust Incorporated and David H. Dupuy (3)
10.2 †	Employment Agreement between Community Healthcare Trust Incorporated and William G. Monroe IV (4)
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
(4)Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on May 17, 2023 (File No. 001-37401) and incorporated herein by reference.

*    Filed herewith.
**    Furnished herewith.
†    Denotes executive compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 1, 2023

COMMUNITY HEALTHCARE TRUST INCORPORATED

By:	/s/ David H. Dupuy
David H. Dupuy
Chief Executive Officer and President

By:	/s/ William G. Monroe IV
William G. Monroe IV
Executive Vice President and Chief Financial Officer