Form 10-Q
period 2023-09-30
Community Healthcare Trust Inc
filed 2023-10-31
CIK 1631569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37401

Community Healthcare Trust Incorporated
(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-5212033
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
Yes  ☐     No ☒
The Registrant had 27,264,446 shares of Common Stock, $0.01 par value per share, outstanding as of October 25, 2023.

COMMUNITY HEALTHCARE TRUST INCORPORATED
FORM 10-Q
September 30, 2023

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	(Unaudited)
	September 30, 2023	December 31, 2022
ASSETS
Real estate properties
Land and land improvements	$135,809	$117,657
Buildings, improvements, and lease intangibles	908,788	825,257
Personal property	296	253
Total real estate properties	1,044,893	943,167
Less accumulated depreciation	(192,962)	(165,341)
Total real estate properties, net	851,931	777,826
Cash and cash equivalents	3,885	11,233
Restricted cash	1,048	835
Other assets, net	98,262	86,531
Total assets	$955,126	$876,425

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Debt, net	$401,192	$352,997
Accounts payable and accrued liabilities	15,446	11,377
Other liabilities, net	16,194	15,237
Total liabilities	432,832	379,611

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 450,000 shares authorized; 27,265 and 25,897 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	273	259
Additional paid-in capital	676,716	625,136
Cumulative net income	84,289	81,142
Accumulated other comprehensive income	29,038	22,667
Cumulative dividends	(268,022)	(232,390)
Total stockholders’ equity	522,294	496,814
Total liabilities and stockholders' equity	$955,126	$876,425

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(Unaudited; Dollars and shares in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUES
Rental income	$27,690	$23,919	$80,582	$69,720
Other operating interest	1,045	888	3,139	2,617
	28,735	24,807	83,721	72,337

EXPENSES
Property operating	5,456	4,327	15,115	12,480
General and administrative (1)	3,618	3,762	23,610	10,688
Depreciation and amortization	11,208	8,003	29,445	24,022
	20,282	16,092	68,170	47,190

INCOME BEFORE INCOME TAXES AND OTHER ITEMS	8,453	8,715	15,551	25,147
Impairment of real estate asset	(102)	—	(102)	—
Interest expense	(4,641)	(3,028)	(12,773)	(8,409)
Deferred income tax expense	(221)	(21)	(306)	(20)
Interest and other income	3	7	777	63
	3,492	5,673	3,147	16,781
NET INCOME	$3,492	$5,673	$3,147	$16,781

NET INCOME PER COMMON SHARE:
Net income per common share – Basic	$0.11	$0.21	$0.05	$0.62
Net income per common share – Diluted	$0.11	$0.21	$0.05	$0.62
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC	25,514	23,587	24,940	23,578
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-DILUTED	25,514	23,587	24,940	23,578
___________
(1) General and administrative expenses for the nine months ended September 30, 2023 included stock-based compensation expense totaling approximately $17.9 million, including the accelerated amortization of stock-based compensation totaling approximately $11.8 million recognized upon the passing of our former CEO and President in the first quarter of 2023. General and administrative expenses for the nine months ended September 30, 2022 included stock-based compensation expense totaling approximately $6.8 million. See Note 9.

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(Unaudited; Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

NET INCOME	$3,492	$5,673	$3,147	$16,781
Other comprehensive income:
Increase in fair value of cash flow hedges	8,691	8,983	13,593	24,974
Reclassification for amounts recognized as interest expense	(2,738)	(276)	(7,222)	1,474
Total other comprehensive income	5,953	8,707	6,371	26,448
COMPREHENSIVE INCOME	$9,445	$14,380	$9,518	$43,229

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023
(Unaudited; Dollars and shares in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid in Capital	Cumulative Net Income	Accumulated Other Comprehensive Income	Cumulative Dividends	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	—	$—	26,541	$265	$657,057	$80,797	$23,085	$(255,879)	$505,325
Issuance of common stock, net of issuance costs	—	—	552	6	17,763	—	—	—	17,769
Stock-based compensation, net of forfeitures	—	—	172	2	1,896	—	—	—	1,898
Increase in fair value of cash flow hedges	—	—	—	—	—	—	8,691	—	8,691
Reclassification for amounts recognized as interest expense	—	—	—	—	—	—	(2,738)	—	(2,738)
Net income	—	—	—	—	—	3,492	—	—	3,492
Dividends to common stockholders ($0.4525 per share)	—	—	—	—	—	—	—	(12,143)	(12,143)
Balance at September 30, 2023	—	$—	27,265	$273	$676,716	$84,289	$29,038	$(268,022)	$522,294

Balance at December 31, 2022	—	$—	25,897	$259	$625,136	$81,142	$22,667	$(232,390)	$496,814
Issuance of common stock, net of issuance costs	—	—	1,037	11	34,610	—	—	—	34,621
Stock-based compensation, net of forfeitures	—	—	331	3	17,933	—	—	—	17,936
Shares withheld on vesting of stock-based compensation	—	—	—	—	(963)	—	—	—	(963)
Increase in fair value of cash flow hedges	—	—	—	—	—	—	13,593	—	13,593
Reclassification for amounts recognized as interest expense	—	—	—	—	—	—	(7,222)	—	(7,222)
Net income	—	—	—	—	—	3,147	—	—	3,147
Dividends to common stockholders ($1.3500 per share)	—	—	—	—	—	—	—	(35,632)	(35,632)
Balance at September 30, 2023	—	$—	27,265	$273	$676,716	$84,289	$29,038	$(268,022)	$522,294

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
(Unaudited; Dollars and shares in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid in Capital	Cumulative Net Income	Accumulated Other Comprehensive (Loss) Income	Cumulative Dividends	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	—	$—	25,099	$251	$599,631	$70,231	$12,761	$(209,912)	$472,962
Stock issuance costs	—	—	—	—	(125)	—	—	—	(125)
Stock-based compensation, net of forfeitures	—	—	200	2	2,462	—	—	—	2,464
Increase in fair value of cash flow hedges	—	—	—	—	—	—	8,983	—	8,983
Reclassification for amounts recognized as interest expense	—	—	—	—	—	—	(276)	—	(276)
Net income	—	—	—	—	—	5,673	—	—	5,673
Dividends to common stockholders ($0.4425 per share)	—	—	—	—	—	—	—	(11,195)	(11,195)
Balance at September 30, 2022	—	$—	25,299	$253	$601,968	$75,904	$21,468	$(221,107)	$478,486

Balance at December 31, 2021	—	$—	24,983	$250	$595,624	$59,123	$(4,980)	$(187,905)	$462,112
Issuance of common stock	—	—	—	—	(423)	—	—	—	(423)
Stock-based compensation, net of forfeitures	—	—	316	3	6,767	—	—	—	6,770
Increase in fair value of cash flow hedges	—	—	—	—	—	—	24,974	—	24,974
Reclassification for amounts recognized as interest expense	—	—	—	—	—	—	1,474	—	1,474
Net income	—	—	—	—	—	16,781	—	—	16,781
Dividends to common stockholders ($1.3200 per share)	—	—	—	—	—	—	—	(33,202)	(33,202)
Balance at September 30, 2022	—	$—	25,299	$253	$601,968	$75,904	$21,468	$(221,107)	$478,486

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$3,147	$16,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,445	24,022
Other amortization	558	627
Stock-based compensation	6,137	6,770
Accelerated amortization of stock-based compensation	11,799	—
Straight-line rent receivable	(2,180)	(2,590)
Net gain from insurance recovery on casualty loss	(706)	—
Impairment of real estate asset	102	—
Deferred income tax expense	306	20
Changes in operating assets and liabilities:
Other assets	(3,082)	(1,367)
Accounts payable and accrued liabilities	3,337	994
Other liabilities	(1,772)	(387)
Net cash provided by operating activities	47,091	44,870

INVESTING ACTIVITIES
Acquisitions of real estate	(91,993)	(45,970)
Funding of notes receivable	(1,985)	(5,500)
Proceeds from the repayment of notes receivable	3,045	2,250
Insurance proceeds from casualty loss	2,273	—
Capital expenditures on existing real estate properties	(11,461)	(6,698)
Net cash used in investing activities	(100,121)	(55,918)

FINANCING ACTIVITIES
Net borrowings on revolving credit facility	48,000	45,000
Mortgage note repayments	(94)	(98)
Dividends paid	(35,632)	(33,202)
Proceeds from issuance of common stock	34,766	—
Taxes paid on behalf of employees and shares withheld upon shares vesting	(963)	—
Equity issuance costs	(182)	(181)
Net cash provided by financing activities	45,895	11,519
(Decrease) increase in cash and cash equivalents and restricted cash	(7,135)	471
Cash and cash equivalents and restricted cash, beginning of period	12,068	2,867
Cash and cash equivalents and restricted cash, end of period	$4,933	$3,338

Supplemental Cash Flow Information:
Interest paid (net of capitalized interest)	$9,868	$7,525
Invoices accrued for construction, tenant improvement and other capitalized costs	$4,922	$1,588
Reclassification of registration statement costs incurred in prior years to equity issuance costs	$145	$344
Leasing commission accrued	$449	$—
Increase in fair value of cash flow hedges	$13,593	$24,974
Income taxes paid	$90	$65
Capitalized interest	$514	$504
See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Overview
Community Healthcare Trust Incorporated (the ‘‘Company’’, ‘‘we’’, ‘‘our’’) was organized in the State of Maryland on March 28, 2014. The Company is a fully-integrated healthcare real estate company that owns and acquires real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers. As of September 30, 2023, the Company had investments of approximately $1.05 billion in 191 real estate properties (including a portion of one property accounted for as a sales-type lease with a gross amount totaling approximately $3.0 million and one property classified as an asset held for sale with a gross amount totaling approximately $1.1 million (see Note 10 – Other Assets, net and Note 4 – Real Estate Acquisitions and Dispositions, respectively)). The properties are located in 34 states, totaling approximately 4.2 million square feet in the aggregate and were approximately 91.0% leased at September 30, 2023 with a weighted average remaining lease term of approximately 7.1 years. Any references to square footage, property count, or occupancy percentages, and any amounts derived from these values in these notes to the Condensed Consolidated Financial Statements, are outside the scope of our independent registered public accounting firm's review.

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

	Balance as of September 30,
(Dollars in thousands)	2023	2022
Cash and cash equivalents	$3,885	$2,656
Restricted cash	1,048	682
Cash, cash equivalents and restricted cash	$4,933	$3,338

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

NOTE 2. REAL ESTATE PROPERTIES

As of September 30, 2023, we had investments of approximately $1.05 billion in 191 real estate properties (including a portion of one property accounted for as a sales-type lease with a gross amount totaling approximately $3.0 million and one property classified as held for sale with a gross amount totaling approximately $1.1 million). The Company's investments are diversified by property type, geographic location, and tenant as shown in the following tables:

Property Type	# of Properties	Gross Investment (in thousands)
Medical Office Building	91	$424,174
Inpatient Rehabilitation Hospitals	8	174,772
Acute Inpatient Behavioral	5	130,472
Specialty Centers	37	120,095
Physician Clinics	30	86,735
Surgical Centers and Hospitals	10	52,823
Behavioral Specialty Facilities	9	45,017
Long-term Acute Care Hospitals	1	14,937
Total	191	$1,049,025

State	# of Properties	Gross Investment (in thousands)
Texas	17	$162,455
Illinois	16	122,384
Ohio	26	113,086
Florida	25	109,846
Pennsylvania	15	57,568
All Others	92	483,686
Total	191	$1,049,025

Primary Tenant	# of Properties	Gross Investment (in thousands)
Lifepoint Health (1)	6	$105,888
US HealthVest	3	77,964
All Others	182	865,173
Total	191	$1,049,025
____________
(1) During the first quarter of 2023, Everest Rehabilitation assigned leases on four properties to Lifepoint Health in which the Company had a gross investment totaling $80.7 million at September 30, 2023.

Notes to Condensed Consolidated Financial Statements - Continued
GenesisCare Bankruptcy
On June 1, 2023, GenesisCare and certain of its affiliates ("GenesisCare") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. During the second quarter of 2023, the U.S. Bankruptcy Court for the Southern District of Texas approved GenesisCare’s request to reject a lease of approximately 11,000 square feet with CHCT North Carolina, LLC, a subsidiary of the Company and during the third quarter of 2023, GenesisCare's request to reject an additional unexpired real property lease of approximately 46,000 square feet with CHCT Florida, LLC, a subsidiary of the Company, was approved.

At September 30, 2023, GenesisCare was the sole tenant in five of our properties and a tenant in two of our multi-tenanted properties, representing approximately 1.9% of our gross real estate properties, or approximately 62,000 square feet. Other than the two rejected leases noted above, GenesisCare has met substantially all of its lease payment obligations due to the Company through October 2023. The Company has engaged counsel to monitor the GenesisCare bankruptcy progress and any additional potential impacts to the Company.

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

Future minimum lease payments under the non-cancelable operating leases due to the Company for the years ending December 31, as of September 30, 2023, are as follows (in thousands):

2023 (three months ended December 31)	$24,203
2024	93,601
2025	85,888
2026	76,764
2027	69,814
2028 and thereafter	404,637
$754,907

Rental income is recognized as earned over the life of the lease agreement on a straight-line basis when collection of rental payments over the term of the lease is probable. Straight-line rent included in rental income was approximately $0.4 million and $0.9 million, respectively, for the three months ended September 30, 2023 and 2022, and was approximately $2.2 million and $2.6 million, respectively, for the nine months ended September 30, 2023 and 2022.

Purchase Option Provisions
Certain of the Company's leases provide the lessee with a purchase option or a right of first refusal to purchase the leased property. The purchase option provisions generally allow the lessee to purchase the leased property at fair value or at an amount greater than the Company's gross investment in the leased property at the time of the purchase. At September 30, 2023, the Company had an aggregate gross investment of approximately $40.4 million in 11 real estate properties with purchase options exercisable at September 30, 2023 that had not been exercised.

Notes to Condensed Consolidated Financial Statements - Continued
Sales-type Lease
The Company has a portion of one property accounted for as a sales-type lease with a gross amount totaling approximately $3.0 million included in other assets, net on the Company's Condensed Consolidated Balance Sheets. Future lease payments due to the Company under this lease for the years ending December 31, as of September 30, 2023, are as follows (in thousands):

2023 (three months ended December 31)	$85
2024	346
2025	356
2026	367
2027	378
2028 and thereafter	5,210
Total undiscounted lease receivable	6,742
Discount	(3,710)
Lease receivable	$3,032

The Company recognized interest income of approximately $0.1 million during each of the three months ended September 30, 2023 and 2022 and approximately $0.2 million during each of the nine months ended September 30, 2023 and 2022 related to this lease which is included in other operating interest on the Company's Condensed Consolidated Statements of Income.

Lessee Accounting
At September 30, 2023, the Company was obligated, as the lessee, under four non-prepaid ground leases accounted for as operating leases with expiration dates, including renewal options, through 2076, and two non-prepaid ground leases accounted for as financing leases with expiration dates through 2109, including renewal options. Any rental increases related to the Company's ground leases are generally either stated or based on the Consumer Price Index. The Company's future lease payments under these non-prepaid ground leases were as follows (in thousands):

	Operating	Financing
2023 (three months ended December 31)	$11	$35
2024	43	154
2025	44	154
2026	44	154
2027	45	154
2028 and thereafter	1,148	6,956
Total undiscounted lease payments	1,335	7,607
Discount	(558)	(4,330)
Lease liabilities	$777	$3,277

The following table discloses other information regarding the ground leases.

	Three Months Ended September 30,
	2023	2022
Operating leases:
Weighted-average remaining lease term in years (including renewal options)	35.4	36.1
Weighted-average discount rate	4.0%	4.0%

Financing leases:
Weighted-average remaining lease term in years (including renewal options)	40.1	41.0
Weighted-average discount rate	4.3%	4.2%

Notes to Condensed Consolidated Financial Statements - Continued
NOTE 4. REAL ESTATE ACQUISITIONS AND DISPOSITIONS

Acquisitions
During the third quarter of 2023, the Company acquired seven real estate properties. Upon acquisition, the properties were 99.8% leased in the aggregate with lease expirations through 2038. Amounts reflected in revenues and net income for these properties for the three months ended September 30, 2023 were approximately $0.8 million and $0.4 million, respectively, and transaction costs totaling approximately $0.7 million were capitalized relating to these property acquisitions.

During the second quarter of 2023, the Company acquired three real estate properties and one land parcel. Upon acquisition, the properties were 98.3% leased in the aggregate with lease expirations through 2033. Amounts reflected in revenues and net income for these properties for the nine months ended September 30, 2023 were approximately $0.6 million and $0.1 million, respectively, and transaction costs totaling approximately $0.4 million were capitalized relating to these property acquisitions.

During the first quarter of 2023, the Company acquired seven real estate properties. Upon acquisition, the properties were 100.0% leased in the aggregate with lease expirations through 2031. Amounts reflected in revenues and net income for these properties for the nine months ended September 30, 2023 were approximately $2.2 million and $0.5 million, respectively, and transaction costs totaling approximately $0.4 million were capitalized relating to these property acquisitions.

The following table summarizes our property acquisitions for the nine months ended September 30, 2023:

Location	Property Type (1)	Date Acquired	Purchase Price	Cash Consideration	Real Estate	Other (2)	Square Footage
			(000's)	(000's)	(000's)	(000's)
LaGrange, GA	MOB	01/18/23	$8,007	$8,087	$8,118	$(31)	55,310
West Point, GA	MOB	01/18/23	811	819	822	(3)	5,600
Canton, OH	MOB	01/30/23	3,669	3,706	4,287	(581)	27,920
Scranton, PA	MOB	02/23/23	1,957	2,165	2,317	(152)	22,743
Scranton, PA	MOB	02/23/23	2,207	2,366	2,340	26	15,768
LaGrange, GA	MOB	03/06/23	6,469	6,458	6,622	(164)	31,473
LaGrange, GA	MOB	03/06/23	249	294	300	(6)	2,972
Lakeland, FL	Land	04/03/23	838	845	846	(1)	—
Hermitage, PA	MOB	05/04/23	4,218	4,382	4,529	(147)	25,982
San Antonio, TX	MOB	05/22/23	2,772	2,783	3,031	(248)	12,376
Clinton, MD	MOB	06/21/23	7,850	7,807	7,867	(60)	37,344
Ft. Myers, FL	MOB	07/28/23	10,646	10,739	10,952	(213)	43,322
Ft. Myers, FL	MOB	07/28/23	582	588	497	91	3,200
Immokalee, FL	MOB	07/28/23	847	863	881	(18)	6,757
El Paso, TX	IRF	07/31/23	23,500	23,538	23,538	—	37,992
Beaver, PA	MOB	08/24/23	3,330	3,496	3,581	(85)	15,878
Westlake, OH	MOB	08/25/23	2,425	2,444	2,535	(91)	14,100
Newcastle, PA	MOB	09/15/23	10,375	10,613	11,239	(626)	56,003
			$90,752	$91,993	$94,302	$(2,309)	414,740

(1) MOB - Medical Office Building; IRF - Inpatient Rehabilitation Facility
(2) Includes other assets acquired, liabilities assumed, and above and below-market intangibles recognized at acquisition.

Notes to Condensed Consolidated Financial Statements - Continued
The following table summarizes the relative fair values of the assets acquired and liabilities assumed in the property acquisitions for the nine months ended September 30, 2023:

	Relative Fair Value	Estimated Useful Life
	(in thousands)	(in years)
Land and land improvements	$17,836	8.7
Building and building improvements	65,765	30.8
Intangibles:
At-market lease intangibles	10,701	4.5
Above-market lease intangibles	976	5.1
Below-market lease intangibles	(2,940)	5.4
Total intangibles	8,737
Accounts payable, accrued liabilities and other liabilities assumed	(399)
Accounts receivable and other assets acquired	303
Prorated rent, interest and operating expense reimbursement amounts collected	(249)
Total cash consideration	$91,993

Asset Held for Sale
The Company incurred property damage due to vandalism at a property in Houston, Texas which was covered by our insurance policies. The Company estimated the fair value of the damaged property and recorded a casualty loss, for the difference between the estimated fair value less costs to sell and the insurance proceeds received. The Company determined that the estimated amount of the casualty loss was approximately $1.6 million and received insurance proceeds totaling $2.3 million in the second quarter of 2023, resulting in a net casualty gain of approximately $0.7 million which was included in Interest and other income on the Condensed Consolidated Statements of Income.

At June 30, 2023, the Company committed to a plan to dispose of the property in Houston, Texas and classified the property as an asset held for sale. The Company recorded an impairment on the asset held for sale of approximately $0.1 million in the third quarter of 2023. See also Note 10 – Other Assets, net and Note 11 – Other Liabilities, net.

NOTE 5. DEBT, NET

The table below details the Company's debt as of September 30, 2023 and December 31, 2022.

	Balance as of
(Dollars in thousands)	September 30, 2023	December 31, 2022	Maturity Dates

Credit Facility:
Revolving Credit Facility	$48,000	$—	3/26
A-3 Term Loan, net	74,700	74,609	3/26
A-4 Term Loan, net	124,494	124,409	3/28
A-5 Term Loan, net	149,157	149,059	3/30
Mortgage Note Payable, net	4,841	4,920	5/24
	$401,192	$352,997

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

Notes to Condensed Consolidated Financial Statements - Continued
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

Under the First Amendment, amounts outstanding under the Revolving Credit Facility will bear interest at a floating rate based on the Company's option, on either: (i) adjusted term SOFR or adjusted daily simple SOFR plus 1.25% to 1.90% or (ii) a base rate plus 0.25% to 0.90% in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.20% of the amount of the unused portion of the Revolving Credit Facility if amounts borrowed are greater than 33.3% of the borrowing capacity under the Revolving Credit Facility and 0.25% of the unused portion of the Revolving Credit Facility if amounts borrowed are less than or equal to 33.3% of the borrowing capacity under the Revolving Credit Facility. The Company had $48.0 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 7.05% and a borrowing capacity remaining of $102.0 million at September 30, 2023.

Under the First Amendment, amounts outstanding under the Term Loans will bear interest at a floating rate that is based, at the Company's option, on either (i) adjusted term SOFR or adjusted daily SOFR plus 1.45% to 2.30% or (ii) a base rate plus 0.45% to 1.30%, in each case, depending upon the Company’s leverage ratio. The Company has entered into interest rate swaps to fix the interest rates on the Term Loans. See Note 6 – Derivative Financial Instruments for more details on the interest rate swaps. At September 30, 2023, the Company had $350.0 million outstanding under the Term Loans which had a fixed weighted average interest rate under the swaps of approximately 4.3%.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. The Company was in compliance with its financial covenants under its Credit Facility as of September 30, 2023.

Mortgage Note Payable
The Company's mortgage note payable is secured by a building which had a $6.8 million carrying balance at September 30, 2023. The mortgage note amortizes monthly at a fixed interest rate of 4.98% with a balloon payment of approximately $4.8 million due upon maturity on May 1, 2024.

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

Notes to Condensed Consolidated Financial Statements - Continued
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

As of September 30, 2023, the Company had seventeen outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk for notional amounts totaling $350.0 million, including two forward-starting interest rate swaps for notional amounts totaling $50.0 million, which will not become effective until March 29, 2024.

Tabular Disclosure of Fair Value of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022.

	Asset Derivatives Fair Value at			Liability Derivatives Fair Value at
(Dollars in thousands)	September 30, 2023	December 31, 2022	Balance Sheet Classification	September 30, 2023	December 31, 2022	Balance Sheet Classification
Interest rate swaps	$29,038	$22,667	Other assets, net	$—	$—	Other liabilities, net

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income ("AOCI") and are subsequently reclassified to interest expense in the period that the hedged forecasted transaction affects earnings.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s Term Loans. During the next twelve months, the Company estimates that an additional $10.7 million will be reclassified from AOCI as a decrease to interest expense.

Tabular Disclosure of the Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Amount of unrealized gain recognized in OCI on derivatives	$8,691	$8,983	$13,593	$24,974
Amount of (gain) loss reclassified from AOCI into interest expense	$(2,738)	$(276)	$(7,222)	$1,474
Total interest expense presented in the Condensed Consolidated Statements of Income in which the effects of the cash flow hedges are recorded	$4,641	$3,028	$12,773	$8,409

Notes to Condensed Consolidated Financial Statements - Continued
Tabular Disclosures of Offsetting Derivatives
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of September 30, 2023 and December 31, 2022. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Condensed Consolidated Balance Sheets.

Offsetting of Derivative Assets (as of September 30, 2023)
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$29,038	$—	$29,038	$—	$—	$29,038

Offsetting of Derivative Liabilities (as of September 30, 2023)
Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$—	$—	$—	$—	$—	$—

Offsetting of Derivative Assets (as of December 31, 2022)
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$22,667	$—	$22,667	$—	$—	$22,667

Offsetting of Derivative Liabilities (as of December 31, 2022)
Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$—	$—	$—	$—	$—	$—

Credit-risk-related Contingent Features
As of September 30, 2023, the Company did not have any derivatives in a net liability position. As of September 30, 2023, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company terminated these interest rate swaps or breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.

Notes to Condensed Consolidated Financial Statements - Continued
NOTE 7. STOCKHOLDERS' EQUITY

Common Stock
The following table provides a reconciliation of the beginning and ending common stock balances for the nine months ended September 30, 2023 and for the year ended December 31, 2022:

(In thousands)	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Balance, beginning of period	25,897	24,983
Issuance of common stock	1,037	600
Restricted stock issued	361	318
Restricted stock withheld and forfeited	(30)	(4)
Balance, end of period	27,265	25,897
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

The Company's activity under the ATM Program during the nine months ended September 30, 2023 is detailed in the table below. As of September 30, 2023, the Company had approximately $443.6 million remaining that may be issued under the ATM Program.

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Shares issued (in thousands)	552	1,037
Net proceeds received (in millions)	$17.8	$34.8
Average gross sales price per share	$32.93	$34.18

Notes to Condensed Consolidated Financial Statements - Continued
NOTE 8. NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share for the three and nine months ended September 30, 2023 and 2022, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2023	2022	2023	2022
Net income	$3,492	$5,673	$3,147	$16,781
Participating securities' share in earnings	(622)	(759)	(1,995)	(2,086)
Net income, less participating securities' share in earnings	$2,870	$4,914	$1,152	$14,695

Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	26,823	25,221	26,411	25,123
Unvested restricted shares	(1,309)	(1,634)	(1,471)	(1,545)
Weighted average Common Shares outstanding–Basic	25,514	23,587	24,940	23,578
Dilutive potential common shares	—	—	—	—
Weighted average Common Shares outstanding –Diluted	25,514	23,587	24,940	23,578

Basic Net Income per Common Share	$0.11	$0.21	$0.05	$0.62

Diluted Net Income per Common Share	$0.11	$0.21	$0.05	$0.62

NOTE 9. STOCK INCENTIVE PLAN

A summary of the activity under the Company's 2014 Incentive Plan, as amended, for the three and nine months ended September 30, 2023 and 2022 is included in the table below, as well as compensation expense recognized from the amortization of the value of shares over the applicable vesting periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in thousands)	2023	2022	2023	2022
Stock-based awards, beginning of period	1,203	1,512	1,708	1,416
Stock in lieu of compensation	57	64	141	116
Stock awards	114	136	220	203
Total stock granted	171	200	361	319
Vested shares (1)	—	—	(692)	(22)
Forfeited shares	—	—	(3)	(1)
Stock-based awards, end of period	1,374	1,712	1,374	1,712
Amortization expense (1)	$1,898	$2,464	$17,936	$6,770
___________
(1) Amortization expense for the nine months ended September 30, 2023 included accelerated amortization totaling approximately $11.8 million and vesting of 624,725 shares upon the passing of our former CEO and President.

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

Notes to Condensed Consolidated Financial Statements - Continued

NOTE 10. OTHER ASSETS, NET

Other assets, net on the Company's Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 are detailed in the table below.

	Balance as of
(Dollars in thousands)	September 30, 2023	December 31, 2022
Notes receivable	$31,645	$32,705
Accounts and interest receivable, net	4,053	2,679
Straight-line rent receivable	17,899	15,429
Prepaid assets	1,802	980
Deferred financing costs, net	524	683
Leasing commissions, net	2,409	1,848
Deferred tax assets, net	—	306
Fair value of interest rate swaps	29,038	22,667
Above-market lease intangible assets, net	2,853	2,399
Sales-type lease receivable	3,032	3,035
Financing right-of-use asset	2,501	2,545
Assets held for sale	1,116	—
Operating lease right-of-use assets	735	759
Other	655	496
	$98,262	$86,531

The Company's notes receivable mainly included:

•At September 30, 2023 and December 31, 2022, notes receivable included a $6.8 million and $9.0 million, respectively, term loan, secured by all assets and ownership interests in seven long-term acute care hospitals and one inpatient rehabilitation hospital owned by the borrower. The term loan will be repaid in equal monthly installments of $250,000 through the maturity date of December 31, 2025 and bears interest at 9% per annum.

•At September 30, 2023 and December 31, 2022, notes receivable included a term loan totaling $17.0 million and a revolving credit facility totaling $5.4 million and $5.0 million, respectively, secured by assets and ownership interests of six geriatric behavioral hospitals and affiliated companies all of which are co-borrowers on the loans. The term loan bears interest at 9% per annum, with interest only payments due initially and then equal monthly installments of principal payments due beginning March 31, 2024. The term loan facility matures on December 31, 2032. The revolving credit facility bears interest at 9% per annum and matures on December 31, 2025. In addition, the Company has committed to fund, at the Company’s discretion, additional amounts, up to $5.0 million with interest at 9% per annum on any amount funded, that may be used by the borrower to pay existing liabilities of co-borrowers. The term loan, the revolving credit facility and the additional commitment all include a 3% per annum non-cash interest charge that is due and payable upon the earlier of the repayment or maturity of each note.

•At September 30, 2023 and December 31, 2022, notes receivable included a $2.5 million and $1.7 million, respectively, revolving credit facility. Commencing on October 1, 2023, the revolving credit facility will be repaid in equal monthly installments of $40,000 through the maturity date of April 1, 2027. The revolving credit facility bears interest at 9% per annum, as well as a 3% per annum non-cash interest charge that is due and payable upon the earlier of the repayment or maturity of the note.

The Company identified the borrowers of these notes as variable interest entities ("VIEs"), but management determined that the Company was not the primary beneficiary of the VIEs because we lack either directly or through related parties any material decision-making rights or control of the entities that impact the borrowers' economic

Notes to Condensed Consolidated Financial Statements - Continued
performance. We are not obligated to provide support beyond our stated commitment to the borrowers, and accordingly our maximum exposure to loss as a result of this relationship is limited to the amount of our outstanding notes receivable. The VIEs that we have identified at September 30, 2023 are summarized in the table below.

Classification	Carrying Amount (in thousands)	Maximum Exposure to Loss (in thousands)
Note receivable (term loan)	$6,750	$6,750
Note receivable (revolving credit facility)	$5,435	$5,435
Note receivable (term loan)	$17,000	$17,000
Note receivable (revolving credit facility)	$2,460	$2,460

NOTE 11. OTHER LIABILITIES, NET

Other liabilities, net on the Company's Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 are detailed in the table below.

	Balance as of
(Dollars in thousands)	September 30, 2023	December 31, 2022
Prepaid rent	$4,699	$3,853
Security deposits	3,676	5,766
Below-market lease intangibles, net	3,261	1,075
Financing lease liability	3,277	3,279
Operating lease liability	777	786
Liabilities held for sale	48	—
Other	456	478
	$16,194	$15,237

NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate the fair value.

Cash and cash equivalents and restricted cash - The carrying amount approximates the fair value. The fair value estimates were determined using level 1 inputs.

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

Notes to Condensed Consolidated Financial Statements - Continued
The table below details the fair values and carrying values for our notes receivable, interest rate swaps, and mortgage note payable at September 30, 2023 and December 31, 2022, using level 2 inputs.

	September 30, 2023		December 31, 2022
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable	$31,645	$31,321	$32,705	$32,716
Interest rate swap asset	$29,038	$29,038	$22,667	$22,667
Mortgage note payable (principal amount)	$4,853	$4,731	$4,947	$4,761

NOTE 13. SUBSEQUENT EVENTS

Dividend Declared
On October 26, 2023, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.455 per share. The dividend is payable on November 24, 2023 to stockholders of record on November 9, 2023.

Subsequent Acquisitions
Subsequent to September 30, 2023, the Company acquired two medical office buildings in a single transaction for an aggregate purchase price and cash consideration of approximately $7.1 million. Upon acquisition, the properties were 96.8% leased in the aggregate with lease expirations through 2031.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements
This report and other materials that Community Healthcare Trust Incorporated (the "Company") has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by management of the Company, contain, or will contain, statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “believes”, “expects”, “may”, "will', “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates”, “anticipates” or other similar words or expressions, including the negative thereof. Forward-looking statements are based on certain assumptions and can include future expectations, future plans and strategies, financial and operating projections or other forward-looking information. Such forward-looking statements reflect management’s current beliefs and are based on information currently available to management. Because forward-looking statements relate to future events, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company’s control. Thus, the Company’s actual results and financial condition may differ materially from those indicated in such forward-looking statements. Some factors that might cause such a difference include the following: general volatility of the capital markets and the market price of the Company’s common stock, changes in the Company’s business strategy, availability, terms and deployment of capital, the Company’s ability to refinance existing indebtedness at or prior to maturity on favorable terms, or at all, changes in the real estate industry in general, interest rates or the general economy, adverse developments related to the healthcare industry, changes in governmental regulations, the degree and nature of the Company’s competition, the ability to consummate acquisitions under contract, catastrophic or extreme weather and other natural events and the physical effects of climate change, the occurrence of cyber incidents, effects on global and national markets as well as businesses resulting from increased inflation, rising interest rates, supply chain disruptions, labor conditions, the conflict between Russia and Ukraine, and/or new and ongoing hostilities between Israel and Hamas and the other factors described in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and the Company’s other filings with the Securities and Exchange Commission from time to time. Readers are therefore cautioned not to place undue reliance on the forward-looking statements contained herein which speak only as of the date hereof. The Company intends these forward-looking statements to speak only as of the time of this report and the Company undertakes no obligation to update forward-looking statements, whether as a result of new information, future developments, or otherwise, except as may be required by law.

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
During the first nine months of 2023, the Company acquired 17 real estate properties and a land parcel adjacent to one of our facilities totaling approximately 414,740 square feet for an aggregate purchase price of approximately $90.8 million and cash consideration of approximately $92.0 million. Upon acquisition, the properties were 99.6% leased in the aggregate with lease expirations through 2038. These acquisitions were funded through the Company's free cash flow, proceeds from equity sales through the ATM program, and the Company's Revolving Credit Facility. See Note 4 – Real Estate Acquisitions and Dispositions to the Condensed Consolidated Financial Statements for more details on these acquisitions.

Subsequent Acquisitions
Subsequent to September 30, 2023, the Company acquired two medical office buildings in a single transaction for an aggregate purchase price and cash consideration of approximately $7.1 million. Upon acquisition, the properties were 96.8% leased in the aggregate with lease expirations through 2031.

Acquisition Pipeline
The Company has seven properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $166.5 million. The Company's expected return on these investments will approximate 9.1% to 9.75%. The Company anticipates closing on these properties throughout 2024 and 2025; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

Leased Square Footage
As of September 30, 2023, our real estate portfolio was approximately 91.0% leased. During the first nine months of 2023, we had expiring or terminated leases related to approximately 368,000 square feet, and we leased or renewed leases relating to approximately 290,000 square feet.

Purchase Option Provisions
Certain of the Company's leases provide the lessee with a purchase option or a right of first refusal to purchase the leased property. The purchase option provisions generally allow the lessee to purchase the leased property at fair value or at an amount greater than the Company's gross investment in the leased property at the time of the purchase.

At September 30, 2023, the Company had an aggregate gross investment of approximately $40.4 million in 11 real estate properties with purchase options exercisable at September 30, 2023 that had not been exercised.

Inflation
Periods of high and persistent inflation could cause an increase in our expenses, capital expenditures, and cost of our variable-rate borrowings which could have a material impact on our financial position or results of operations. Many of our lease agreements contain provisions designed to mitigate the adverse impact of inflation, including annual rent increases based on stated increases or CPI increases. In response to inflationary pressures, the Federal Reserve began raising interest rates in 2022 and has indicated that it foresees further interest rate increases throughout 2023. Higher interest rates imposed by the Federal Reserve to address inflation may adversely impact real estate asset values and increase our interest expense on our variable-rate borrowings under our revolving credit facility.

Results of Operations
The Company's results of operations for the three and nine months ended September 30, 2023 compared to the same periods in 2022 were impacted by real estate acquisitions, capital market activity, the amortization of non-cash compensation, including the non-cash accelerated amortization of unvested restricted shares upon the passing of the Company's former CEO and President, the accelerated amortization of intangible real estate assets, as well as other items discussed in more detail below.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
The table below shows our results of operations for the three months ended September 30, 2023 compared to the same period in 2022 and the effect of changes in those results from period to period on our net income.

	Three Months Ended September 30,		Increase (Decrease) to Net income
(Dollars in thousands)	2023	2022	$	%
REVENUES
Rental income	$27,690	$23,919	$3,771	15.8%
Other operating interest	1,045	888	157	17.7%
	28,735	24,807	3,928	15.8%
EXPENSES
Property operating	5,456	4,327	(1,129)	(26.1)%
General and administrative	3,618	3,762	144	3.8%
Depreciation and amortization	11,208	8,003	(3,205)	(40.0)%
	20,282	16,092	(4,190)	(26.0)%

INCOME BEFORE INCOME TAXES AND OTHER ITEMS	8,453	8,715	(262)	(3.0)%
Impairment of real estate asset	(102)	—	(102)	n/m
Interest expense	(4,641)	(3,028)	(1,613)	(53.3)%
Deferred income tax expense	(221)	(21)	(200)	n/m
Interest and other income	3	7	(4)	n/m
NET INCOME	$3,492	$5,673	$(2,181)	(38.4)%
n/m - not meaningful

Revenues
Rental income increased approximately $3.8 million, or 15.8%, for the three months ended September 30, 2023 compared to the same period in 2022 due mainly to rental income on properties acquired during 2022 and 2023.

Other operating interest increased $0.2 million, or 17.7%, for the three months ended September 30, 2023 compared to the same period in 2022 due mainly to additional amounts funded under existing notes receivable.

Expenses
Property operating expenses increased approximately $1.1 million, or 26.1%, for the three months ended September 30, 2023 compared to the same period in 2022. Expenses on properties acquired during 2022 and 2023 increased property operating expenses by approximately $0.8 million. The remainder of the increase in property operating expenses related to various increases in expenses such as maintenance and repairs of $0.2 million and the amortization of leasing commissions of $0.1 million.

General and administrative expenses decreased approximately $0.1 million, or 3.8%, for the three months ended September 30, 2023 compared to the same period in 2022. Compensation expense decreased approximately $0.3 million for the three months ended September 30, 2023 compared to the same period in 2022, of which approximately $0.6 million related to a decrease in non-cash amortization of stock-based compensation, offset partially by an increase of approximately $0.3 million related mainly to new employees and salary increases. Also, professional fees increased approximately $0.1 million for the three months ended September 30, 2023 compared to the same period in 2022 related to an increase in legal fees.

Depreciation and amortization expense increased approximately $3.2 million, or 40.0%, for the three months ended September 30, 2023 compared to the same period in 2022. This increase was comprised mainly of the following:

•Acquisitions of real estate in 2022 and 2023 resulted in an increase of approximately $1.8 million;

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
•Accelerated amortization of lease intangibles on the two GenesisCare properties where the leases have been rejected totaled approximately $1.5 million;
•Tenant improvements and other capital expenditures resulted in an increase of approximately $0.4 million; and
•Fully amortized real estate lease intangibles which generally have a shorter depreciable life than a building resulted in a decrease of approximately $0.4 million.

Impairment of real estate asset
During the three months ended September 30, 2023, the Company recorded an impairment on an asset held for sale of approximately $0.1 million. See Note 4 to the Condensed Consolidated Financial Statements for more detail.

Interest expense
Interest expense increased approximately $1.6 million, or 53.3%, for the three months ended September 30, 2023 compared to the same period in 2022. Interest due under the Credit Facility increased approximately $1.6 million due mainly to the Credit Facility refinancing in the fourth quarter of 2022 (See Note 5 to the Condensed Consolidated Financial Statements), along with an increase in the revolving credit facility balance and a rise in interest rates.

Deferred income tax expense
Deferred income tax expense increased approximately $0.2 million for the three months ended September 30, 2023 compared to the same period in 2022. During the three months ended September 30, 2023, the Company recorded an additional $0.2 million valuation allowance on its deferred tax asset.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
The table below shows our results of operations for the nine months ended September 30, 2023 compared to the same period in 2022 and the effect of changes in those results from period to period on our net income.

	Nine Months Ended September 30,		Increase (Decrease) to Net income
(Dollars in thousands)	2023	2022	$	%
REVENUES
Rental income	$80,582	$69,720	$10,862	15.6%
Other operating interest	3,139	2,617	522	19.9%
	83,721	72,337	11,384	15.7%
EXPENSES
Property operating	15,115	12,480	(2,635)	(21.1)%
General and administrative	23,610	10,688	(12,922)	n/m
Depreciation and amortization	29,445	24,022	(5,423)	(22.6)%
	68,170	47,190	(20,980)	(44.5)%

INCOME BEFORE INCOME TAXES AND OTHER ITEMS	15,551	25,147	(9,596)	(38.2)%
Impairment of real estate asset	(102)	—	(102)	n/m
Interest expense	(12,773)	(8,409)	(4,364)	(51.9)%
Deferred income tax expense	(306)	(20)	(286)	n/m
Interest and other income	777	63	714	n/m
NET INCOME	$3,147	$16,781	$(13,634)	(81.2)%
n/m - not meaningful

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Revenues
Rental income increased approximately $10.9 million, or 15.6%, for the nine months ended September 30, 2023 compared to the same period in 2022. Income on properties acquired during 2022 and 2023 increased rental income by approximately $10.7 million.

Other operating interest increased $0.5 million, or 19.9%, for the nine months ended September 30, 2023 compared to the same period in 2022 due mainly to additional amounts funded under existing notes receivable.

Expenses
Property operating expenses increased approximately $2.6 million, or 21.1%, for the nine months ended September 30, 2023 compared to the same period in 2022. Expenses on properties acquired during 2022 and 2023 increased property operating expenses by approximately $2.0 million. The remainder of the increase in property operating expenses totaling $0.6 million related to various increases in expenses such as maintenance and repairs of $0.3 million, security monitoring of $0.1 million, property insurance of $0.1 million and the amortization of leasing commissions of $0.1 million.

General and administrative expenses increased approximately $12.9 million for the nine months ended September 30, 2023 compared to the same period in 2022 due to several factors. In accordance with the terms of the Company's former CEO and President's employment agreement upon his passing, the Company accelerated the unamortized remaining balance of deferred compensation related to his unvested shares and recognized an additional $11.8 million of non-cash amortization expense in the first quarter of 2023. Also, compensation expense increased approximately $0.4 million for the nine months ended September 30, 2023 compared to the same period in 2022, of which approximately $0.3 million related to the payment of employer taxes due upon the accelerated vesting of the Company's former CEO and President's shares, and $0.7 million related mainly to new employees and salary increases, offset partially by a decrease in non-cash amortization of stock-based compensation of approximately $0.6 million. Further, professional fees increased approximately $0.6 million for the nine months ended September 30, 2023 compared to the same period in 2022, of which $0.2 million related to audit and accounting fees and $0.4 million related mainly to legal fees. The increase in legal fees was largely related to the passing of our former CEO and President, including related executive and board matters.

Depreciation and amortization expense increased approximately $5.4 million, or 22.6%, for the nine months ended September 30, 2023 compared to the same period in 2022. This increase was comprised mainly of the following:

•Acquisitions of real estate in 2022 and 2023 resulted in an increase of approximately $4.6 million;
•Tenant improvements and other capital expenditures resulted in an increase of approximately $0.8 million;
•Accelerated amortization of lease intangibles on the two GenesisCare properties where the leases have been rejected totaled approximately $1.5 million; and
•Fully amortized real estate lease intangibles which generally have a shorter depreciable life than a building resulted in a decrease of approximately $1.3 million.

Impairment of real estate asset
During the nine months ended September 30, 2023, the Company recorded an impairment on an asset held for sale of approximately $0.1 million. See Note 4 to the Condensed Consolidated Financial Statements for more detail.

Interest expense
Interest expense increased approximately $4.4 million, or 51.9%, for the nine months ended September 30, 2023 compared to the same period in 2022. Interest due under the Credit Facility increased approximately $4.3 million due to the Credit Facility refinancing in the fourth quarter of 2022 (See Note 5 to the Condensed Consolidated Financial Statements), along with an increase in the revolving credit facility balance and a rise in interest rates.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Deferred income tax expense
Deferred income tax expense increased approximately $0.3 million for the nine months ended September 30, 2023 compared to the same period in 2022. During the three months ended September 30, 2023, the Company recorded an additional $0.2 million valuation allowance on its deferred tax asset.

Interest and other income
Interest and other income increased approximately $0.7 million for the nine months ended September 30, 2023 compared to the same period in 2022. During the three months ended June 30, 2023, the Company recognized a net casualty gain relating to a property totaling $0.7 million. See Note 4 to the Condensed Consolidated Financial Statements for more detail.

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

The table below reconciles net income to FFO and AFFO for the three months ended September 30, 2023 compared to the same period in 2022.

	Three Months Ended September 30,
(In thousands, except per share amounts)	2023	2022
Net income	$3,492	$5,673
Real estate depreciation and amortization	11,375	8,078
Impairment of real estate asset	102	—
FFO	14,969	13,751
Straight-line rent	(444)	(853)
Stock-based compensation	1,898	2,464
AFFO	$16,423	$15,362
FFO per diluted common share	$0.58	$0.57
AFFO per diluted common share	$0.63	$0.63
Weighted average common shares outstanding - diluted (1)	26,025	24,312
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

The table below reconciles net income to NOI for the three months ended September 30, 2023 compared to the same period in 2022.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Three Months Ended September 30,
(In thousands)	2023	2022
Net income	$3,492	$5,673
General and administrative	3,618	3,762
Depreciation and amortization	11,208	8,003
Impairment of real estate asset	102	—
Interest expense	4,641	3,028
Deferred income tax expense	221	21
Interest and other income	(3)	(7)
NOI	$23,279	$20,480

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

The table below reconciles net income to EBITDAre and Adjusted EBITDAre for the three months ended September 30, 2023 compared to the same period in 2022.

	Three Months Ended September 30,
(In thousands)	2023	2022
Net income	$3,492	$5,673
Interest expense	4,641	3,028
Depreciation and amortization	11,208	8,003
Deferred income tax expense	221	21
Impairment of real estate asset	102	—
EBITDAre	$19,664	$16,725
Non-cash stock-based compensation expense	1,898	2,464
Adjusted EBITDAre	$21,562	$19,189

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

Financing Policy
The Company’s current financing policy prohibits aggregate debt (secured or unsecured) in excess of 40% of the Company's total capitalization, except for short-term, transitory periods. At September 30, 2023, our debt to total capitalization ratio (debt plus stockholders' equity plus accumulated depreciation) was approximately 35.9%.

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

Credit Facility
The Company's first amendment (the "First Amendment") to the third amended and restated credit facility (the "Credit Facility") provides for a $150.0 million Revolving Credit Facility that matures on March 19, 2026 and includes one 12-month option to extend the maturity date, and $350.0 million in Term Loans, as well as an accordion feature which allows borrowings up to a total of $700.0 million, including the ability to add and fund additional term loans. Note 5 – Debt, net to the Condensed Consolidated Financial Statements provides more details on the Company's Credit Facility. At September 30, 2023, the Company had borrowing capacity remaining under the Revolving Credit Facility of approximately $102.0 million.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. The Company was in compliance with its financial covenants under its Credit Facility as of September 30, 2023.

Mortgage Note Payable
The Company also had outstanding at September 30, 2023, a $4.9 million mortgage note payable, secured by one of its properties. The mortgage note amortizes monthly at a fixed interest rate of 4.98% with a balloon payment of approximately $4.8 million due upon maturity on May 1, 2024. The Company expects to fund the balloon payment with proceeds from the Company's ATM Program or proceeds from the Company's Revolving Credit Facility.

Ground Leases
At September 30, 2023, the Company was obligated, as the lessee, under four non-prepaid ground leases accounted for as operating leases with expiration dates, including renewal options, through 2076, and two non-prepaid ground leases accounted for as financing leases with expiration dates through 2109, including renewal options. Any rental increases related to the Company's ground leases are generally either stated or based on the Consumer Price Index. At September 30, 2023, the Company's aggregate obligation under these ground leases was approximately $8.9 million. See Note 3 – Real Estate Leases to the Condensed Consolidated Financial Statements.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Subsequent Acquisitions
Subsequent to September 30, 2023, the Company acquired two medical office buildings for a purchase price of approximately $7.1 million and cash consideration of approximately $7.1 million. Upon acquisition, the properties were 96.8% leased with lease expirations through 2031. These acquisitions were funded through the Company's free cash flow, proceeds from equity sales through the ATM program, and the Company's Revolving Credit Facility.

Acquisition Pipeline
The Company has seven properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $166.5 million. The Company's expected return on these investments will approximate 9.1% to 9.75%. The Company anticipates closing on these properties throughout 2024 and 2025; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close. The Company expects to fund these acquisitions through the Company's free cash flow, proceeds from equity sales through the ATM program, and the Company's Revolving Credit Facility.

Tenant Improvements and Capital Improvements
Subject to Company approval, we may fund or reimburse tenants for tenant improvements, which are allowed for in certain leases, of up to approximately $11.5 million as of September 30, 2023.

The Company has also entered into contracts regarding certain capital expenditures with remaining commitments totaling approximately $6.3 million as of September 30, 2023. Reimbursement of these expenditures by our tenants will be determined by each tenant's lease.

The Company expects to fund these expenditures through the Company's free cash flow, proceeds from equity sales through the ATM program, and the Company's Revolving Credit Facility.

Notes Receivable
The Company had entered into notes with one tenant with a maximum commitment remaining to fund totaling $5.1 million at September 30, 2023. See Note 10 – Other Assets, net to the Condensed Consolidated Financial Statements.

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

Operating Activities
Cash flows provided by operating activities for the nine months ended September 30, 2023 and 2022 were approximately $47.1 million and $44.9 million, respectively. Cash flows provided by operating activities were generally provided by contractual rents and interest on our notes receivable, net of property operating expenses not reimbursed by the tenants and general and administrative expenses.

Investing Activities
Cash flows used in investing activities for the nine months ended September 30, 2023 and 2022 were approximately $100.1 million and $55.9 million, respectively. During the nine months ended September 30, 2023, the Company invested in 17 properties and one land parcel for an aggregate cash consideration of approximately $92.0 million and funded notes totaling approximately $2.0 million. Also, during the nine months ended September 30, 2023, the Company received payments on its notes totaling $3.0 million, received insurance proceeds from a casualty loss totaling $2.3 million, and funded capital expenditures on its existing portfolio totaling approximately $11.5 million.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
During the nine months ended September 30, 2022, the Company invested in three properties for an aggregate cash consideration of approximately $46.0 million and funded notes receivable totaling approximately $5.5 million. Also, during the nine months ended September 30, 2022, the Company received payments on its notes receivable totaling $2.3 million and funded capital expenditures on its existing portfolio totaling approximately $6.7 million.

Financing Activities
Cash flows provided by financing activities for the nine months ended September 30, 2023 and 2022 were approximately $45.9 million and $11.5 million, respectively. During the nine months ended September 30, 2023, the Company (i) borrowed $48.0 million under its Revolving Credit Facility, (ii) completed equity offerings under its at-the-market program, resulting in net proceeds, net of underwriters' discount and offering costs, of approximately $34.6 million, (iii) upon the vesting of stock-based awards for certain employees, withheld shares and paid taxes totaling approximately $1.0 million on behalf of the employees, and (iv) paid dividends totaling approximately $35.6 million.

During the nine months ended September 30, 2022, the Company borrowed $45.0 million under its Revolving Credit Facility and paid dividends totaling approximately $33.2 million.

Security Deposits
As of September 30, 2023, the Company held approximately $3.6 million in security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon the security deposits if there are any defaults under the leases.

Dividends
The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT.

On October 26, 2023, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.455 per share. The dividend is payable on November 24, 2023 to stockholders of record on November 9, 2023. This rate equates to an annualized dividend of $1.82 per share.

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

The Company’s whistleblower policy prohibits the Company and its affiliates and their officers, employees and agents from discharging, demoting, suspending, threatening, harassing or in any other manner discriminating against any employee for raising a concern. If an employee desires to raise a concern in a confidential or anonymous manner, the concern may be directed to the whistleblower officer at the Company’s whistleblower hotline. During the quarter ended September 30, 2023, the whistleblower officer received no whistleblower complaints.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We may use certain derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We will not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based on a notional amount of principal. Under the most common form of interest rate swap, known from our perspective as a floating-to-fixed interest rate swap, a series of floating, or variable, rate payments on a notional amount of principal is exchanged for a series of fixed interest rate payments on such notional amount. During the nine months ended September 30, 2023, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Changes In Internal Control Over Financial Reporting
There were no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

During the quarter ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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
Date: October 31, 2023

COMMUNITY HEALTHCARE TRUST INCORPORATED

By:	/s/ David H. Dupuy
David H. Dupuy
Chief Executive Officer and President

By:	/s/ William G. Monroe IV
William G. Monroe IV
Executive Vice President and Chief Financial Officer