Form 10-K
period 2023-12-31
Community Healthcare Trust Inc
filed 2024-02-13
CIK 1631569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37401

Community Healthcare Trust Incorporated
(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-5212033
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No ☒
The aggregate market value of the shares of common stock (based upon the closing price of these shares on the New York Stock Exchange, Inc. on June 30, 2023) of the Registrant held by non-affiliates (for purposes of this calculation, all of the Registrant's directors and executive officers are deemed affiliates of the Registrant) on June 30, 2023 was approximately $847.1 million.
The Registrant had 27,681,163 shares of common stock, $0.01 par value per share, outstanding as of February 8, 2024.
________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. The Registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2023.

COMMUNITY HEALTHCARE TRUST INCORPORATED
FORM 10-K
December 31, 2023

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•effects on global and national markets as well as businesses resulting from increased inflation, rising interest rates, supply chain disruptions, labor conditions, the conflict between Russia and Ukraine, and/or new and ongoing hostilities between Israel and Hamas;

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

Real Estate Investments
As of December 31, 2023, we had gross investments of approximately $1.1 billion in 193 real estate properties (including a portion of one property accounted for as a sales-type lease with a gross amount totaling approximately $3.0 million and two properties classified as held for sale with an aggregate amount totaling approximately $7.5 million). The properties are located in 34 states, totaling approximately 4.3 million square feet in the aggregate and were approximately 91.1% leased, excluding real estate assets held for sale, at December 31, 2023 with a weighted average remaining lease term of approximately 6.9 years. The Company’s real estate investments by property type, geographic area, and customer are detailed in Note 2 – Real Estate Investments to the Consolidated Financial Statements. The following table shows the diversification by property types based on annualized rent.

	Number of Properties	Annualized Rent (%)
Medical Office Building (MOB)	93	37.0%
Inpatient Rehabilitation Facilities (IRF)	8	18.8%
Acute Inpatient Behavioral (AIB)	5	14.2%
Specialty Centers (SC)	37	11.2%
Physician Clinics (PC)	30	7.8%
Behavioral Specialty Facilities (BSF)	9	5.1%
Surgical Centers and Hospitals (SCH)	10	4.3%
Long-term Acute Care Hospitals (LTACH)	1	1.6%
Total real estate investments	193	100.0%

Customer Concentrations
The Company's real estate portfolio is leased to a diverse tenant base. Our tenants include many nationally recognized healthcare providers, such as Adventist HealthCare, Inc., Hospital Corporation of America, Fresenius Medical Care AG & Co, Davita, Inc., Tenet Healthcare Corporation, Catholic Healthcare Initiatives, and Lifepoint Health. Lifepoint Health accounted for 11.9% of annualized revenues as of December 31, 2023. We have no control over the success or failure of our tenants' businesses and, at any time, any of our tenants may experience a downturn in their businesses that may weaken their financial condition.

Geographic Concentrations
The Company's portfolio is currently located in 34 states with 39.6% of our annualized rent as of December 31, 2023 derived from properties located in Texas (16.5%), Illinois (11.9%), and Ohio (11.2%). Such geographic concentrations could expose the Company to certain downturns in the economies of those states or other changes in such states' respective real estate market conditions. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in any of these areas could have an effect on our overall business results. In the event of negative economic or other changes in any of these markets, our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares may be adversely affected. See each of the discussions under Item 1A, "Risk Factors," under the captions "Adverse economic or other conditions in the geographic markets in which we conduct business could negatively affect our occupancy levels and rental rates and have a material adverse effect on our operating results," and "A large percentage of our properties are located in Texas, Ohio, and Illinois, and changes in these markets may materially adversely affect us."

2023 Real Estate Investments
During the year ended December 31, 2023, the Company acquired 19 real estate properties and one land parcel adjacent to an existing property in our portfolio, in fourteen separate transactions, as detailed in Note 4 – Real Estate Acquisitions and Dispositions to the Consolidated Financial Statements. Upon acquisition, the properties were 99.2% leased in the aggregate with lease expirations through 2038.

Human Capital Resource Management
As of December 31, 2023, we had 37 employees. All of our employees work at our corporate office in Franklin, Tennessee. Our employees are not members of any labor union, and we consider our relations with our employees to be excellent. We have a stable, but growing workforce with an average tenure of 3.7 years and voluntary employee turnover of approximately 15% during the year ended December 31, 2023. At December 31, 2023, 35% of our employees, 33% of our management team, and 33% of our board of directors were female.

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

Compensation of our board and management team is structured to closely align their interest with those of our stockholders. From our initial public offering, or IPO, in May 2015 through 2023, our executive officers elected each year to take 100% of their total compensation in restricted stock, subject to an eight-year cliff-vesting period. Beginning in 2024, our executive officers are permitted to take up to 50% of their total compensation in restricted stock. Our board has elected to take the majority of their total compensation in restricted stock, subject to a three-year cliff-vesting period. Also, all of our employees are shareholders in the Company, further aligning their interest with those of our stockholders.

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

•Experienced Management Team.  Our executive management team averages over 25 years of healthcare, real estate and/or public REIT management experience on average. Led by David H. Dupuy, Chief Executive Officer and President, William G. Monroe IV, our Executive Vice President and Chief Financial Officer, Leigh Ann Stach, our Executive Vice President and Chief Accounting Officer, and Timothy L. Meyer, our Executive Vice President, Asset Management, our management team has significant experience in acquiring, owning, operating and managing healthcare facilities and providing full service real estate solutions for the healthcare industry. Prior to joining the Company, Mr. Dupuy was a Managing Director at SunTrust Robinson Humphrey (Truist Securities) where he led investment banking coverage of healthcare facilities and REITs and held positions in healthcare banking at Bank of America. Mr. Monroe has experience in healthcare investment banking. Ms. Stach has experience in public healthcare REIT accounting and financial reporting. Mr. Meyer has experience in real estate and asset management in public healthcare REITs.

•Growth Oriented Capital Structure. At December 31, 2023, we had $50.0 million outstanding on our revolving credit facility and had $350.0 million outstanding on our term loans under our first amendment to the third amended and restated credit agreement, dated as of December 14, 2022, by and among Community Healthcare Trust Incorporated, as borrower, the several banks and financial institutions party thereto as lenders, and Truist Bank, as administrative agent (collectively, our "Credit Facility") with a 36.1% debt-to-total capitalization ratio (debt plus stockholders' equity plus accumulated depreciation). In the future, in addition to equity and debt issuances, we may also use OP units of our operating partnership as currency to acquire additional properties from owners seeking to defer their potential taxable gain and diversify their holdings. We believe that the borrowing capacity under our Credit Facility, combined with our ability to use OP units as acquisition currency, provides us with significant financial flexibility to make opportunistic investments and fund future growth.

•Significant Alignment of Interests.  We have structured the compensation of our board and management team to closely align their interests with the interests of our stockholders. From our IPO in May 2015 through 2023, our executive officers elected each year to take 100% of their total compensation in restricted stock, subject to an eight-year cliff-vesting period. Beginning in 2024, our executive officers are permitted to take up to 50% of their total compensation in restricted stock. The Company's board of directors have elected to take 91% of their total compensation in restricted stock since the Company's IPO, subject to a three-year cliff-vesting period. We believe that our board and management team receiving restricted stock subject to long-term cliff-vesting periods as a material component of their total compensation effectively aligns the interests of our board and management with those of our stockholders, creating significant incentives to maximize returns for our stockholders. Finally, each executive officer and director has met stock ownership guidelines that require our executive officers and directors to continuously own an amount of our common stock based on a multiple of such officer's annual base salary or such director's annual retainer, as applicable.

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

Tax Status
We have qualified as a REIT for U.S. federal income tax purposes since 2015, the year we began operations, and we expect that we will remain qualified as a REIT for U.S. federal income tax purposes for the year ending December 31, 2024. Our qualification as a REIT depends upon our ability to meet, on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code of 1986, as amended, or the Code, relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and that our manner of operations will enable us to continue to meet the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes for the year ending December 31, 2024.

As a REIT, we generally will not be subject to U.S. federal income tax on our taxable income that we distribute currently to our stockholders. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute on an annual basis at least 90% of their REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. If we fail to qualify for taxation as a REIT in any taxable year and do not qualify for certain statutory relief provisions, our income for that year will be subject to tax at regular corporate income tax rates, and we would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. Even if we qualify as a REIT for U.S. federal income tax purposes, we may still be subject to state and local taxes on our income and assets and to U.S. federal income and excise taxes on our undistributed income. Additionally, any income earned by Community Healthcare Trust Services, Inc. and CHCT Holdings, Inc., our TRSs, and any other TRSs that we form or acquire in the future will be fully subject to U.S. federal, state and local corporate income tax. See Government Regulation and Legislative Developments below for a discussion of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act” or "ACA") for a discussion of the Tax Cuts and Jobs Act ("TCJA"), enacted on December 22, 2017, which reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018.

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

The Affordable Care Act also altered reimbursement from private insurers and managed care organizations. Networks continue to readjust, and all providers must ensure adequate market share in their respective areas to remain in the network created by many of the managed care organizations. Under the Affordable Care Act prior to the Trump Administration, individuals were required to obtain coverage or pay a penalty resulting in millions of more Americans obtaining coverage, usually through the healthcare exchanges (called the Marketplace) established to provide coverage in each state. The Trump Administration and Congress removed this mandate beginning in

2019. The Trump Administration had also loosened rules to allow greater flexibility among insurers in the benefits offered, both lowering the costs of some plans but also limiting the coverage such plans offer. It is unclear at this time if increased competition from low-cost plans will damage the Marketplace, and how these changes will affect coverage rates in any particular state or locale. While the Trump Administration had decreased its focus on repealing the Affordable Care Act, a December 2018 federal court ruled the law unconstitutional. This decision was appealed to the U.S. Court of Appeals for the 5th Circuit, which issued a decision in December 2019 finding the insurance mandate unconstitutional and remanded the case to the District Court to consider the constitutionality of the rest of the law. The case was appealed to the U.S. Supreme Court, which heard oral arguments in November 2020. The Court issued a decision in June 2021 dismissing the case for lack of standing. The decision did not address the merits of the lawsuit and the legality of the ACA, but the decision effectively ends the case. Through Executive Orders issued January 28, 2021, the Biden Administration signaled its strong support for the Affordable Care Act by taking steps to reverse various actions by the Trump Administration and to strengthen Medicaid and the Affordable Care Act. Both the Biden Administration and Congress are considering ways to strengthen coverage under the Affordable Care Act by increasing the subsidies available to purchasers of health plans through the insurance exchanges created by the Affordable Care Act. These efforts have resulted in more than 16 million Americans enrolling in ACA health plans and an additional 14 million low-income Americans being enrolled in the ACA’s Medicaid expansion coverage from a pre-ACA baseline. Other Biden Administration legislative initiatives and policies have been implemented in an attempt to expand access to health care coverage. For example, on August 22, 2022, the Inflation Reduction Act of 2022 was signed into law and extended increased premium subsidies available in the ACA marketplaces through 2025, which prevents an estimated 2 million individuals from losing coverage. In addition, on October 11, 2022, the IRS issued a final rule changing how affordability of coverage and minimum value is determined for an employee’s relatives under the ACA. Specifically, the new rule provides for a separate affordability test where an eligible employer-sponsored plan is affordable for an employee’s relative if the employee’s required contribution for family coverage under the plan does not exceed 9.5% of the employee’s household income. Previously, health coverage affordability and adequacy had been measured solely for the employee, but not for coverage of the employee’s family. The Biden Administration estimates that this policy change will provide coverage for an additional 200,000 individuals, and nearly 1 million people will have access to lower premiums. The U.S. Department of Health and Human Services' data shows continued growth in access to care under the ACA, with over 20 million people selecting an ACA Marketplace plan in the 2024 Open Enrollment Period, including over 3.7 million people who were new to ACA Marketplace plans. While we expect that the Biden Administration will continue efforts to expand access to healthcare, we cannot predict the effect on us and/or our tenants of any future action by the Biden Administration and/or Congress with respect to the Affordable Care Act and other aspects of the healthcare system.

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

•tax law changes affecting non-profit providers, including the Tax Cuts and Jobs Act of 2017's effect on charitable contributions;

•regulatory changes designed to address health equity and disparities as a critical aspect of health and health care; and

•regulatory and legislative changes related to the use of artificial intelligence in healthcare.

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

The Company’s whistleblower policy prohibits the Company and its affiliates and their officers, employees and agents from discharging, demoting, suspending, threatening, harassing or in any other manner discriminating against any employee for raising a concern. If an employee desires to raise a concern in a confidential or anonymous manner, the concern may be directed to the whistleblower officer at the Company’s whistleblower hotline. During the year ended December 31, 2023, the whistleblower officer received no whistleblower complaints.

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
Inflation, both real or anticipated, could adversely affect the economy and the costs of labor, goods and services to our tenants. Increased operating costs resulting from inflation could have an adverse impact on our tenants if increases in their operating expenses exceed increases in their revenue, which may adversely affect our tenants’ ability to pay rent or other obligations owed to us. In response to inflationary pressures, the Federal Reserve raised interest rates in 2022 and 2023, and these increases may continue in 2024 and beyond. Increases in interest rates will increase interest cost on existing variable rate debt, including our Credit Facility. Such increases in the cost of capital could adversely impact our ability to finance operations and acquire properties. Increased interest rates may also result in less liquid property markets, limiting our ability to sell existing assets.

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

Given our dependence on rental revenue, failure by our major tenants to make rental payments to us, because of a deterioration of their financial condition, a termination of their leases, a non-renewal of their leases or otherwise, could have a material adverse effect on our results of operations.
Our income is derived from rental revenue from real property. As a result, our performance depends on our ability to collect rents from tenants. At any time, our tenants may experience a downturn in their businesses that may significantly weaken their financial condition, whether as a result of general economic conditions or otherwise. As a result, our tenants may fail to make rental payments when due, delay lease commencements, decline to extend or renew leases upon expiration or declare bankruptcy or be subject to involuntary insolvency proceedings. Any of these actions could result in the termination of the tenants’ leases or the failure to renew a lease and the loss of rental income attributable to the terminated leases. The occurrence of any of the situations described above could have a material adverse effect on our financial condition, results of operations, cash flows, or the market price of our common stock.

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
Our success depends, to a significant extent, on the continued services of Mr. David H. Dupuy, our Chief Executive Officer and President, Mr. William G. Monroe IV, our Executive Vice President and Chief Financial Officer, Ms. Leigh Ann Stach, our Executive Vice President and Chief Accounting Officer, and Mr. Timothy L. Meyer, our Executive Vice President, Asset Management. Each executive officer has significant experience in the healthcare and/or real estate industry and have all developed significant relationships with various healthcare providers and real estate brokers throughout the United States. Our ability to continue to acquire and develop healthcare properties in off-market or lightly marketed transactions depends upon the significant relationships that our senior management team has developed over many years. The loss of services of our senior management or other key employees for any reason or for any amount of time could significantly delay or prevent the achievement of our strategic objectives and negatively impact our business, financial condition, results of operations, and stock price.

Although we have entered into employment agreements with Messrs. Dupuy, Monroe and Meyer and Ms. Stach, we cannot provide any assurance that any of them will remain employed by us. Our ability to retain our executive officers, or to attract suitable replacements should any member of the senior management team leave, is dependent on the competitive nature of the employment market. The loss of services of, or the failure to successfully integrate one or more new members of, our senior management team could adversely affect our business and our prospects.

In addition, we have recently observed an overall tightening and increasingly competitive labor market. Our business could be adversely affected by an inability to retain personnel or upward pressure on wages as a result of the competitive labor market.

We may be unable to complete any pending acquisitions, which would adversely affect our ability to make distributions to our stockholders and could have a material adverse impact on our results of operations, earnings and cash flow, and even if acquisitions are completed, we may fail to successfully operate acquired properties.
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

In addition, there is no assurance that we will fully realize the potential benefits of any past or future acquisition or strategic transaction. We are exposed to the risk that our future acquisitions may not prove to be successful. We could encounter unanticipated difficulties and expenditures relating to any acquired properties, including contingent liabilities, and newly acquired properties might require significant attention of the Company's management that would otherwise be devoted to our existing business.

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

A pandemic, epidemic, outbreak of a contagious disease, or other health crisis may adversely affect our tenants' financial condition and the profitability of our properties.
Our business and the businesses of our tenants could be materially and adversely affected by the risks, or the public perception of the risks, related to another pandemic or other health crisis, similar to the prior novel coronavirus (COVID-19) pandemic. Such events could result in the complete or partial closure of one or more of our tenants' facilities, severely disrupt our tenants' operations, and have a material adverse effect on our business, financial condition and results of operations. In addition, if such events lead to a significant or prolonged impact on capital or credit markets or economic growth, then our business, financial condition and results of operations could be adversely affected.

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

For example, in June 2023, one of our tenants, GenesisCare and certain of its affiliates ("GenesisCare") filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Two of GenesisCare's leases with the Company's subsidiaries were rejected pursuant to requests to reject such leases that were approved by the U.S. Bankruptcy Court for the Southern District of Texas during 2023. At December 31, 2023, GenesisCare was the sole tenant in five of our properties and a tenant in two of our multi-tenanted properties, representing approximately 1.9% of our gross real estate properties, or approximately 62,000 square feet.

We cannot predict whether our tenants will renew existing leases beyond their current terms. At December 31, 2023, we had 69 leases scheduled to expire in 2024 and 54 leases scheduled to expire in 2025, which represent 6.9% and 9.2% of our total annualized lease revenue, respectively, for the year ended December 31, 2023. If any of our leases are not renewed, or are terminated prior to the contractual expiration date, we would attempt to lease those properties to another tenant at then-current market rates. However, following expiration of a lease term or if we exercise our right to replace a tenant in default, rental payments on the related properties could decline or cease altogether while we reposition the properties with a suitable replacement tenant. As such, we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our properties while they are being repositioned. Furthermore, our ability to reposition our properties with a suitable tenant could be significantly delayed or limited by state licensing, receivership, certificate of need, or CON, or other laws, as well as by the Medicare and Medicaid change-of-ownership rules. We could also incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings. In addition, our ability to locate suitable replacement tenants could be impaired by the specialized healthcare uses or contractual restrictions on use of the properties, and we may be required to spend substantial amounts to adapt the properties to other uses. Any such delays, limitations and expenses could adversely impact our ability to collect rent, obtain possession of leased properties or otherwise exercise remedies for tenant default and could have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock.

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
Our operating results depend upon our ability to maintain and improve the anticipated occupancy levels and rental rates at our properties. Adverse economic or other conditions in the geographic markets in which we operate, including periods of economic slowdown or recession, industry slowdowns, periods of deflation, relocation of businesses, changing demographics, water pollution, earthquakes and other natural disasters, fires, terrorist acts, epidemics, pandemics, vandalism, civil disturbances or acts of war and other man-made disasters which may result in uninsured or underinsured losses, and changes in tax, real estate, zoning and other laws and regulations, may lower our tenants' businesses, occupancy levels and limit our ability to increase rents or require us to offer rental concessions. The failure of our properties to generate revenues sufficient to meet our cash requirements, including operating and other expenses, debt service and capital expenditures, may have an adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock.

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

Various federal, state and local laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Although these laws and regulations have not had any known material adverse effects on our business to date, changes in federal, state, and local legislation and regulation based on concerns about climate change could result in increased capital expenditures on our existing properties and our new development properties (for example, to improve their energy efficiency and/or resistance to severe weather) without a corresponding increase in revenue, which may result in adverse impacts to our net income. The impact of climate change on weather patterns or the occurrence of significant weather events could impact economic activity or the value of our properties in specific markets.

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

A large percentage of our properties are located in Texas, Illinois, and Ohio, and changes in these markets may materially adversely impact our business and financial condition.
Of our investments in 193 properties, the properties located in Texas, Illinois, and Ohio provide, in the aggregate, approximately 39.6% of our annualized rent as of December 31, 2023. As a result of this geographic concentration, we are particularly exposed to downturns in the economies of those states or other changes in such states’ respective real estate market conditions. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in these states could have a disproportionate effect on our overall business results. In the event of negative economic or other changes in these markets, our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock may be materially and adversely affected.

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

The capital and credit markets have experienced extreme volatility and disruption as a result of the conflict between Russia and Ukraine, new and ongoing hostilities between Israel and Hamas, and the recent rise in inflation, as well as the resulting governmental policies. We believe that such volatility and disruption are likely to continue into the foreseeable future. Market volatility and disruption could hinder our ability to obtain new debt financing or refinance our maturing debt on favorable terms or at all or to raise debt and equity capital.

Covenants related to our indebtedness could limit our operations.
The terms of our current indebtedness as well as debt instruments that we entered into in the future are subject to customary financial and operational covenants. These include limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. We may be unable to maintain compliance with these covenants and, if we fail to do so, we may be unable to obtain waivers and/or amend the covenants. If some or all of our debt is accelerated and becomes immediately due and payable, we may be unable to repay or refinance the debt. Our continued ability to incur debt and operate our business is subject to compliance with these covenants, which could limit operational flexibility.

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

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.
We rely on information technology networks and systems, including the internet, to process, transmit and store electronic information, and to manage or support our business processes, including financial transactions and records, and maintaining personal information and tenant and lease data. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for the processing, transmission and storage of confidential tenant and customer data, including financial account information. While we have taken steps to protect the security of our information systems, we have, from time to time, experienced security incidents of varying degrees, although none of these security incidents have had a material adverse impact on our business, financial condition or results of operations. It is possible that in the future our safety and security measures will not prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable or proprietary information and any such event could materially and adversely impact our business, financial condition or results of operations.

Due to the fast pace and unpredictability of cyber threats, measures for addressing cybersecurity risks may become obsolete quickly. Security breaches, including physical or electronic break-ins, computer viruses, malware, phishing attacks, worms, attacks by hackers or foreign governments, disruptions from unauthorized access and tampering

(including through social engineering such as phishing attacks), coordinated denial-of-service attacks, impersonation of authorized users and similar incidents, can create system disruptions, shutdowns or result in a loss of company assets or unauthorized disclosure of confidential information. The risk of security incidents has generally increased as the number, intensity and sophistication of attacks and intrusions from around the world have increased. In some cases, it may be difficult to anticipate or immediately detect such incidents and the damage they cause. In addition, our technology infrastructure and information systems are vulnerable to damage or interruption from natural disasters, power loss and telecommunications failures. Failure to maintain proper function, security and availability of our information systems and the data maintained in those systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

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

We cannot predict the ultimate content, timing or effect of any further healthcare reform legislation related to increasing access to healthcare or the impact of potential legislation on us. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for medical products once approved or additional pricing pressures, and may adversely affect our operating results.

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

•state anti-kickback, anti-inducement, fee-splitting, anti-referral and insurance fraud laws which may be generally similar to, and potentially more expansive than, the federal laws set forth above; and

•federal and state laws governing confidentiality, maintenance, and security issues associated with health-related information and medical records.

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
As of December 31, 2023, we had $400.0 million outstanding under our Credit Facility, including our term loans. We do not anticipate that our internally generated cash flow will be adequate to repay our anticipated indebtedness upon maturity and, therefore, we expect to repay indebtedness through refinancings and future offerings of equity and debt securities, either of which we may be unable to secure on favorable terms or at all. Our level of debt and any limitations imposed upon us by our debt agreements could have adverse consequences, including the following:

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
At December 31, 2023, our debt to total capitalization ratio (debt plus stockholders' equity plus accumulated depreciation) was approximately 36.1%. Our current financing policy prohibits aggregate debt (secured or unsecured) in excess of 40% of the Company's total capitalization, except for short-term transitory periods. However, this debt limitation policy can be changed by our board of directors without stockholder approval and there are no provisions in our bylaws that limit our ability to incur indebtedness. We could alter the balance between our total outstanding indebtedness and the value of our properties at any time. If we become more highly leveraged, the resulting increase in outstanding debt could adversely affect our ability to make debt service payments, to pay our anticipated distributions and to make the distributions required to qualify as a REIT. The occurrence of any of the foregoing risks could adversely affect our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock.

Increases in interest rates may increase our interest expense and adversely affect our cash flows and our ability to service our indebtedness and to make distributions to our shareholders.
As of December 31, 2023, we had $50.0 million of variable-rate indebtedness outstanding that had not been swapped for a fixed interest rate. We expect that more of our indebtedness in the future, including borrowings under our Credit Facility, may be subject to variable interest rates. Increases in interest rates on any variable rate indebtedness will increase our interest expense, which could adversely affect our cash flow and our ability to pay distributions.

The Company may enter into swap agreements from time to time that may not effectively reduce its exposure to changes in interest rates.
The Company may enter into swap agreements from time to time that may not effectively reduce its exposure to changes in interest rates. As of December 31, 2023, the Company had 17 outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk for notional amounts totaling $350.0 million. The Company may enter into additional swap agreements in the future to manage some of its exposure to interest rate volatility. These swap agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements. In addition, these arrangements may not be effective in reducing the Company's exposure to changes in interest rates and no hedging activity can completely insulate us from the risks associated with changes in interest rates. Moreover, interest rate hedging could fail to protect us or adversely affect us because, among other things:

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
The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are taxed at individual rates is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. However, for tax years beginning after December 31, 2017, but before January 1, 2026, certain stockholders may be able to deduct up to 20% of "qualified REIT dividends" pursuant to Section 199A of the Code subject to certain limitations set forth in the Code.

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
One of the factors that will influence the market price of our common stock will be the dividend yield on the common stock (as a percentage of the price of our common stock) relative to market interest rates. An increase in market interest rates, may lead prospective purchasers of our common stock to expect a higher dividend yield (with a resulting decline in the trading prices of our common stock) and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our common stock to decrease.

Our issuance of equity securities or the perception that such issuances might occur could materially adversely affect us, including the per share trading price of our common stock.
Restricted stock or restricted stock units granted to our directors, executive officers and other employees under our 2014 Incentive Plan, as amended, (the "2014 Incentive Plan"), and our various compensation plans, or the issuance of our common stock or OP Units in connection with future property, portfolio or business acquisitions and other issuances of our common stock could have an adverse effect on the market price of our common stock. Also, the existence of common stock issuable under our 2014 Incentive Plan may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities. In addition, future issuances of our common stock may be dilutive to existing stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk management and strategy
The Company recognizes the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. Our policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats are integrated into our overall risk management program and are based on the Center for Internet Security (CIS) benchmarks. CIS controls map to many established standards and regulatory frameworks, including the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF) and NIST SP 800-53, the ISO 27000 series of standards, PCI DSS, HIPAA, and others.

Managing Material Risks & Integrated Overall Risk Management
The Company has strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our risk management team works closely with our IT department to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

Engage Third-parties on Risk Management
Recognizing the complexity and evolving nature of cybersecurity threats, the Company engages with a range of external experts, including cybersecurity assessors, consultants, and auditors in evaluating and testing our risk management systems. These partnerships enable us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain at the forefront of industry best practices. Our collaboration with these third-parties includes real-time Company endpoint scanning, detection, prevention, and remediation; regular audits; threat assessments; and consultation on security enhancements.

Oversee Third-party Risk
Because we are aware of the risks associated with third-party service providers, the Company implements stringent processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing review to ensure compliance with our cybersecurity standards. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third-parties.

Risks from Cybersecurity Threats
We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

Governance
The Board of Directors is acutely aware of the critical nature of managing risks associated with cybersecurity threats. The Board has established robust oversight mechanisms to ensure effective governance in managing risks associated with cybersecurity threats because we recognize the significance of these threats to our operational integrity and stakeholder confidence.

Board of Directors Oversight
As mentioned above, management has formed an IT Committee consisting of the Chief Executive Officer, Chief Financial Officer, and the Vice President of Information Technology to review and discuss information security matters and cyber security risks. The committee meets at least twice a year and reports to the Board of Directors as needed.

Management’s Role Managing Risk
The Chief Executive Officer and Chief Financial Officer play a pivotal role in serving on the IT Committee, which meets at least twice a year and discusses a broad range of topics, including:

•Current cybersecurity landscape and emerging threats;
•Status of ongoing cybersecurity initiatives and strategies;
•Incident reports and learnings from any cybersecurity events; and
•Compliance with regulatory requirements and industry standards.

In addition, the IT Committee and the Board maintain an ongoing dialogue regarding emerging or potential cybersecurity risks, ensuring the Board’s oversight is proactive and responsive. The IT Committee actively participates in strategic decisions related to cybersecurity, offering guidance and approval for major initiatives. This involvement ensures that cybersecurity considerations are integrated into the broader strategic objectives of the Company.

Risk Management Personnel
Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with the Vice President of Information Technology. Our Vice President of Information Technology has over 25 years of experience in the information technology field and has been a member of and led numerous teams responsible for cybersecurity operations. In addition, all Company employees are required to complete mandatory cybersecurity training each year.

Monitor Cybersecurity Incidents
The Vice President of Information Technology is continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. The Vice President of Information Technology implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the Vice President of Information Technology is equipped with a well-defined incident response plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

Reporting to Board of Directors
The Vice President of Information Technology, in his capacity, regularly informs the Chief Executive Officer and Chief Financial Officer of all aspects related to cybersecurity risks and incidents. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing the Company. Furthermore, significant cybersecurity matters, and strategic risk management decisions are escalated to the Board of Directors, ensuring that they have comprehensive oversight and can provide guidance on critical cybersecurity issues.

ITEM 2. PROPERTIES

In addition to the information provided below, see Item 1, "Business," Note 2 – Real Estate Investments to the Consolidated Financial Statements in Item 8 "Financial Statements and Supplementary Data," and Schedule III of Item 15 of this Annual Report on Form 10-K for more detailed information about the Company's properties as of December 31, 2023.

Scheduled Lease Expirations
As of December 31, 2023, the weighted average remaining years to maturity pursuant to the leases with our tenants was approximately 6.9 years, with expirations through 2039. The table below details scheduled lease expirations, as of December 31, 2023, for our properties for the periods indicated.

		Total Leased Square Footage		Annualized Lease Revenue
Year	Number of Leases Expiring	Amount (in thousands)	Percent (%)	Amount (in thousands)	Percent (%)
2024	69	316	8.3%	$6,667	6.9%
2025	54	338	8.8%	8,910	9.2%
2026	65	541	14.2%	11,029	11.4%
2027	50	304	8.0%	6,476	6.7%
2028	58	327	8.5%	5,938	6.1%
2029	25	272	7.1%	6,489	6.7%
2030	16	115	3.0%	3,219	3.3%
2031	23	347	9.1%	9,331	9.6%
2032	11	133	3.5%	1,877	1.9%
2033	12	75	2.0%	1,503	1.5%
Thereafter	38	1,032	27.0%	35,059	36.2%
Month-to-Month	10	20	0.5%	449	0.5%
Totals	431	3,820	100.0%	$96,947	100.0%

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

ITEM 4.    MINE SAFETY DISCLOSURES

None.

PART II.
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company's common stock are traded on the New York Stock Exchange under the symbol "CHCT." At February 8, 2024, there were 45 stockholders of record.

Future dividends will be declared and paid at the discretion of the Board of Directors. The Company’s ability to pay dividends is dependent upon its ability to generate funds from operations and cash flows, and to make accretive new investments.

Stock Performance Graph
The following graph compares, over a measurement period beginning December 31, 2018 and ending on December 31, 2023, the cumulative total return on our common stock with the cumulative total return on the stocks included in (i) the Russell 3000 Index and (ii) the NAREIT All Equity REIT Index. The performance graph assumes that the value of the investment in our common stock, the Russell 3000 Index and the NAREIT All Equity REIT Index was $100 at December 31, 2018 and that all dividends were reinvested. There can be no assurance that our common stock performance will continue in the future with the same or similar trends depicted in the stock performance graph below. We will not make or endorse any predictions as to future stock performance

	Period Ending
Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Community Healthcare Trust Incorporated	$100.00	$154.94	$176.94	$184.17	$146.02	$114.62
Russell 3000 Index	$100.00	$131.02	$158.39	$199.03	$160.80	$202.54
NAREIT All Equity REIT Index	$100.00	$128.66	$122.07	$172.49	$129.45	$144.16

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

Real estate acquisitions
During the year ended December 31, 2023, the Company acquired 19 real estate properties and one land parcel for an aggregate purchase price of approximately $97.8 million. Upon acquisition, the properties, totaling approximately 463,000 square feet, were 99.2% leased in the aggregate with lease expirations through 2038.

Subsequent acquisition
Subsequent to December 31, 2023, the Company acquired one long term acute care hospital (LTACH) for a purchase price of approximately $6.5 million and cash consideration of approximately $6.6 million. Upon acquisition, the property was 100.0% leased with a lease expiration in 2039.

Acquisition pipeline
The Company has three properties under definitive purchase agreements for an expected aggregate purchase price of approximately $27.9 million. The Company's expected aggregate return on these investments ranges from approximately 9.08% to 9.20%. The Company expects to close on these properties during the first half of 2024; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

The Company also has seven properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $166.5 million. The Company's expected returns on these investments are approximately 9.1% to 9.75%. The Company anticipates closing on two of these properties in 2024 with the remainder throughout 2025 and 2026; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

Assets Held for Sale
The Company currently has plans to dispose of two properties with an aggregate carrying balance of $7.5 million during 2024. See Note 4 – Real Estate Acquisitions and Dispositions in the Consolidated Financial Statements for more details.

Leased square footage
As of December 31, 2023, our real estate portfolio was approximately 91.1% leased, excluding real estate assets held for sale. During the year ended December 31, 2023, we had expiring or terminated leases related to approximately 462,000 square feet, and we leased or renewed leases related to approximately 334,000 square feet.

Purchase Option Provisions
Certain of the Company's leases provide the lessee with a purchase option or a right of first refusal to purchase the leased property. The purchase option provisions generally allow the lessee to purchase the leased property at fair value or at an amount greater than the Company's gross investment in the leased property at the time of the purchase. The Company had an aggregate gross investment of approximately $37.2 million in ten real estate properties as of December 31, 2023 that were subject to exercisable purchase options.

Lease Expirations
Approximately 6.1% to 11.4% of our leases (based on annualized rent) will expire in each of the next 5 years. Management expects that many of the tenants will renew their leases, but in cases where they do not renew, the Company believes it will generally be able to re-lease the space to existing or new tenants without significant loss of rental income. See "Properties" in Item 2 for a schedule of the Company's lease expirations.

Inflation
Inflation has significantly increased during the past couple of years and a prolonged period of high and persistent inflation could cause an increase in our expenses, capital expenditures, and cost of our variable-rate borrowings which could have a material impact on our financial position or results of operations. Many of our lease agreements contain provisions designed to mitigate the adverse impact of inflation, including annual rent increases based on stated increases or CPI increases. In response to inflationary pressures, the Federal Reserve raised interest rates in 2022 and 2023, and these increases may continue in 2024 and beyond. Higher interest rates imposed by the Federal Reserve to address inflation may adversely impact real estate asset values and increase our interest expense on our variable-rate borrowings under our revolving credit facility.

Results of Operations

Our results of operations are most significantly impacted each year by our acquisitions in and funding of our real estate investments, as well as expenses related to our employees, professional fees and other costs related to operating the REIT and its related subsidiaries.

Year Ended December 31, 2023 Compared to December 31, 2022

The table below shows our results of operations for the year ended December 31, 2023 compared to the same period in 2022 and the effect of changes in those results from period to period on our net income.

	For the Year Ended December 31,		Increase (Decrease) to Net Income
(Dollars in thousands)	2023	2022	$	%
REVENUES
Rental income	$108,682	$94,103	$14,579	15.5%
Other operating interest	4,163	3,576	587	16.4%
	112,845	97,679	15,166	15.5%
EXPENSES
Property operating	20,713	16,636	(4,077)	(24.5)%
General and administrative (1)	27,338	14,837	(12,501)	(84.3)%
Depreciation and amortization	39,693	32,339	(7,354)	(22.7)%
	87,744	63,812	(23,932)	(37.5)%
OTHER INCOME (EXPENSE)
Impairment of real estate asset	(102)	—	(102)	n/m
Interest expense	(17,792)	(11,873)	(5,919)	(49.9)%
Deferred income tax expense	(306)	(41)	(265)	n/m
Interest and other income, net	813	66	747	n/m
	(17,387)	(11,848)	(5,539)	46.8%

NET INCOME	$7,714	$22,019	$(14,305)	(65.0)%

n/m - not meaningful
_____________________
(1) General and administrative expenses for the year ended December 31, 2023 included the accelerated amortization of stock-based compensation totaling $11.8 million recognized upon the passing of our former CEO and President.

Revenues
Rental income increased approximately $14.6 million, or 15.5%, for the year ended December 31, 2023 compared to the same period in 2022 mainly due to the following:

•Income on properties acquired during 2023 and 2022 increased rental income by approximately $15.4 million;

•Lease rejections related to one bankruptcy during 2023 decreased rental income in 2023 compared to 2022 by approximately $0.3 million; and

•During 2023 the Company increased its allowance for bad debts by approximately $0.3 million.

Other operating interest increased approximately $0.6 million, or 16.4%, for the year ended December 31, 2023 compared to the same period in 2022 due to interest earned on our notes receivable, which are discussed in more detail in Note 10 – Other Assets, net to the Consolidated Financial Statements.

Expenses
Property operating expenses increased approximately $4.1 million, or 24.5%, for the year ended December 31, 2023 compared to the same period in 2022 due mainly to the following:

•Property operating expenses on properties acquired during 2023 and 2022 resulted in an increase of approximately $3.0 million;

•Repairs and maintenance expenses increased approximately $0.4 million;

•Security monitoring service expenses increased approximately $0.2 million;

•The amortization of leasing commissions increased approximately $0.2 million; and
•Property insurance expense increased approximately $0.1 million.

General and administrative expenses increased approximately $12.5 million, or 84.3%, for the year ended December 31, 2023 compared to the same period in 2022 due mainly to the following:

•Non-cash accelerated amortization of deferred compensation for non-vested restricted common shares held by former CEO and President Timothy Wallace at the time of his passing in March 2023 accounted for an increase of approximately $11.8 million;

•Compensation-related expenses increased approximately $0.8 million related to new employees and $0.3 million related to the payment of employer taxes due upon the accelerated vesting of Mr. Wallace's shares;

•The non-cash amortization of stock-based compensation decreased approximately $1.2 million in 2023 compared to 2022; and

•Legal fees increased approximately $0.5 million and accounting and auditing fees increased approximately $0.2 million in 2023 compared to 2022.

Depreciation and amortization expense increased approximately $7.4 million, or 22.7%, for the year ended December 31, 2023 compared to the same period in 2022 due mainly to the following:

•Depreciation and amortization related to properties acquired during 2023 and 2022 accounted for an increase of approximately $6.6 million;

•Real estate intangible assets acquired prior to 2022 that became fully depreciated resulted in a decrease of approximately $1.8 million;

•Accelerated amortization of lease intangibles on the two GenesisCare properties where the leases have been rejected totaled approximately $1.5 million; and

•Depreciation related to tenant and other improvements accounted for an increase of approximately $1.1 million.

Impairment of real estate asset
During the third quarter of 2023, the Company recorded an impairment on an asset held for sale of approximately $0.1 million. See Note 4 – Real Estate Acquisitions and Dispositions to the Consolidated Financial Statements.

Interest expense
Interest expense increased approximately $5.9 million, or 49.9%, for the year ended December 31, 2023 compared to the same period in 2022. Contractual interest due under the Credit Facility increased $5.9 million due to refinancings in the fourth quarter of 2022, a higher weighted average balance on the Revolving Credit Facility, along with a rise in interest rates during 2023 as compared to 2022. See Note 5 – Debt, net to the Consolidated Financial Statements.

Deferred income tax expense
Deferred income tax expense increased approximately $0.3 million for the year ended December 31, 2023 compared to the same period in 2022. During 2023, the Company fully reserved its deferred tax asset.

Interest and other income
Interest and other income increased approximately $0.7 million for the year ended December 31, 2023 compared to the same period in 2022. During 2023, the Company recognized a net casualty gain relating to a property totaling $0.7 million. See Note 4 – Real Estate Acquisitions and Dispositions to the Consolidated Financial Statements.

Year Ended December 31, 2022 Compared to December 31, 2021

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” in our 2022 Annual Report on Form 10-K for a comparison of the year ended December 31, 2022 compared to December 31, 2021, which is incorporated by reference.

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

Operating Activities
Cash flows provided by operating activities for the years ended December 31, 2023, 2022 and 2021 were approximately $61.4 million, $60.3 million, and $56.3 million, respectively. Cash flows provided by operating activities for the years ended December 31, 2023, 2022 and 2021 were generally provided by contractual rents and interest on notes receivables, net of property operating expenses not reimbursed by the tenants and general and administrative expenses.

Investing Activities
Cash flows used in investing activities for the years ended December 31, 2023, 2022 and 2021 were approximately $113.7 million, $113.8 million, and $104.4 million, respectively. During 2023, the Company invested in 19 real estate properties and one land parcel for cash consideration of approximately $98.9 million. During 2022, the Company invested in 18 real estate properties for an aggregate cash consideration of approximately $96.7 million. During 2021, the Company invested in 13 real estate properties for an aggregate cash consideration of approximately $88.1 million and sold one property for net proceeds of approximately $1.3 million. In addition, during 2023, 2022 and 2021, the Company funded notes receivable of approximately $2.0 million, $9.7 million, and $14.4 million, respectively, and received payments in 2023, 2022 and 2021 on notes of approximately $3.9 million, $3.0 million, and $4.0 million, respectively. Also, during 2023, the Company received insurance proceeds from a casualty loss of approximately $2.3 million, and the Company funded capital expenditures, including tenant improvements, during 2023, 2022 and 2021 totaling approximately $19.0 million, $10.4 million, and $7.2 million, respectively.

Financing Activities
Cash flows provided by financing activities for the years ended December 31, 2023, 2022 and 2021 were approximately $44.9 million, $62.7 million, and $48.1 million, respectively. During 2023, 2022 and 2021, the Company paid dividends totaling approximately $48.1 million, $44.5 million and $42.4 million, respectively. During 2023, 2022 and 2021, the Company completed equity offerings under its at-the-market program, resulting in net proceeds, net of underwriters' discount and offering costs, of approximately $44.0 million, $20.2 million and $38.2 million, respectively. During 2023, the Company borrowed, on a net basis, approximately $50.0 million, and in 2022 and 2021, the Company repaid, on a net basis, approximately $12.0 million and $21.0 million respectively, on its Revolving Credit Facility. During 2022 and 2021, the Company amended its Credit Facility and borrowed $150.0 million and $125.0 million, respectively, in Term Loans under its Credit Facility and incurred $0.8 million and $1.6 million, respectively, in additional debt issuance costs, and in each of 2022 and 2021, repaid $50.0 million in Term Loans under its Credit Facility. Further in 2023, the Company withheld shares and paid taxes totaling approximately $1.0 million upon the vesting of stock-based awards for certain employees.

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

ATM Program
The Company has an at-the-market offering program ("ATM Program"), with Piper Sandler & Co., Evercore Group L.L.C., Truist Securities, Inc., Regions Securities LLC, Fifth Third Securities, Inc., Janney Montgomery Scott LLC, and Robert W. Baird & Co. Incorporated, as Sales Agents (each, an “Agent”, and, collectively, the “Agents”). Under the ATM Program, the Company may issue and sell shares of its common stock, having an aggregate gross sales price of up to $500.0 million, exclusive of shares of Common Stock sold under its prior agreements with our Agents. The shares of common stock may be sold from time to time through or to one or more of the Agents, as may be determined by the Company in its sole discretion, subject to the terms and conditions of the agreement and applicable law. As of December 31, 2023, the Company had approximately $433.9 million remaining that may be issued under the ATM Program.

Security Deposits
As of December 31, 2023, the Company held approximately $3.7 million in security deposits, included in other liabilities, on the Consolidated Statement of Income, for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon the security deposits if there are any defaults under the leases.

Credit Facility
The Company's third amended and restated credit agreement, as amended (the "Credit Facility") provides for a $150.0 million revolving credit facility (the "Revolving Credit Facility") that matures on March 19, 2026 and includes one 12-month option to extend the maturity date, and $350.0 million in term loans (the "Term Loans"), as well as an accordion feature which allows borrowings up to a total of $700.0 million, including the ability to add and fund additional term loans. The Company has entered into interest rate swaps to fix the interest rates on the Term Loans. In March 2024, two swaps will mature and will be replaced by two forward-starting swaps currently in place and will increase the fixed weighted average interest rate under the swaps from approximately 4.3% to approximately 4.4%. Note 5 – Debt, net to the Consolidated Financial Statements provides more details on the Credit Facility and Note 6 – Derivative Financial Instruments provides more detail on interest rate swaps entered into on the Term Loans. At December 31, 2023, the Company had borrowing capacity remaining under the Revolving Credit Facility of approximately $100.0 million.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. The Company was in compliance with its financial covenants under its Credit Facility as of December 31, 2023. Also, the Company’s current financing policy prohibits aggregate debt (secured or unsecured) in excess of 40% of the Company's total capitalization, except for short-term, transitory periods. At December 31, 2023, our debt to total capitalization ratio (debt plus stockholders' equity plus accumulated depreciation) was approximately 36.1%.

Mortgage Note Payable
The Company also had outstanding at December 31, 2023, a $4.8 million mortgage note payable, secured by one of our properties that had a $7.2 million carrying value at December 31, 2023. The mortgage note amortizes monthly at a fixed interest rate of 4.98% with a balloon payment of approximately $4.8 million due upon maturity on May 1, 2024. The Company expects to fund the balloon payment with proceeds from the Company's Revolving Credit Facility or proceeds from the Company's ATM Program.

Ground Leases
At December 31, 2023, the Company was obligated, as the lessee, under four non-prepaid ground leases accounted for as operating leases with expiration dates through 2076, including renewal options, and two non-prepaid ground leases accounted for as a financing lease with an expiration date through 2109, including renewal options. Any rental increases related to the Company's ground leases are generally either stated or based on the Consumer Price Index. At December 31, 2023, the Company's aggregate obligation under these ground leases was approximately $8.9 million. See Note 3 – Real Estate Leases to the Consolidated Financial Statements.

Subsequent acquisition
Subsequent to December 31, 2023, the Company acquired one long term acute care hospital (LTACH) for a purchase price of approximately $6.5 million and cash consideration of approximately $6.6 million. Upon acquisition, the property was 100.0% leased with a lease expiration in 2039. The acquisition was funded with proceeds from the Company's Revolving Credit Facility.

Acquisition Pipeline
The Company has three properties under definitive purchase agreements for an expected aggregate purchase price of approximately $27.9 million. The Company's expected aggregate return on these investments ranges from approximately 9.08% to 9.20%. The Company expects to close on these properties during the first half of 2024; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

The Company also has seven properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $166.5 million. The Company's expected returns on these investments are approximately 9.1% to 9.75%. The Company anticipates closing on two of these properties in 2024 with the remainder throughout 2025 and 2026; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

The Company anticipates funding these investments with cash from operations, through proceeds from its Credit Facility or from net proceeds from additional debt or equity offerings.

Tenant Improvements and Capital Improvements
The Company may provide tenant improvement allowances in new or renewal leases for the purpose of refurbishing or renovating tenant space. The Company may also assume tenant improvement obligations included in leases acquired in its real estate acquisitions. As of December 31, 2023, the Company had approximately $10.9 million in commitments for tenant improvements.

The Company has entered into contracts with various vendors for various capital improvement projects related to its portfolio. As of December 31, 2023, the Company had approximately $5.8 million in commitments for capital improvement projects.

Six of the projects included above, with remaining obligations totaling $3.5 million as of December 31, 2023, represent redevelopment projects of the buildings into different healthcare uses backed by long term leases. The Company anticipates funding these investments with cash from operations, through proceeds from its Credit Facility or from net proceeds from additional debt or equity offerings.

Note Receivable
The Company had entered into a note with a tenant with a maximum commitment remaining to fund totaling approximately $5.0 million at December 31, 2023. See Note 10 – Other Assets, net to the Consolidated Financial Statements.

Dividends
The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT.

During 2023, 2022 and 2021, the Company paid cash dividends in the amounts of $1.805 per share, $1.765 per share and $1.725 per share, respectively.

On February 8, 2024, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.4575 per share. The dividend is payable on March 1, 2024 to stockholders of record on February 20, 2024.
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

The table below reconciles net income to FFO and AFFO for the years ended December 31, 2023, 2022, and 2021.

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2023	2022	2021
Net income	$7,714	$22,019	$22,492
Real estate depreciation and amortization	40,103	32,602	30,624
Gain on sale of depreciable real estate	—	—	(237)
Impairment of real estate asset	102	—	—
Total adjustments	40,205	32,602	30,387
FFO	$47,919	$54,621	$52,879
Straight-line rent	(3,052)	(3,444)	(3,569)
Stock-based compensation	8,166	9,415	7,164
Accelerated amortization of stock-based compensation (1)	11,799	—	—
Net gain from insurance recovery on casualty loss	(706)	—	—
AFFO	$64,126	$60,592	$56,474
FFO per diluted common share	$1.86	$2.24	$2.20
AFFO per diluted common share	$2.49	$2.49	$2.35
Weighted Average Common Shares Outstanding-Diluted (2)	25,752	24,379	24,012
____________________________
(1) Upon the passing of our former CEO and President in the first quarter of 2023, the Company accelerated the amortization of stock-based compensation totaling $11.8 million, impacting FFO per diluted share by $0.46 for the year ended December 31, 2023 .
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

The table below reconciles net income to NOI for the years ended December 31, 2023, 2022, and 2021.

	Year Ended December 31,
(In thousands)	2023	2022	2021
Net income	$7,714	$22,019	$22,492
General and administrative (1)	15,539	14,837	12,113
Accelerated amortization of deferred compensation	11,799	—	—
Depreciation and amortization	39,693	32,339	30,401
Gain on sale of depreciable real estate	—	—	(237)
Impairment of real estate asset	102	—	—
Interest expense	17,792	11,873	10,542
Deferred income taxes	306	41	167
Interest and other income, net	(813)	(66)	(57)
NOI	$92,132	$81,043	$75,421
____________________________
(1) 2023 excludes accelerated amortization of stock-based compensation shown separately below.

EBITDAre and Adjusted EBITDAre

The Company uses the NAREIT definition of EBITDAre which is net income plus interest expense, income tax expense, and depreciation and amortization, plus losses or minus gains on the disposition of depreciable property, including losses/gains on change of control, plus impairment write-downs of depreciable property and of investments in unconsolidated affiliates caused by a decrease in value of depreciable property in the affiliate, plus or minus adjustments to reflect the entity's share of EBITDAre of unconsolidated affiliates and consolidated affiliates with non-controlling interest. The Company also presents Adjusted EBITDAre which is EBITDAre before non-cash items, such as stock-based compensation expense and other such items.

We consider EBITDAre and Adjusted EBITDAre important measures because they provide additional information to allow management, investors, and our current and potential creditors to evaluate and compare our core operating results and our ability to service debt.

The table below reconciles net income to EBITDAre and Adjusted EBITDAre for the years ended December 31, 2023, 2022, and 2021.

	Year Ended December 31,
(In thousands)	2023	2022	2021
Net income	$7,714	$22,019	$22,492
Interest expense	17,792	11,873	10,542
Depreciation and amortization	39,693	32,339	30,401
Deferred income tax expense	306	41	167
Gain on sale of depreciable real estate	—	—	(237)
Impairment of real estate asset	102	—	—

EBITDAre	$65,607	$66,272	$63,365
Non-cash stock-based compensation expense (1)	8,166	9,415	7,164
Accelerated amortization of deferred compensation	11,799	—	—
Net gain from insurance recovery on casualty loss	(706)	—	—
Adjusted EBITDAre	$84,866	$75,687	$70,529
____________________________
(1) 2023 excludes accelerated amortization of stock-based compensation shown separately below.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements are prepared in conformity with GAAP and the rules and regulations of the SEC. In preparing the Consolidated Financial Statements, management is required to exercise judgment and make assumptions and estimates that may impact the carrying value of assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates. Set forth below is a summary of our accounting policies and estimates that we believe are critical to the preparation of our Consolidated Financial Statements. Our accounting policies are more fully discussed in Note 1 – Summary of Significant Accounting Policies to the Consolidated Financial Statements.

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

Allowance for Credit Losses
Credit losses on financial instruments are measured using an expected credit loss ("CECL") model in evaluating the collectability of notes receivable and other financial instruments. The CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, that considers forecasts of future economic conditions in addition to information about past events and current conditions. Under the CECL model, the Company estimates credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument and is required to record a credit loss expense (or reversal) in each reporting period. The Company evaluates factors such as its historical credit loss experience with the borrower or similar financial assets, current economic conditions, current and expected future financial condition of the borrower as well as payment history of the borrower, along with other relevant factors for each borrower or similar instruments.

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

As of December 31, 2023, the Company's Revolving Credit Facility and Term Loans were based on variable interest rates while its notes receivable and mortgage note payable bore interest at fixed rates. The Company has entered into interest rate swaps to fix the interest rates on its Term Loans.

The following table provides information regarding the sensitivity of certain of the Company’s financial instruments, as described above, to market conditions and changes resulting from changes in interest rates. For purposes of this analysis, sensitivity is demonstrated based on hypothetical 10% changes in the underlying market interest rates.

			Impact on Earnings and Cash Flows
(Dollars in thousands)	Outstanding Principal Balance at December 31, 2023	Calculated Annual Interest Expense	Assuming 10% Increase in Market Interest Rates	Assuming 10% Decrease in Market Interest Rates
Variable Rate Debt:
Revolving Credit Facility	$50,000	$3,534	$(353)	$353
A-3 Term Loan (1)	$75,000	$3,218	$—	$—
A-4 Term Loan (1)	$125,000	$4,181	$—	$—
A-5 Term Loan (1)	$150,000	$7,661	$—	$—
___________
(1) The Company has interest rate swaps that fix the interest rates of the A-3 Term Loan, the A-4 Term Loan, and the A-5 Term Loan; therefore, changes in the interest rates will not impact our earnings or cash flows.

		Fair Value
(Dollars in thousands)	Outstanding Principal Balance at December 31, 2023	December 31, 2023	Assuming 10% Increase in Market Interest Rates	Assuming 10% Decrease in Market Interest Rates	December 31, 2022
Fixed Rate Receivables/Payable:
Notes Receivable (1)	$30,775	$31,199	$30,893	$31,511	$32,716
Mortgage Note Payable (1)	$4,821	$4,791	$4,782	$4,801	$4,761
___________
(1) Level 2 - Fair value based on quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

On December 14, 2022, the Company amended its Credit Facility to replace LIBOR as a benchmark interest rate for loans under the Credit Facility with SOFR. The Company's Credit Facility debt shown in the table above and discussed in Note 5 – Debt, net to the Consolidated Financial Statements was transitioned from being indexed to USD LIBOR to SOFR effective December 14, 2022 for Term Loan A-5 and Revolving Credit Facility, and effective December 30, 2022 for Term Loans A-3 and A-4. In January 2023, the Company transitioned its interest rate swaps from LIBOR to SOFR rates. See the discussion under Item 1A, "Risk Factors," under the caption "The replacement of LIBOR with SOFR may adversely affect interest expense related to outstanding debt."

Inflation
Inflation has significantly increased during the past couple of years and a prolonged period of high and persistent inflation could cause an increase in our expenses, capital expenditures, and cost of our variable-rate borrowings which could have a material impact on our financial position or results of operations. Many of our lease agreements contain provisions designed to mitigate the adverse impact of inflation, including annual rent increases based on stated increases or CPI increases. In response to inflationary pressures, the Federal Reserve raised interest rates in 2022 and 2023, and these increases may continue in 2024 and beyond. Higher interest rates imposed by the Federal Reserve to address inflation may adversely impact real estate asset values and increase our interest expense on our variable-rate borrowings under our revolving credit facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Community Healthcare Trust Incorporated
Franklin, Tennessee
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Community Healthcare Trust Incorporated (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 13, 2024 expressed an unqualified opinion thereon.
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

Asset Impairment – Identification of Triggering Events and Assessment of Recoverability for Real Estate Properties

The Company recorded total real estate properties, net of accumulated depreciation, of approximately $849 million as of December 31, 2023. As described in Note 1 – Summary of Significant Accounting Policies to the consolidated financial statements, the Company assesses the potential for impairment of long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicates that the carrying value might not be fully recoverable ("triggering events"). A real estate property is tested for impairment when management’s estimate of current and projected, undiscounted and unleveraged, operating cash flows of the property is less than the net carrying value of the property. In determining these cash flows, the Company estimates market rent, capitalization rates, expected holding periods, and other relevant inputs.

We identified management's evaluation of triggering events and the assessment of recoverability for certain real estate properties as a critical audit matter. Identification of triggering events requires judgement in evaluating the existence of potential impairment indicators including casualties such as natural disasters, sustained changes to property occupancy, and underperformance of a property relative to expected operating results. Additionally, determination of the operating cash flows used in recoverability tests requires the estimation of certain assumptions including market rents and terminal capitalization rates. Auditing management’s judgments was especially challenging and required increased auditor effort including the use of a specialist.

The primary procedures we performed to address this critical audit matter included:

•Evaluating management's identification and assessment of potential triggering events, including impacts of natural disasters, sustained changes to property occupancy, and under performance of a property relative to expected operating results.

•Testing the assumptions used by management in their recoverability test, specifically market rent and terminal capitalization rates, which included utilizing professionals with specialized knowledge and skills in valuation to assist in testing these assumptions.

/s/ BDO USA, P.C.
We have served as the Company's auditor since 2015.
Nashville, Tennessee
February 13, 2024

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	December 31,
	2023	2022
ASSETS
Real estate properties
Land and land improvements	$136,532	$117,657
Buildings, improvements, and lease intangibles	913,416	825,257
Personal property	299	253
Total real estate properties	1,050,247	943,167
Less accumulated depreciation	(200,810)	(165,341)
Total real estate properties, net	849,437	777,826
Cash and cash equivalents	3,491	11,233
Restricted cash	1,142	835
Real estate properties held for sale	7,466	—
Other assets, net	83,876	86,531
Total assets	$945,412	$876,425

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Debt, net	$403,256	$352,997
Accounts payable and accrued liabilities	12,032	11,377
Other liabilities, net	16,868	15,237
Total liabilities	432,156	379,611

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 450,000 shares authorized; 27,613 and 25,897 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	276	259
Additional paid-in capital	688,156	625,136
Cumulative net income	88,856	81,142
Accumulated other comprehensive income	16,417	22,667
Cumulative dividends	(280,449)	(232,390)
Total stockholders’ equity	513,256	496,814
Total liabilities and stockholders' equity	$945,412	$876,425

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
REVENUES
Rental income	$108,682	$94,103	$87,661
Other operating interest	4,163	3,576	2,918
	112,845	97,679	90,579

EXPENSES
Property operating	20,713	16,636	15,158
General and administrative	27,338	14,837	12,113
Depreciation and amortization	39,693	32,339	30,401
	87,744	63,812	57,672

OTHER INCOME (EXPENSE)
Gain on sale of real estate	—	—	237
Impairment of real estate asset	(102)	—	—
Interest expense	(17,792)	(11,873)	(10,542)
Deferred income tax expense	(306)	(41)	(167)
Interest and other income, net	813	66	57
	(17,387)	(11,848)	(10,415)
NET INCOME	$7,714	$22,019	$22,492

NET INCOME PER COMMON SHARE
Net Income per common share - Basic	$0.20	$0.81	$0.87
Net Income per common share - Diluted	$0.20	$0.81	$0.87
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC	25,202	23,631	23,263
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-DILUTED	25,202	23,631	23,263
DIVIDENDS DECLARED, PER COMMON SHARE, DURING THE PERIOD	$1.805	$1.765	1.725

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31,
	2023	2022	2021

NET INCOME	$7,714	$22,019	$22,492
Other comprehensive (loss) income:
Increase in fair value of cash flow hedges	3,803	27,380	2,410
Reclassification of amounts recognized as interest expense	(10,053)	267	4,456
Total other comprehensive (loss) income	(6,250)	27,647	6,866
COMPREHENSIVE INCOME	$1,464	$49,666	$29,358

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars and shares in thousands, except per share amounts)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Cumulative Net Income	Accumulated Other Comprehensive (Loss) Income	Cumulative Dividends	Total Stockholders' Equity
Balance at December 31, 2020	—	$—	23,888	$239	$550,391	$36,631	$(11,846)	$(145,499)	$429,916
Issuance of common stock, net of issuance costs	—	—	823	8	38,072	—	—	—	38,080
Stock-based compensation	—	—	272	3	7,161	—	—	—	7,164
Increase in fair value of cash flow hedges	—	—	—	—	—	—	2,410	—	2,410
Reclassification for amounts recognized as interest expense	—	—	—	—	—	—	4,456	—	4,456
Net income	—	—	—	—	—	22,492	—	—	22,492
Dividends to common stockholders ($1.725 per share)	—	—	—	—	—	—	—	(42,406)	(42,406)
Balance at December 31, 2021	—	$—	24,983	$250	$595,624	$59,123	$(4,980)	$(187,905)	$462,112
Issuance of common stock, net of issuance costs	—	—	600	6	20,100	—	—	—	20,106
Stock-based compensation, net of forfeitures	—	—	314	3	9,412	—	—	—	9,415
Increase in fair value of cash flow hedges	—	—	—	—	—	—	27,380	—	27,380
Reclassification for amounts recognized as interest expense	—	—	—	—	—	—	267	—	267
Net income	—	—	—	—	—	22,019	—	—	22,019
Dividends to common stockholders ($1.765 per share)	—	—	—	—	—	—	—	(44,485)	(44,485)
Balance at December 31, 2022	—	$—	25,897	$259	$625,136	$81,142	$22,667	$(232,390)	$496,814
Issuance of common stock, net of issuance costs	—	—	1,385	14	44,021	—	—	—	44,035
Stock-based compensation, net of forfeitures	—	—	331	3	19,962	—	—	—	19,965
Shares withheld on vesting of stock-based compensation	—	—	—	—	(963)	—	—	—	(963)
Increase in fair value of cash flow hedges	—	—	—	—	—	—	3,803	—	3,803
Reclassification for amounts recognized as interest expense	—	—	—	—	—	—	(10,053)	—	(10,053)
Net income	—	—	—	—	—	7,714	—	—	7,714
Dividends to common stockholders ($1.805 per share)	—	—	—	—	—	—	—	(48,059)	(48,059)
Balance at December 31, 2023	—	$—	27,613	$276	$688,156	$88,856	$16,417	$(280,449)	$513,256
See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Year Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES
Net income	$7,714	$22,019	$22,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,693	32,339	30,401
Other amortization	746	853	824
Stock-based compensation	8,166	9,415	7,164
Accelerated amortization of stock-based compensation	11,799	—	—
Straight-line rent receivables	(3,052)	(3,444)	(3,569)
Impairment of real estate asset	102	—	—
Gain on sale of real estate	—	—	(237)
Net gain from insurance recovery on casualty loss	(706)	—	—
Deferred income tax expense	306	41	167
Changes in operating assets and liabilities:
Other assets	(2,950)	(1,783)	(1,285)
Accounts payable and accrued liabilities	859	1,419	(438)
Other liabilities	(1,294)	(579)	829
Net cash provided by operating activities	61,383	60,280	56,348
INVESTING ACTIVITIES
Acquisitions of real estate	(98,897)	(96,691)	(88,099)
Proceeds from the sale of real estate	—	—	1,263
Funding of notes receivable	(1,985)	(9,705)	(14,350)
Proceeds from repayments on notes receivable	3,915	3,000	3,978
Insurance proceeds from casualty loss	2,273	—	—
Capital expenditures on existing real estate properties	(18,981)	(10,376)	(7,219)
Net cash used in investing activities	(113,675)	(113,772)	(104,427)
FINANCING ACTIVITIES
Net borrowings (repayments) on revolving credit facility	50,000	(12,000)	(21,000)
Term loan borrowings	—	150,000	125,000
Term loan repayments	—	(50,000)	(50,000)
Mortgage note repayments	(126)	(130)	(104)
Dividends paid	(48,059)	(44,485)	(42,406)
Proceeds from issuance of common stock	44,232	20,544	38,426
Taxes paid on behalf of employees and shares withheld upon shares vesting	(963)	—	—
Equity issuance costs	(227)	(392)	(216)
Debt issuance costs	—	(844)	(1,646)
Net cash provided by financing activities	44,857	62,693	48,054
(Decrease) increase in cash, cash equivalents and restricted cash	$(7,435)	$9,201	$(25)
Cash, cash equivalents and restricted cash, beginning of period	12,068	2,867	2,892
Cash, cash equivalents and restricted cash, end of period	$4,633	$12,068	$2,867

	For the Year Ended December 31,
	2023	2022	2021
Supplemental Cash Flow Information:
Interest paid	$17,114	$11,237	$9,972
Invoices accrued for construction, tenant improvement and other capitalized costs	$3,940	$4,359	$2,382
Reclassification of registration statement costs incurred in prior year to equity issuance costs	$197	$362	$346
Increase in fair value of cash flow hedges	$3,803	$27,380	$2,410
Capitalized interest	$611	$672	$279
See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Overview
Community Healthcare Trust Incorporated (the ‘‘Company’’, ‘‘we’’, ‘‘our’’) was organized in the State of Maryland on March 28, 2014. The Company is a fully-integrated healthcare real estate company that owns and acquires real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers. As of December 31, 2023, we had gross investments of approximately $1.1 billion in 193 real estate properties (including a portion of one property accounted for as a sales-type lease with a gross amount totaling approximately $3.0 million and two properties classified as held for sale with an aggregate amount totaling approximately $7.5 million). The properties are located in 34 states, totaling approximately 4.3 million square feet in the aggregate and were approximately 91.1% leased, excluding real estate assets held for sale, at December 31, 2023 with a weighted average remaining lease term of approximately 6.9 years. Any references to square footage, property count, or occupancy percentages, and any amounts derived from these values in these notes to the consolidated financial statements are unaudited.

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

Use of Estimates in the Consolidated Financial Statements
Preparation of the Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying notes, including, among others, estimates related to impairment assessments, purchase price allocations, valuation of properties held for sale, and valuation of financial instruments. Actual results may materially differ from those estimates.

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

Notes to Consolidated Financial Statements - Continued

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents includes short-term investments with original maturities of three months or less when purchased. Restricted cash consists of amounts held by the lender of our mortgage note payable to provide for future real estate tax, insurance expenditures and tenant improvements related to one property. The carrying amount approximates fair value due to the short-term maturity of these investments. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Company's Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

	December 31,
(Dollars in thousands)	2023	2022
Cash and cash equivalents	$3,491	$11,233
Restricted cash	1,142	835
Cash, cash equivalents and restricted cash	$4,633	$12,068

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

The allocation of real estate property acquisitions may include land and land improvements, building and building improvements, and identified intangible assets and liabilities ( which can include above- and below-market leases, in-place leases, and tenant relationships) based on the evaluation of information and estimates available at that date, and we allocate the purchase price based on these assessments. We make estimates of the acquisition date fair value of the acquired tangible and intangible assets and assumed liabilities using information obtained from multiple sources as a result of pre-acquisition due diligence, tax records, and other sources, including third-party valuations. Based on these estimates, we recognize the acquired assets and assumed liabilities at their relative fair values for asset acquisitions. The fair value of tangible property assets acquired considers the value of the property as if vacant determined by a combination of comparable sales, replacement cost, income valuation approach and other relevant data. The determination of fair value involves the use of significant judgment and estimation. We value land based on various inputs, which may include internal analysis of recently acquired properties, existing comparable properties within our portfolio, or third party appraisals or valuations based on comparable sales.

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

Notes to Consolidated Financial Statements - Continued
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

Long-lived Asset Impairments
The Company assesses the potential for impairment of identifiable, definite-lived, intangible assets and long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicates that the carrying value might not be fully recoverable. Indicators of impairment may include significant under-performance of an asset relative to historical or expected operating results; significant changes in the Company’s use of assets or the strategy for its overall business; plans to sell an asset before its depreciable life has ended; the expiration of a significant portion of leases in a property; or significant negative economic trends or negative industry trends for the Company or its operators. In addition, the Company’s review for possible impairment may include those assets subject to purchase options and those impacted by casualties, such as tornadoes and hurricanes or sustained changes to property occupancy. A long-lived asset is tested for impairment when management's estimate of current and projected, undiscounted and unleveraged, operating cash flows of the property is less than the net carrying value of the property. In determining these cash flows, the Company estimates market rent, capitalization rates, expected holding periods, and other relevant inputs. If management determines that the carrying value of the Company’s assets may not be fully recoverable based on the existence of any of the factors above, or others, management would measure and record an impairment charge based on the estimated fair value of the property or the estimated fair value less costs to sell the property. During the year ended December 31, 2023, the Company recorded an impairment on an asset held for sale totaling approximately $0.1 million. No impairments on long-lived assets were recorded during the year ended December 31, 2022 or 2021.

Assets Held for Sale
The Company may sell properties from time to time for various reasons, including the exercise of purchase options by our tenants. The Company classifies long-lived assets as held for sale once certain criteria have been met. The Company classifies a real estate property, or portfolio, as held for sale when: (i) management has approved the disposal, (ii) the property is available for sale in its present condition, (iii) an active program to locate a buyer has been initiated, (iv) it is probable that the property will be disposed of within one year, (v) the property is being marketed at a reasonable price relative to its fair value, and (vi) it is unlikely that the disposal plan will significantly change or be withdrawn. Following the classification of a property as “held for sale,” no further depreciation or amortization is recorded on the assets and the assets are recorded at the lower of carrying value or fair market value, less cost to sell. The Company had two properties classified as held for sale at December 31, 2023. There were no properties classified as held for sale at December 31, 2022.

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

Notes to Consolidated Financial Statements - Continued
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

Lease Accounting
As a lessor, we make a determination with respect to each of our leases whether they should be accounted for as sales-type, direct-financing, or operating lease. Additionally, for each of our real estate transactions involving the leaseback of the related property to the seller or affiliates of the seller, we determine whether these transactions qualify as sale and leaseback transactions under the accounting guidance in Accounting Standards Codification ("ASC") 842, Leases. For these transactions, we consider various inputs and assumptions including, but not necessarily limited to, lease terms, renewal options, discount rates, and other rights and provisions in the purchase and sale agreement, lease and other documentation to determine whether control has been transferred to the Company or remains with the lessee. A transaction involving a sale leaseback will be treated as a purchase of a real estate property if it is considered to transfer control of the underlying asset from the lessee to the Company. Criteria in determining the lease classification includes estimates and assumptions regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic useful life of the facilities, the existence of a purchase option, and certain other terms in the lease agreements, as well as the amounts we expect to derive from the underlying property at the end of each lease which equals our purchase price. The lease accounting guidance requires that a sale leaseback with an option to purchase the property from the landlord at the tenant's option be accounted for as a financing or sales-type lease. We expect that most of our leases will be accounted for as operating leases. The Company has a portion of one property accounted for as a sales-type lease at December 31, 2023 and 2022 included in other assets on the Consolidated Balance Sheets.

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

The Company is the lessee under four non-prepaid ground leases accounted for as operating leases and two non-prepaid ground lease accounted for as financing leases. The Company has elected not to separate lease and nonlease components, such as common area maintenance, unless certain conditions are not met. Discount rates are determined using Company specific incremental borrowing rates, which represent the rate of interest that it would pay to borrow on a fully collateralized basis over a similar term. Right-of-use lease assets are included in other assets, net and lease liabilities are included in other liabilities, net on the Company's Consolidated Balance Sheets.

Revenue Recognition
The primary source of revenue for the Company is generated through its leasing arrangements with its tenants which is accounted for under ASC Topic 842, or through notes with its borrowers which is covered under ASC 310. The Company's rental income and interest income are recognized based on contractual arrangements with its tenants and borrowers. From the inception of a lease, if collection of substantially all of the lease payments is probable for a tenant, then rental income is recognized as earned over the life of the lease agreement on a straight-line basis. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue in amounts more or less than amounts currently due from tenants. If management determines that collection of substantially all of a lease’s payments is not probable, it will revert to recognizing such lease payments at the lesser of cash collected, lease income reflected on a straight-line basis, or another systematic basis plus variable rent when it becomes accruable and will reverse any recorded receivables related to that lease. In the event that management subsequently determines collection of substantially all of that lease’s receivable is probable, management will reinstate and record

Notes to Consolidated Financial Statements - Continued
all such receivables for the lease in accordance with the lease terms. The Company maintains a general allowance for its lease receivables that the Company has determined are probable of collection. During December 31, 2023 and 2022, the Company had a general allowance for lease receivables of $0.3 million and $0.1 million, respectively.

The Company recognizes operating expense recoveries in the period that applicable expenses are incurred. Other variable payments, such as late fees and sales tax are recognized based on the contractual terms of its leases. Income received but not yet earned is deferred until such time it is earned.

Allowance for Credit Losses
Credit losses on financial instruments are measured using an expected credit loss ("CECL") model in evaluating the collectability of notes receivable and other financial instruments. The CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, that considers forecasts of future economic conditions in addition to information about past events and current conditions. Under the CECL model, the Company will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument and is required to record a credit loss expense (or reversal) in each reporting period. The Company evaluates factors such as its historical credit loss experience with the borrower or similar financial assets, current economic conditions, current and expected future financial condition of the borrower as well as payment history of the borrower, along with other relevant factors for each borrower or similar instruments. At December 31, 2023 and 2022, the Company did not have any material expected credit losses and, therefore, did not record any credit losses.

Stock-Based Compensation
The Company's 2014 Incentive Plan, as amended (the "2014 Incentive Plan") is intended to attract and retain qualified persons upon whom, in large measure, our sustained progress, growth and profitability depend, to motivate the participants to achieve long-term company goals and to more closely align the participants’ interests with those of our other stockholders by providing them with a proprietary interest in our growth and performance. The three distinct programs under the 2014 Incentive Plan are the Second Amended and Restated Alignment of Interest Program, the Second Amended and Restated Executive Officer Incentive Program and the Amended and Restated Non-Executive Officer Incentive Program. Our executive officers, officers, employees, consultants and non-employee directors are eligible to participate in the 2014 Incentive Plan. The 2014 Incentive Plan increases, on an annual basis, the number of shares of common stock available for issuance to an amount equal to 7% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year. The 2014 Incentive Plan is administered by the Company’s compensation committee, which interprets the 2014 Incentive Plan and has broad discretion to select the eligible persons to whom awards will be granted, as well as the type, size and terms and conditions of each award, including the number of shares subject to awards and the expiration date of, and the vesting schedule or other restrictions (including, without limitation, restrictive covenants) applicable to, awards. The Company recognizes share-based payments to its directors and employees in its Consolidated Statements of Income on a straight-line basis over the shorter of the requisite service period, retirement eligibility date, or other period as deemed appropriate based on the fair value of the award on the grant date. In the event of a forfeiture, the previously recognized expense would be reversed. The Company amended its 2014 Incentive Plan and certain of its compensation programs in January 2024. See Note 16 – Subsequent Events.

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

The Company classifies interest and penalties related to uncertain tax positions, if any, in the Consolidated Statements of Income as a component of general and administrative expenses. No such amounts were recognized during 2023, 2022 or 2021.

The Company is subject to audit by the Internal Revenue Service and by state taxing authorities for the years ended December 31, 2022, 2021, and 2020.

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

Notes to Consolidated Financial Statements - Continued

NOTE 2. REAL ESTATE INVESTMENTS

As of December 31, 2023, we had gross real estate investments of approximately $1.1 billion in 193 real estate properties (including a portion of one property accounted for as a sales type lease with a gross amount totaling approximately $3.0 million, included in other assets on the Consolidated Balance Sheets, and two properties classified as held for sale with an aggregate amount totaling approximately $7.5 million). The Company's real estate investments are diversified by property type, geographic location, and tenant as shown in the following tables.

Property Type	# of Properties	Gross Investment (in thousands)
Medical Office Building	93	$436,962
Inpatient Rehabilitation Hospitals	8	174,772
Acute Inpatient Behavioral	5	130,528
Specialty Centers	37	117,718
Physician Clinics	30	87,311
Surgical Centers and Hospitals	10	53,449
Behavioral Specialty Facilities	9	45,051
Long-term Acute Care Hospitals	1	14,937
Total	193	$1,060,728

State	# of Properties	Gross Investment (in thousands)
Texas	17	$162,706
Illinois	18	131,416
Ohio	26	113,837
Florida	25	108,631
Pennsylvania	15	58,458
All Others	92	485,680
Total	193	$1,060,728

Primary Tenant	# of Properties	Gross Investment (in thousands)
Lifepoint Health	6	$105,895
US HealthVest	3	77,964
All Others (less than 4%)	184	876,869
Total	193	$1,060,728

Notes to Consolidated Financial Statements - Continued
Depreciation and amortization expense was $39.7 million, $32.3 million and $30.4 million, respectively, for the years ended December 31, 2023, 2022 and 2021, which is included on the Company's Consolidated Statements of Income. Depreciation and amortization is recognized on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives of our real estate properties at December 31, 2023 are as follows:

Land improvements	1 - 20 years
Buildings	7 - 50 years
Building improvements	4.4 - 39.8 years
Tenant improvements	1.4 - 15.1 years
Lease intangibles	0.8 - 13.7 years
Personal property	3 -10 years

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

After rejecting the two leases noted above, GenesisCare was the sole tenant in five of our properties and a tenant in two of our multi-tenanted properties, representing approximately 1.9% of our gross real estate properties, or approximately 62,000 square feet. On November 22, 2023, the U.S. Bankruptcy Court approved GenesisCare's disclosure statement and plan of reorganization. As part of their plan of reorganization, GenesisCare is expected to assume or assign to buyers all of the Company's remaining leases with no material changes to the lease terms. The effective date of the plan of reorganization is expected to be during the first quarter of 2024; however, GenesisCare already closed on the assignment of two of the Company's leases during January 2024 with two separate buyers.

GenesisCare has met substantially all of its lease payment obligations due to the Company through February 2024. The Company has engaged counsel to monitor the GenesisCare bankruptcy progress and any additional potential impacts to the Company.

NOTE 3. REAL ESTATE LEASES

Lessor Accounting
The Company’s properties are generally leased pursuant to non-cancelable, fixed-term operating leases with expiration dates through 2039. The Company’s leases generally require the lessee to pay minimum rent, with fixed rent renewal terms or increases based on a Consumer Price Index and may also include additional rent, which may include taxes (including property taxes), insurance, maintenance and other operating costs associated with the leased property. The real estate properties were 91.1% leased, excluding real estate assets held for sale, at December 31, 2023 with a weighted average remaining lease term of approximately 6.9 years.

Notes to Consolidated Financial Statements - Continued
Future Minimum Lease Payments
Future minimum lease payments under the non-cancelable operating leases due the Company for the years ending December 31, as of December 31, 2023, are as follows (in thousands):

2024	$95,134
2025	88,670
2026	78,548
2027	71,150
2028	66,347
2029 and thereafter	340,896
$740,745
Customer Concentrations
The Company's real estate portfolio is leased to a diverse tenant base. See Note 2 – Real Estate Investments. For the years ended December 31, 2023, 2022 and 2021, the Company had no customers that accounted for more than 10% of its consolidated total revenues.

Geographic Concentrations
The Company's portfolio was located in 34 states at December 31, 2023. For the year ended December 31, 2023, 39.9% of our consolidated rental income was derived from properties located in Texas (15.3%), Ohio (13.2%), and Illinois (11.4%). For the year ended December 31, 2022, 42.0% of our consolidated rental income was derived from properties located in Texas (16.4%), Ohio (12.9%) and Illinois (12.7%). For the year ended December 31, 2021, 29.5% of our consolidated rental income was derived from properties located in Texas (16.1%) and Illinois (13.4%).

Purchase Option Provisions
Certain of the Company's leases provide the lessee with a purchase option or a right of first refusal to purchase the leased property. The purchase option provisions generally allow the lessee to purchase the leased property at fair value or at an amount greater than the Company's gross investment in the leased property at the time of the purchase. Since the Company's initial public offering, two of the Company's tenants have exercised their purchase option. These two properties were sold in 2018 and 2021. Related to the sale of the building in 2021, the Company recorded a gain of approximately $0.2 million.

The Company had an aggregate gross investment of approximately $37.2 million in ten real estate properties as of December 31, 2023 that were subject to exercisable purchase options.

Straight-line rental income
Rental income is recognized as earned over the life of the lease agreement on a straight-line basis when collection of rental payments over the term of the lease is probable. Straight-line rent included in rental income was approximately $3.1 million, $3.4 million, and $3.6 million, respectively, for the years ended December 31, 2023, 2022 and 2021.

Prepaid rent
Income received but not yet earned is deferred until such time it is earned. Prepaid rent, included in other liabilities, net on the Consolidated Balance Sheets, was approximately $5.2 million and $3.9 million, respectively, at December 31, 2023 and 2022.

Notes to Consolidated Financial Statements - Continued
Sales-type lease
The Company has a portion of one property accounted for as a sales-type lease with a gross amount totaling approximately $3.0 million included in other assets, net on the Company's Consolidated Balance Sheet. Future lease payments due to the Company under this lease for the years ending December 31, as of December 31, 2023, are as follows (in thousands):

2024	$346
2025	356
2026	367
2027	378
2028	389
2029 and thereafter	4,821
Total undiscounted lease receivable	6,657
Discount	(3,629)
Lease receivable	$3,028

During the year ended December 31, 2023, the Company recognized interest income of approximately $0.3 million related to this lease which is included in other operating interest on the Company's Consolidated Statement of Income.

Lessee Accounting
At December 31, 2023, the Company was obligated, as the lessee, under four non-prepaid ground leases accounted for as operating leases with expiration dates through 2076, including renewal options, and two non-prepaid ground lease accounted for as a financing lease with an expiration date through 2109, including renewal options. Any rental increases related to the Company's ground leases are generally either stated or based on the Consumer Price Index.

The Company's future lease payments under these non-prepaid ground leases were as follows (in thousands):

	Operating	Financing
2024	$43	$154
2025	44	154
2026	44	154
2027	45	154
2028	46	154
2029 and thereafter	1,102	6,802
Total undiscounted lease payments	1,324	7,572
Discount	(549)	(4,295)
Lease liabilities	$775	$3,277

Notes to Consolidated Financial Statements - Continued
Other information regarding our ground leases are disclosed in the following tables.

	For the Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Operating lease costs:
Fixed rent expense	$179	$177	$127
Financing lease costs:
Amortization of right of use asset	59	53	28
Interest expense	122	122	71
Net lease costs	$360	$352	$226

Net lease costs and location in the accompanying consolidated statements of income:
Property operating expense	$179	$177	$127
Depreciation and amortization	59	53	28
Interest expense	122	122	71
Net lease costs	$360	$352	$226

Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$42	$41	$31
Finance leases	141	130	70
	$183	$171	$101

Supplemental non-cash information on lease liabilities resulting from obtaining right of use assets:
Right of use assets obtained in exchange for finance lease obligations	—	728	1,898
	$—	$728	$1,898

	Year Ended December 31,
	2023	2022
Operating leases:
Weighted-average remaining lease term in years (including renewal options)	35.1	36.3
Weighted-average discount rate	4.0%	4.0%

Financing leases:
Weighted-average remaining lease term in years (including renewal options)	39.8	40.8
Weighted-average discount rate	4.2%	4.2%

Notes to Consolidated Financial Statements - Continued
NOTE 4. REAL ESTATE ACQUISITIONS AND DISPOSITIONS

2023 Real Estate Acquisitions
During the year ended December 31, 2023, the Company acquired 19 real estate properties and one land parcel adjacent to an existing property in our portfolio, in fourteen separate transactions, as detailed in the table below. Upon acquisition, the properties were 99.2% leased in the aggregate with lease expirations through 2038. Amounts recorded in revenues and net income for these properties were approximately $6.7 million and $2.0 million, respectively, and transaction costs totaling approximately $1.6 million were capitalized for the year ended December 31, 2023 relating to these property acquisitions.

Location	Property Type (1)	Date Acquired	Purchase Price	Cash Consideration	Real Estate	Other (2)	Square Footage
			(000's)	(000's)	(000's)	(000's)	(Unaudited)
LaGrange, GA	MOB	01/18/23	$8,007	$8,087	$8,118	$(31)	55,310
West Point, GA	MOB	01/18/23	811	819	822	(3)	5,600
Canton, OH	MOB	01/30/23	3,669	3,706	4,287	(581)	27,920
Scranton, PA	MOB	02/23/23	1,957	2,165	2,317	(152)	22,743
Scranton, PA	MOB	02/23/23	2,207	2,366	2,340	26	15,768
LaGrange, GA	MOB	03/06/23	6,469	6,458	6,622	(164)	31,473
LaGrange, GA	MOB	03/06/23	249	294	300	(6)	2,972
Lakeland, FL	Land	04/03/23	838	845	846	(1)	—
Hermitage, PA	MOB	05/04/23	4,218	4,382	4,529	(147)	25,982
San Antonio, TX	MOB	05/22/23	2,772	2,783	3,031	(248)	12,376
Clinton, MD	MOB	06/21/23	7,850	7,807	7,867	(60)	37,344
Ft. Myers, FL	MOB	07/28/23	10,646	10,739	10,952	(213)	43,322
Ft. Myers, FL	MOB	07/28/23	582	588	497	91	3,200
Immokalee, FL	MOB	07/28/23	847	863	881	(18)	6,757
El Paso, TX	IRF	07/31/23	23,500	23,538	23,538	—	37,992
Beaver, PA	MOB	08/24/23	3,330	3,496	3,581	(85)	15,878
Westlake, OH	MOB	08/25/23	2,425	2,444	2,535	(91)	14,100
Newcastle, PA	MOB	09/15/23	10,375	10,613	11,239	(626)	56,003
Crystal Lake, IL	MOB	10/06/23	4,049	2,964	3,160	(196)	17,543
Crystal Lake, IL	MOB	10/06/23	3,044	3,940	4,394	(454)	30,718
			$97,845	$98,897	$101,856	$(2,959)	463,001

(1) MOB - Medical Office Building; IRF - Inpatient Rehabilitation Facility
(2) Includes items including, but not limited to, other assets, liabilities assumed, and security deposits.

Notes to Consolidated Financial Statements - Continued
The following table summarizes the estimated relative fair values of the assets acquired and liabilities assumed in the property acquisitions for the year ended December 31, 2023.

	Estimated Fair Value	Weighted Average Useful Life
	(In thousands)	(In years)
Land and land improvements	$19,443	8.6
Building and building improvements	70,496	30.4
Intangibles:
At-market lease intangibles	11,917	4.4
Above-market lease intangibles	976	5.1
Below-market lease intangibles	(3,135)	5.1
Total intangibles	9,758
Accounts receivable and other assets acquired	304
Accounts payable, accrued liabilities and other liabilities acquired	(798)
Prorated rent, interest and operating expense reimbursement amounts collected	(306)
Total cash consideration	$98,897

Assets Held for Sale
During 2023, the Company committed to plans to dispose of two properties with an aggregate carrying balance of $7.5 million, consisting of $1.5 million of land and land improvements and $6.0 million of buildings and building improvements, and classified those properties as Real estate properties held for sale on the Company's Consolidated Balance Sheet.

•In the second quarter of 2023, the Company committed to a plan to dispose of a property in Houston, Texas with a carrying balance of $1.1 million at December 31, 2023. The Company had incurred property damage due to vandalism at this property which was covered by our insurance policies. The Company estimated the fair value of the damaged property and recorded a casualty loss for the difference between the estimated fair value less costs to sell and the insurance proceeds received. The Company determined that the estimated amount of casualty loss was approximately $1.6 million and received insurance proceeds totaling $2.3 million, resulting in a net casualty gain of approximately $0.7 million which is included in Interest and other income on the Consolidated Statements of Income. The Company had a contract to sell the property and recorded a $0.1 million impairment on the property during the third quarter as the carrying value of the property was less than the estimated fair value of the property less costs to sell. The contract to sell the property was terminated during the fourth quarter of 2023, and the Company is continuing to market this property for sale during the first half of 2024.

•In the fourth quarter of 2023, the Company committed to a plan to dispose of a property in Ft. Myers, Florida with a carrying balance of $6.4 million at December 31, 2023. The lease had been rejected during the third quarter of 2023 by Genesis Care who filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in June 2023. The Company entered into a sales contract in January 2024 and estimated that, as of December 31, 2023, the sales price less estimated costs to sell exceeded the carrying value of the property. The Company anticipates closing on the sale of this property during the second or third quarter of 2024.

Notes to Consolidated Financial Statements - Continued
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

	Estimated Fair Value	Weighted Average Useful Life
	(In thousands)	(In years)
Land and land improvements	$19,405	10.1
Building and building improvements	68,268	34.5
Intangibles:
At-market lease intangibles	9,056	6.6
Above-market lease intangibles	1,977	6.3
Below-market lease intangibles	(649)	5.3
Total intangibles	10,384
Accounts receivable and other assets acquired	800
Accounts payable, accrued liabilities and other liabilities acquired	(2,015)
Financing right-of-use lease asset acquired	728
Financing lease liability acquired	(308)
Prorated rent, interest and operating expense reimbursement amounts collected	(571)
Total cash consideration	$96,691

NOTE 5. DEBT, NET

The table below details the Company's debt, net as of December 31, 2023 and December 31, 2022.

	Balance as of December 31,
(Dollars in thousands)	2023	2022	Maturity Dates
Credit Facility:
Revolving Credit Facility	$50,000	$—	3/26
A-3 Term Loan, net	74,730	74,609	3/26
A-4 Term Loan, net	124,522	124,409	3/28
A-5 Term Loan, net	149,189	149,059	3/30
Mortgage Note Payable, net	4,815	4,920	5/24
	$403,256	$352,997

Credit Facility
The Company's third amended and restated credit agreement, as amended (the "Credit Facility") is by and among Community Healthcare Trust Incorporated, as borrower, the several banks and financial institutions party thereto as lenders, and Truist Bank, as administrative agent.

The Credit Facility provides for a $150.0 million revolving credit facility (the "Revolving Credit Facility") and $350.0 million in term loans (the "Term Loans"). The Revolving Credit Facility matures on March 19, 2026 and includes one 12-month option to extend the maturity date of the Revolving Credit Facility, subject to the satisfaction of certain conditions. The Term Loans include a seven-year term loan facility in the aggregate principal amount of $75.0 million (the "A-3 Term Loan"), which matures on March 29, 2026, a seven-year term loan facility in the aggregate principal amount of $125.0 million (the "A-4 Term Loan") which matures on March 19, 2028, and a seven-year and three-month term loan facility in the aggregate principal amount of $150.0 million (the "A-5 Term Loan) which matures on March 14, 2030. Loans under the Credit Facility are interest only with principal amounts due as of each facility's applicable maturity date.

Notes to Consolidated Financial Statements - Continued
Amounts outstanding under the Revolving Credit Facility bear interest at a floating rate based on the Company's option, on either: (i) adjusted term SOFR or adjusted daily simple SOFR plus 1.25% to 1.90% or (ii) a base rate plus 0.25% to 0.90% in each case, depending upon the Company’s leverage ratio (7.06% at December 31, 2023). In addition, the Company is obligated to pay an annual fee equal to 0.20% of the amount of the unused portion of the Revolving Credit Facility if amounts borrowed are greater than 33.3% of the borrowing capacity under the Revolving Credit Facility and 0.25% of the unused portion of the Revolving Credit Facility if amounts borrowed are less than or equal to 33.3% of the borrowing capacity under the Revolving Credit Facility. The Company had $50.0 million outstanding under the Revolving Credit Facility with a borrowing capacity remaining of approximately $100.0 million at December 31, 2023.

Amounts outstanding under the Term Loans bear interest at a floating rate that is based, at the Company's option, on either (i) adjusted term SOFR or adjusted daily SOFR plus 1.65% to 2.30%, plus a simple SOFR adjustment equal to 0.10% per annum, or (ii) a base rate plus 0.65% to 1.30%, in each case, depending upon the Company’s leverage ratio. The Company has entered into interest rate swaps to fix the interest rates on the Term Loans. See Note 6 – Derivative Financial Instruments for more details on the interest rate swaps. At December 31, 2023, the Company had $350.0 million outstanding under the Term Loans which had a fixed weighted average interest rate under the swaps of approximately 4.3%. In March 2024, two swaps will mature and will be replaced by two forward-starting swaps currently in place and will increase the fixed weighted average interest rate under the swaps to approximately 4.4%. See Note 6 – Derivative Financial Instruments for more details on the interest rate swaps.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. The Company was in compliance with its financial covenants under its Credit Facility as of December 31, 2023.

Mortgage Note Payable
In 2018, we acquired a building and assumed a $5.4 million mortgage note payable, secured by the building. The building had a $7.2 million carrying value at December 31, 2023. The mortgage note amortizes monthly at a fixed interest rate of 4.98% with a balloon payment upon maturity on May 1, 2024. Principal repayments due on the mortgage note are approximately $4.8 million for the year ending December 31, 2024. The Company's unamortized loan costs related to the mortgage note were approximately $6,000 and $27,000 at December 31, 2023 and 2022, respectively.

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

Notes to Consolidated Financial Statements - Continued
involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

As of December 31, 2023, the Company had seventeen outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk for notional amounts totaling $350.0 million, which mature between 2024 and 2030, at the maturity dates of the associated term loans (see Note 5 – Debt, net for additional details). Two forward-starting interest rate swaps for notional amounts totaling $50.0 million, will become effective March 29, 2024, when two currently active swaps for notional amounts totaling $50.0 million mature.

Tabular Disclosure of Fair Value of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2023 and 2022.

	Asset Derivatives Fair Value at December 31,			Liability Derivatives Fair Value at December 31,
(in thousands)	2023	2022	Balance Sheet Classification	2023	2022	Balance Sheet Classification
Interest rate swaps	$16,417	$22,667	Other assets, net	$—	$—	Other liabilities, net

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income ("AOCI") and are subsequently reclassified to interest expense in the period that the hedged forecasted transaction affects earnings.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s Term Loans. During the next twelve months, the Company estimates that an additional $8.4 million will be reclassified from AOCI as a decrease to interest expense.

Tabular Disclosure of the Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2023 and 2022.

	For the Year Ended December 31,
(Dollars in thousands)	2023	2022
Amount of unrealized gain recognized in OCI on derivative	$3,803	$27,380
Amount of (gain) loss reclassified from AOCI into interest expense	$(10,053)	$267
Total interest expense presented in the Consolidated Statements of Income in which the effects of the cash flow hedges are recorded	$17,792	$11,873

Tabular Disclosures of Offsetting Derivatives
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of December 31, 2023 and December 31, 2022. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Consolidated Balance Sheets.

Offsetting of Derivative Assets (as of December 31, 2023)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$16,417	$—	$16,417	$—	$—	$16,417

Notes to Consolidated Financial Statements - Continued

Offsetting of Derivative Liabilities (as of December 31, 2023)
Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$—	$—	$—	$—	$—	$—

Offsetting of Derivative Assets (as of December 31, 2022)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$22,667	$—	$22,667	$—	$—	$22,667

Offsetting of Derivative Liabilities (as of December 31, 2022)
Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$—	$—	$—	$—	$—	$—

Credit-risk-related Contingent Features
As of December 31, 2023, the Company did not have any derivatives in a net liability position, and had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company terminated these interest rate swaps or breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.

NOTE 7. STOCKHOLDERS' EQUITY

Common Stock
The following table provides a reconciliation of the beginning and ending common stock balances for the years ended December 31, 2023, 2022 and 2021:

	For the Year Ended December 31,
(Amounts in thousands)	2023	2022	2021
Balance, beginning of period	25,897	24,983	23,888
Issuance of common stock	1,385	600	823
Restricted stock issued	361	318	273
Restricted stock withheld and forfeited	(30)	(4)	(1)
Balance, end of period	27,613	25,897	24,983

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

Notes to Consolidated Financial Statements - Continued
price of up to $500.0 million, exclusive of shares of Common Stock sold under its prior agreements with our Agents. The shares of common stock may be sold from time to time through or to one or more of the Agents, as may be determined by the Company in its sole discretion, subject to the terms and conditions of the agreement and applicable law.

The Company's activity under the ATM Program for the years ended December 31, 2023, 2022, and 2021 is detailed in the table below. As of December 31, 2023, the Company had approximately $433.9 million remaining that may be issued under the ATM Program.

	For the Year Ended December 31,
(Shares in thousands, except per share amounts)	2023	2022	2021
Shares issued	1,385	600	823
Net proceeds received (in millions)	$44.2	$20.5	$38.4
Average gross sales price per share	$32.56	$34.94	$47.68

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

Dividends Declared
During 2023, the Company declared and paid dividends totaling $1.805 per common share as shown in the table below.

Declaration Date	Record Date	Date Paid	Amount Per Share
February 9, 2023	February 21, 2023	March 1, 2023	$0.4475
April 27, 2023	May 12, 2023	May 26, 2023	$0.4500
July 27, 2023	August 11, 2023	August 25, 2023	$0.4525
October 26, 2023	November 9, 2023	November 24, 2023	$0.4550

During 2022, the Company declared and paid dividends totaling $1.765 per common share as shown in the table below.

Declaration Date	Record Date	Date Paid	Amount Per Share
February 10, 2022	February 22, 2022	March 1, 2022	$0.4375
April 28, 2022	May 13, 2022	May 27, 2022	$0.4400
July 28, 2022	August 12, 2022	August 26, 2022	$0.4425
October 27, 2022	November 10, 2022	November 25, 2022	$0.4450

Notes to Consolidated Financial Statements - Continued
NOTE 8. INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted income per common share.

	Year Ended December 31,
(Dollars and shares in thousands, except per share data)	2023	2022	2021
Net income	$7,714	$22,019	$22,492
Participating securities' share in earnings	(2,619)	(2,847)	(2,314)
Net income, less participating securities' share in earnings	$5,095	$19,172	$20,178

Weighted Average Common Shares Outstanding
Weighted average common shares outstanding	26,649	25,218	24,583
Unvested restricted shares	(1,447)	(1,587)	(1,320)
Weighted average common shares outstanding–Basic	25,202	23,631	23,263
Weighted average common shares–Basic	25,202	23,631	23,263
Dilutive potential common shares	—	—	—
Weighted average common shares outstanding –Diluted	25,202	23,631	23,263

Basic Income per Common Share	$0.20	$0.81	$0.87

Diluted Income per Common Share	$0.20	$0.81	$0.87

NOTE 9. STOCK INCENTIVE PLANS

2014 Incentive Plan
The 2014 Incentive Plan authorizes the Company to award shares equal to 7% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year, or 1,812,822 shares of common stock (the "Plan Pool"), for 2023, to its employees and directors. The 2014 Incentive Plan will continue until terminated by the Company's Board of Directors (the "Board") or March 31, 2024. As of December 31, 2023, the Company had issued a total of 1,497,205 restricted shares under the Incentive Pool for compensation-related awards to its employees and directors, with 315,617 authorized shares remaining which had not been issued. Shares issued under the 2014 Incentive Plan are generally subject to long-term, fixed vesting periods of 3 to 8 years. If an employee or director voluntarily terminates his or her relationship with the Company or is terminated for cause before the end of the vesting period, the shares are forfeited, at no cost to the Company. Once the shares have been granted, the recipient of the shares has the right to receive dividends and the right to vote the shares.

Alignment of Interest Program
The Second Amended and Restated Alignment of Interest Program (the “Second Alignment of Interest Program”) authorizes the Company to issue 1,000,000 shares of the Company’s common stock to its employees and directors in lieu of the employee's or director's cash compensation (the "Program Pool"), at their election. As of December 31, 2023, the Company had issued a total of 666,335 restricted shares under the Program Pool in lieu of cash compensation to its employees and directors, with 333,665 authorized shares remaining which had not been issued.

The Company's Second Alignment of Interest Program is designed to provide the Company's employees and directors with an incentive to remain with the Company and to incentivize long-term growth and profitability. Under the Second Alignment of Interest Program, employees may elect to defer up to 100% of their base salary and other compensation and directors may elect to defer up to 100% of their director fee. The number of shares granted will be increased through a Company match depending on the length of the vesting period selected by the employee or director. Employees may select vesting periods of 3 years, 5 years, or 8 years, with a 30%, 50%, and 100% Company match, respectively. Directors may select vesting periods of 1 year, 2 years, or 3 years, with a 20%, 40%, or 60% Company match, respectively.

Notes to Consolidated Financial Statements - Continued
Officer Incentive Programs
The Company has a Second Amended and Restated Executive Officer Incentive Program and an Amended and Restated Non-Executive Officer Incentive Program (the "Officer Incentive Programs") under the Incentive Plan which are designed to provide incentives to the Company's officers that are designed to reward its officers for individual, as well as Company performance in the form of cash or restricted stock. Company performance will be based on performance targets, which may include targets such as funds from operations ("FFO"), dividend payout percentages, as well as the Company's relative total stockholder return performance over three-year and five-year periods, measured against the Company's peer group, as determined by the Company's Board of Directors each year. The officers may elect, in the year prior to an award, to receive awards under the Officer Incentive Programs in cash or restricted stock, as allowed within the applicable Officer Incentive Programs, as well as a vesting period as discussed under the Second Alignment of Interest Program above. Shares of common stock issued under the Officer Incentive Programs are issued under either the Plan Pool or Program Pool.

The 2014 Incentive Plan and certain of the programs discussed above were amended in January 2024. See Note 16 – Subsequent Events.

Summary
A summary of the activity under the Incentive Plan and related information for the years ended December 31, 2023, 2022, and 2021 is included in the table below.

	Year Ended December 31,
(dollars and shares in thousands, except per share amounts)	2023	2022	2021
Stock-based awards, beginning of year	1,708	1,416	1,164
Stock in lieu of compensation	141	116	96
Stock awards	220	202	177
Total Granted	361	318	273
Vested (1)	(692)	(22)	(20)
Forfeited	(3)	(4)	(1)
Stock-based awards, end of year	1,374	1,708	1,416
___________
(1) Vested shares for the twelve months ended December 31, 2023 included the accelerated vesting of 625 shares upon the passing of our former CEO and President.
Weighted average grant date fair value, per share, of:
Stock-based awards, beginning of year	$37.43	$33.89	$31.04
Stock-based awards granted during the year	$36.78	$41.45	$48.48
Stock-based awards vested during the year	$35.38	$23.54	$26.52
Stock-based awards forfeited during the year	$43.83	$41.87	$49.81
Stock-based awards, end of year	$36.45	$37.43	$33.89
Grant date fair value of shares granted during the year	$13,220	$13,232	$13,251

The Company had nonvested stock-based compensation that had not yet been recognized of approximately $26.8 million and $33.7 million, respectively, at December 31, 2023 and 2022. The vesting periods for the non-vested shares granted during 2023 ranged from 3 to 8 years with a weighted-average amortization period remaining as of December 31, 2023 of approximately 5.82 years. Compensation expense recognized during the years ended December 31, 2023, 2022, and 2021 from the amortization of the value of shares over the vesting period was approximately $20.0 million, $9.4 million and $7.2 million, respectively, which are included in general and administrative expenses on the consolidated statements of income.

Notes to Consolidated Financial Statements - Continued
Accelerated Amortization and Vesting of Restricted Stock
The Company's former CEO and President, Timothy Wallace, passed away in March 2023. At the time of his passing, Mr. Wallace had 624,725 shares of restricted stock that had not vested or been fully amortized. In accordance with the terms of his employment agreement, the Company accelerated the vesting of these shares and accelerated the unamortized remaining balance of deferred compensation related to these unvested shares, recognizing an additional $11.8 million of amortization expense in 2023.

401(k) Plan
The Company maintains a 401(k) plan that allows eligible employees to defer salary, subject to certain limitations imposed by the Internal Revenue Code. The Company provides a matching contribution of up to 3.5% of each eligible employee’s salary, subject to certain limitations. The Company’s matching contributions were approximately $0.2 million for the year ended December 31, 2023, and $0.1 million for each of the years ended December 31, 2022 and 2021.

NOTE 10. OTHER ASSETS, NET

Other assets on the Company's Consolidated Balance Sheets as of December 31, 2023 and 2022 are detailed in the table below.

	December 31,
(Dollars in thousands)	2023	2022
Notes receivable	$30,775	$32,705
Straight-line rent receivables	18,481	15,429
Fair value of interest rate swaps	16,417	22,667
Accounts receivable	4,645	2,679
Sales-type lessor receivable	3,028	3,035
Above-market intangible assets, net	2,645	2,399
Financing lease right-of-use assets	2,486	2,545
Leasing commissions, net	2,312	1,848
Prepaid assets	1,203	980
Operating lease right of use assets	729	759
Other	684	496
Deferred financing costs, net	471	683
Deferred tax asset	—	306
	$83,876	$86,531

The Company's notes receivable include the following notes receivable. Interest on these notes is included in Other operating interest on the Company's Consolidated Statements of Income.

•At December 31, 2023, notes receivable included a term loan with an original balance of $15.0 million, secured by all assets and ownership interests in seven long-term acute care hospitals and one inpatient rehabilitation hospital owned by the borrower. The term loan, which had a carrying value of $6.0 million at December 31, 2023, is being repaid in equal monthly installments of $250,000 through the maturity date of December 31, 2025 and bears interest at 9% per annum.

•At December 31, 2023, notes receivable also included a $17.0 million term loan and a $5.4 million revolving credit facility, secured by assets and ownership interests of six geriatric behavioral hospitals and affiliated companies all of which are co-borrowers on the loans. The term loan bears interest at 9% per annum, with interest only payments due for the first year and then equal monthly installments of principal payments due beginning March

Notes to Consolidated Financial Statements - Continued
31, 2024. The term loan facility matures on December 31, 2032. The revolving credit facility bears interest at 9% per annum and matures on December 31, 2025. In addition, the Company has committed to fund, at the Company’s discretion, additional amounts, up to $5.0 million with interest at 9% per annum on any amount funded, that may be used by the borrower to pay existing liabilities of co-borrowers. The term loan, the revolving credit facility and the additional commitment all include 3% non-cash interest that is due and payable upon the earlier of the repayment or maturity of each note.

•At December 31, 2023, notes receivable also included a $2.3 million revolving credit facility with a borrower. The revolving credit facility will be repaid in equal monthly installments of $40,000 through the maturity date of April 1, 2027. The revolving credit facility bears interest at 9% per annum, as well as 3% non-cash interest that is due and payable upon the earlier of the repayment or maturity of the note.

The Company identified the borrowers of these notes as variable interest entities ("VIEs"), but management determined that the Company was not the primary beneficiary of the VIEs because we lack either directly or through related parties any material impact in the activities that impact the borrowers' economic performance. We are not obligated to provide support beyond our stated commitment to the borrowers, and accordingly our maximum exposure to loss as a result of this relationship is limited to the amount of our outstanding notes receivable. The VIEs that we have identified at December 31, 2023 are summarized in the table below.

Classification	Carrying Amount (in thousands)	Maximum Exposure to Loss (in thousands)
Note receivable (term loan)	$6,000	$6,000
Note receivable (term loan)	$17,000	$17,000
Note receivable (revolving credit facility)	$5,435	$5,435
Note receivable (revolving credit facility)	$2,340	$2,340

NOTE 11. OTHER LIABILITIES, NET

Other liabilities on the Company's Consolidated Balance Sheets as of December 31, 2023 and 2022 are detailed in the table below.

	December 31,
(Dollars in thousands)	2023	2022
Prepaid rent	$5,378	$3,853
Security deposits	3,765	5,766
Below-market lease intangibles, net	3,188	1,075
Financing lease liability	3,277	3,279
Operating lease liability	775	786
Other	485	478
	$16,868	$15,237

Notes to Consolidated Financial Statements - Continued
NOTE 12. INTANGIBLE ASSETS AND LIABILITIES

The Company has deferred financing costs and various real estate acquisition lease intangibles included in its Consolidated Balance Sheets as of December 31, 2023 and 2022 as detailed in the table below. The Company did not have any indefinite lived intangible assets or liabilities as of December 31, 2023 and 2022.

	Gross Balance at December 31,		Accumulated Amortization at December 31,		Weighted Average Remaining Life (Years)
(Dollars in thousands)	2023	2022	2023	2022		Balance Sheet Classification
Deferred financing costs-Revolving Credit Facility	$3,042	$3,042	$2,571	$2,359	2.3	Other assets, net
Deferred financing costs-Term Loans	2,551	2,551	993	627	5.0	Debt, net
Deferred financing costs-Mortgage Note Payable	108	108	101	81	0.3	Debt, net
Above-market lease intangibles	3,913	2,938	1,268	539	4.9	Other assets, net
Below-market lease intangibles	(5,521)	(2,779)	(2,333)	(1,703)	4.7	Other liabilities, net
At-market lease intangibles	102,870	93,618	74,865	66,320	4.2	Real estate properties
Total intangibles	$106,963	$99,478	$77,465	$68,223	4.6

For the years ended December 31, 2023, 2022 and 2021, the Company recognized approximately $11.5 million, $9.0 million, and $9.4 million, respectively, of net intangible amortization expense. Net intangible amortization expense for the year ended December 31, 2023 included the write-off of intangibles related to the two Genesis Care leases rejected during 2023 totaling $1.5 million.

Expected future amortization, net, for the next five years of the Company's intangible assets and liabilities, in place as of December 31, 2023 are included in the table below.

(in thousands)	Amortization, net
2024	$9,891
2025	$7,968
2026	$4,718
2027	$2,322
2028	$1,516

NOTE 13. COMMITMENTS AND CONTINGENCIES

Tenant Improvements
The Company may provide tenant improvement allowances in new or renewal leases for the purpose of refurbishing or renovating tenant space. The Company may also assume tenant improvement obligations included in leases acquired in its real estate acquisitions. As of December 31, 2023 and 2022, the Company had approximately $10.9 million and $12.0 million, respectively, in commitments for tenant improvements. At December 31, 2023 six of these projects, totaling $3.5 million, represented redevelopment projects of the buildings into different healthcare uses backed by long term leases. At December 31, 2022 five of these projects, totaling $2.9 million, represented redevelopment projects of the buildings into different healthcare uses backed by long term leases.

Capital Improvements
The Company has entered into contracts with various vendors for various capital improvement projects related to its portfolio. As of December 31, 2023 and 2022, the Company had commitments of approximately $5.8 million and $4.2 million, respectively, in commitments for capital improvement projects.

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

The table below details the fair values and carrying values for our mortgage note and notes receivable and interest rate swaps at December 31, 2023 and 2022 using Level 2 inputs.

	December 31, 2023		December 31, 2022
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable	$30,775	$31,199	$32,705	$32,716
Interest rate swap asset	$16,417	$16,417	$22,667	$22,667
Mortgage note payable	$4,821	$4,791	$4,947	$4,761

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

Notes to Consolidated Financial Statements - Continued
Income tax expense and state income tax payments, net of refunds, are as follows for the years ended December 31, 2023, 2022, and 2021.

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Current	$106	$97	$129
Deferred	306	41	167
Total income tax expense	$412	$138	$296
Income tax payments, net of refunds	$80	$120	$109

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

The tax effect of temporary differences included in the net deferred tax assets at December 31, 2023 and 2022 are as follows:

	December 31,
(Dollars in thousands)	2023	2022
Deferred tax assets
Deferred stock-based compensation	$5,709	$7,008
Net operating losses	1,987	1,349
Depreciation and amortization	45	35
Prepaid expenses	15	22
Total deferred tax assets	7,756	8,414
Valuation allowance	(2,141)	(1,406)
Deferred tax assets, net	5,615	7,008

Deferred tax liabilities
Deferred administrative services fee	(5,613)	(6,702)
Other	(2)	—
Deferred tax liabilities	(5,615)	(6,702)
Net Deferred tax assets	$—	$306

The Company has federal net operating loss carryforwards in the aggregate amount of $0.3 million that expire in 2036 and 2037 and in the aggregate amount of $7.3 million that do not expire. Additionally, the Company has state net operating loss carryforwards in the aggregate amount of $7.7 million that expire from 2031 to 2038.

Notes to Consolidated Financial Statements - Continued
The following table reconciles the Company’s net income to taxable income for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Net income	$7,714	$22,019	$22,492
Reconciling items to taxable income:
Depreciation and amortization	15,773	11,493	11,121
Gain on sale of real estate	(647)	—	36
Straight-line rent	(3,157)	(3,265)	(3,522)
Receivable allowance	250	—	(25)
Stock-based compensation	(7,801)	5,681	3,872
Sec. 162(m) compensation disallowance	22,199	—	—
Deferred rent	1,351	61	1,196
Deferred income taxes	306	41	166
Other	(135)	(17)	(68)
	28,139	13,994	12,776
Taxable income (1)	$35,853	$36,013	$35,268
Dividends paid (2)	$45,439	$41,642	$40,092
__________
(1) Before REIT dividends paid deduction.
(2) Net of dividends paid on restricted stock included as a reconciling item.

Characterization of Distributions (unaudited)
Earnings and profits (as defined under the Code), the current and accumulated amounts of which determine the taxability of distributions to stockholders, vary from net income attributable to common stockholders and taxable income because of different depreciation recovery periods, depreciation methods, and other items. Distributions in excess of earnings and profits generally constitute a return of capital. The following table shows the characterization of the distributions on the Company's common stock for the years ended December 31, 2023, 2022 and 2021. No preferred shares have been issued by the Company and no dividends have been paid to date relating to preferred shares.

	2023		2022		2021
	Per Share	%	Per Share	%	Per Share	%
Common stock:
Ordinary income	$1.569469	87.0%	$1.575094	89.2%	$1.537982	89.2%
Return of capital	$0.235531	13.0%	$0.189906	10.8%	$0.175047	10.1%
Capital gain	$—	—%	$—	—%	$0.011971	0.7%
Common stock distributions	$1.805000	100.0%	$1.765000	100.0%	$1.725000	100.0%

NOTE 16. SUBSEQUENT EVENTS

Dividend Declared
On February 8, 2024, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.4575 per share. The dividend is payable on March 1, 2024 to stockholders of record on February 20, 2024.

Subsequent Acquisition
Subsequent to December 31, 2023, the Company acquired one long term acute care hospital (LTACH) for a purchase price of approximately $6.5 million and cash consideration of approximately $6.6 million. Upon acquisition, the property was 100.0% leased with a lease expiration in 2039.

Notes to Consolidated Financial Statements - Continued
Adoption of New 2024 Compensation Plans and RSU Issuances
On January 2, 2024, the Company's Board adopted a fourth amendment to the 2014 Incentive Plan to provide for the award of restricted stock units ("RSUs").

The Board also approved and adopted the Third Amended and Restated Alignment of Interest Program (the “Third Alignment of Interest Program”), which supersedes the Company’s Second Amended and Restated Alignment of Interest Program. The Third Alignment of Interest Program implements (i) a maximum elective deferral percentage amount of 50% of compensation allowed to be deferred and applied to the acquisition of restricted stock for certain participants in the program who have written employment agreements (“Affected Participants”), and (ii) a limit on the duration of the restriction period selected by the Affected Participants in relation to their Retirement Eligibility (as defined in their employment agreements). The changes under the Third Alignment of Interest Program are effective (i) beginning January 1, 2024 for salary and other compensation deferrals and (ii) starting with performance periods commencing on and after July 1, 2024 for cash bonus deferrals.

Further, the Board approved and adopted the Third Amended and Restated Executive Officer Incentive Program (the “Third Executive Officer Incentive Program”), which supersedes the Company’s Second Amended and Restated Executive Officer Incentive Program (other than with respect to individual performance awards (“IPA”) and company performance awards (“CPA”) for the performance period running from July 1, 2023 to June 30, 2024). The Third Executive Officer Incentive Program provides for IPA, CPA, and three-year long term incentive plan (“LTIP”) awards consisting of RSUs.

On January 4, 2024, the Company granted the following performance-based and time-based RSU's to its executive officers under the Third Executive Officer Incentive Program:

	Absolute TSR Performance-based RSUs (1)	Relative TSR Performance-based RSUs (1)	Time-based RSUs (2)

Number of RSUs granted	56,561	43,433	33,623
__________
(1) The number of Performance-based RSUs granted were based on target levels. Actual number of shares granted will be based on performance at the end of the performance period which is June 30, 2026.
(2) The number of Time-based RSUs granted were based on target levels. One-third of these RSUs will vest on each of June 30, 2024, 2025 and 2026.

Restricted Stock Issuances
On January 12, 2024, pursuant to the 2014 Incentive Plan and the Third Alignment of Interest Program, the Company granted 79,533 shares of restricted common stock to its employees, in lieu of salary, that will cliff vest between 3 and 8 years. Of the shares granted, 43,292 shares of restricted stock were granted in lieu of compensation from the Program Pool and 36,241 shares of restricted stock were awards granted from the Plan Pool. Also, on January 12, 2024, pursuant to the 2014 Incentive Plan and the Non-Executive Officer Incentive Program, the Company granted 10,159 shares of restricted stock to certain employees that will cliff vest in 5 years.

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

Changes in Internal Control over Financial Reporting
There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 using the principles and other criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023. The Company’s independent registered public accounting firm, BDO USA, P.C., has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

Report of
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Community Healthcare Trust Incorporated
Franklin, Tennessee
Opinion on Internal Control over Financial Reporting
We have audited Community Healthcare Trust Incorporated’s (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules and our report dated February 13, 2024 expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.
Nashville, Tennessee
February 13, 2024

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in the Company's Definitive Proxy Statement for its 2024 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company's Definitive Proxy Statement for its 2024 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Company's Definitive Proxy Statement for its 2024 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this items will be contained in the Company's Definitive Proxy Statement for its 2024 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this items will be contained in the Company's Definitive Proxy Statement for its 2024 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

PART IV.
ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
The following documents of Community Healthcare Trust Incorporated are included in this Annual Report on Form 10-K.

(a) Financial Statements:
Report of Independent Registered Public Accounting Firm (BDO USA, P.C., Nashville, TN, PCAOB ID#243)
Consolidated Balance Sheets at December 31, 2023 and 2022
Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
Notes to the Consolidated Financial Statements

(b) Financial Statement Schedules:
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2023, 2022 and 2021	113
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2023	114
All other schedules are omitted because they are either not applicable, not required or because the information is included in the Consolidated Financial Statements or notes included in this Annual Report on Form 10-K.
(c) Exhibits

Exhibit Number	Description
1.1
Underwriting Agreement, dated as of July 20, 2017, among the Company, Community Healthcare OP, LP, Sandler O'Neill & Partners, L.P., Evercore Group L.L.C., SunTrust Robinson Humphrey, Inc. and each of the Underwriters party thereto (1)

3.1	Corporate Charter of Community Healthcare Trust Incorporated, as amended (2)
3.2	Amended and Restated Corporate Bylaws of Community Healthcare Trust Incorporated (3)
4.1	Description of Common Stock of Community Healthcare Trust Incorporated (4)
4.2	Form of Certificate of Common Stock of Community Healthcare Trust Incorporated (5)
10.1	Agreement of Limited Partnership of Community Healthcare OP, LP (6)
10.2	Form of Indemnification Agreement (7)
10.3 †	Community Healthcare Trust Incorporated 2014 Incentive Plan, as amended (8)
10.4 †	Second Amended and Restated Community Healthcare Trust Incorporated Alignment of Interest Program (9)
10.5 †	Third Amended and Restated Community Healthcare Trust Incorporated Alignment of Interest Program (10)
10.6 †	Second Amended and Restated Community Healthcare Trust Incorporated Executive Officer Incentive Program (11)
10.7 †	Third Amended and Restated Community Healthcare Trust Incorporated Executive Officer Incentive Program (12)
10.8 †	Community Healthcare Trust Incorporated Amended and Restated Non-Executive Officer Incentive Program (13)
10.9 †	Amended and Restated Employment Agreement between Community Healthcare Trust Incorporated and David H. Dupuy (14)
10.10 †	First Amendment to Amended and Restated Employment Agreement between Community Healthcare Trust Incorporated and David H. Dupuy (15)
10.11 †	Employment Agreement between Community Healthcare Trust Incorporated and William G. Monroe IV (16)
10.12 †	First Amendment to Employment Agreement between Community Healthcare Trust Incorporated and William G. Monroe IV (17)
10.13 †	Amended and Restated Employment Agreement, dated May 1, 2019, between Community Healthcare Trust Incorporated and Leigh Ann Stach (18)

10.14 †	First Amendment to Amended and Restated Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach (19)
10.15 †	Second Amendment to Amended and Restated Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach (20)
10.16 †	Third Amendment to Amended and Restated Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach (21)
10.17 †	Fourth Amendment to Amended and Restated Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach (22)
10.18 †	Fifth Amendment to Amended and Restated Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach (23)
10.19 †	Employment Agreement between Community Healthcare Trust Incorporated and Timothy L. Meyer (24)
10.20 †	First Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Timothy L. Meyer (25)
10.21 †	Second Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Timothy L. Meyer (26)
10.22 †	Third Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Timothy L. Meyer (27)
10.23 †	Form of Restricted Stock Agreement (28)
10.24 †	Form of Performance-Based Restricted Stock Unit Agreement (29)
10.25 †	Form of Time-Based Restricted Stock Unit Agreement (30)
10.26 †	Form of Officer Compensation Reduction Election Form (31)
10.27 †	Form of Director Compensation Reduction Election Form (32)
10.28
Third Amended and Restated Credit Agreement, dated as of March 19, 2021, by and among Community Healthcare Trust Incorporated, as borrower, the several banks and financial institutions party thereto as lenders, and Truist Bank, as administrative agent (33)

10.29
First Amendment, dated as of December 14, 2022, to Third Amended and Restated Credit Agreement, dated as of March 19, 2021, by and among Community Healthcare Trust Incorporated, as borrower, the several banks and financial institutions party thereto as lenders, and Truist Bank, as administrative agent (34)

10.30
Second Amended and Restated Sales Agency Agreement, dated November 2, 2022, by and among Community Healthcare Trust Incorporated and Piper Sandler & Co., Evercore Group L.L.C., Truist Securities, Inc., Regions Securities LLC, Robert W. Baird & Co. Incorporated, Fifth Third Securities, Inc., and Janney Montgomery Scott LLC, as sales agents (35)

21 *	Subsidiaries of the Registrant
23 *	Consent of BDO USA, P.C., independent registered public accounting firm
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

32.1 **	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1 *	Policy for the Recovery of Erroneously Awarded Compensation
101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
(8)The 2014 Incentive Plan filed as Exhibit 10.3 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 2, 2015 (Registration No. 333-203210), and, as to Amendment No. 1 to the 2014 Incentive Plan, as Exhibit 10.12 to Amendment No. 2 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on May 6, 2015 (Registration No. 333-203210), and, as to Amendment No. 2 to the 2014 Incentive Plan, as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 17, 2017, and, as to the Amendment No. 3 to the 2014 Incentive Plan, as Exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on July 17, 2017, and, as to Amendment No. 4 to the 2014 Incentive Plan, as Exhibit 10.3 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 4, 2024, each of which is incorporated herein by reference.
(9)Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on May 5, 2022 (File No. 001-37401) and incorporated herein by reference.
(10)Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 4, 2024 (File No. 001-37401) and incorporated herein by reference.
(11)Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on February 16, 2021 (File No. 001-37401) and incorporated herein by reference.
(12)Filed as Exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 4, 2024 (File No. 001-37401) and incorporated herein by reference.
(13)Filed as Exhibit 10.6 to the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on February 25, 2020 (File No. 001-37401) and incorporated herein by reference.
(14)Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on April 10, 2023 (File No. 001-37401) and incorporated herein by reference.
(15)Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 3, 2024 (File No. 001-37401) and incorporated herein by reference.
(16)Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on May 17, 2023 (File No. 001-37401) and incorporated herein by reference.
(17)Filed as Exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 3, 2024 (File No. 001-37401) and incorporated herein by reference.
(18)Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on May 3, 2019 (File No. 001-37401) and incorporated herein by reference.
(19)Filed as Exhibit 10.4 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 3, 2020 (File No. 001-37401) and incorporated herein by reference.
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
(23)Filed as Exhibit 10.3 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 3, 2024 (File No. 001-37401) and incorporated herein by reference.
(24)Filed as Exhibit 10.1 to the Quarter Report on Form 10-Q of the Company filed with the Securities and Exchange Commission on November 2, 2021 (File No. 001-37401) and incorporated herein by reference.
(25)Filed as Exhibit 10.4 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 4, 2022 (File No. 001-37401) and incorporated herein by reference.
(26)Filed as Exhibit 10.4 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 4, 2023 (File No. 001-37401) and incorporated herein by reference.
(27)Filed as Exhibit 10.4 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 3, 2024 (File No. 001-37401) and incorporated herein by reference.
(28)Filed as Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 28, 2015 (Registration No. 333-203210) and incorporated herein by reference.

(29)Filed as Exhibit 10.4 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 4, 2024 (File No. 001-37401) and incorporated herein by reference.
(30)Filed as Exhibit 10.5 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 4, 2024 (File No. 001-37401) and incorporated herein by reference.
(31)Filed as Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 28, 2015 (Registration No. 333-203210) and incorporated herein by reference.
(32)Filed as Exhibit 10.11 to Amendment No. 1 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 28, 2015 (Registration No. 333-203210) and incorporated herein by reference.
(33)Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on March 19, 2021 (File No. 001-37401) and incorporated herein by reference.
(34)Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on December 15, 2022 (File No. 001-37401) and incorporated herein by reference.
(35)Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on November 2, 2022 (File No. 001-37401) and incorporated herein by reference.
_________
*    Filed herewith.
**    Furnished herewith.
†    Denotes executive compensation plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 13, 2024

COMMUNITY HEALTHCARE TRUST INCORPORATED

By:	/s/ David H. Dupuy
David H. Dupuy
Chief Executive Officer and President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David H. Dupuy	Chief Executive Officer and President	February 13, 2024
David H. Dupuy	(Principal Executive Officer)

/s/ William G. Monroe IV	Executive Vice President and Chief Financial Officer	February 13, 2024
William G. Monroe IV	(Principal Financial Officer)

/s/ Leigh Ann Stach	Executive Vice President and Chief Accounting Officer	February 13, 2024
Leigh Ann Stach	(Principal Accounting Officer)

/s/ Cathrine Cotman	Director	February 13, 2024
Cathrine Cotman

/s/ Alan Gardner	Director	February 13, 2024
Alan Gardner

/s/ Claire Gulmi	Director	February 13, 2024
Claire Gulmi

/s/ Robert Hensley	Director	February 13, 2024
Robert Hensley

/s/ R. Lawrence Van Horn	Director	February 13, 2024
R. Lawrence Van Horn

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2023, 2022 and 2021
(Dollars in thousands)

			Additions
Description		Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Uncollectible Accounts Written-off	Balance at End of Period
2023	Accounts receivable allowance	$75	$250	$—	$—	$325
2022	Accounts receivable allowance	$75	$9	$—	$(9)	$75
2021	Accounts receivable allowance	$100	$(25)	$—	$—	$75

Schedule III - Real Estate and Accumulated Depreciation at December 31, 2023
(Dollars in thousands)

			Land and Land Improvements			Buildings, Improvements, and Lease Intangibles
Property Type	Number of Properties	State	Initial Investment	Costs Capitalized Subsequent to Acquisition	Total	Initial Investment	Costs Capitalized Subsequent to Acquisition	Total	Personal Property	Total Property (1) (2)	Accumulated Depreciation (3)	Encumbrances (Principal balance)	Date Acquired	Original Date Constructed
Medical office buildings	93	AL, AZ, CA, CO, CT, FL, GA, IA, IL, KS, KY, LA, MD, MI, MS, NE, NJ, NV, NY, OH, PA, SC, TN, TX, VA	$69,950	$2,873	$72,823	$317,305	$43,816	$361,121	$—	$433,944	$97,265	$—	2015 - 2023	1880 - 2015
Acute inpatient behavioral	5	IL, MA, WA, WV	10,720	—	10,720	119,414	393	119,807	—	130,527	16,496	4,821	2016 - 2020	1920 - 2017
Inpatient rehabilitation facilities	8	AR, OK, TX	17,653	—	17,653	157,120	—	157,120	—	174,773	12,076	—	2019 - 2023	2012 - 2023
Specialty centers	37	AL, CA, CO, FL, GA, IL, MA, MD, NC, NV, OH, OK, PA, RI, TN, VA, WV	13,498	192	13,690	95,390	2,759	98,149	—	111,839	25,796	—	2015 - 2022	1956 - 2018
Physician clinics	30	CA, CT, FL, IA, IL, KS, OH, PA, RI, TX, VA, WI	12,062	502	12,564	71,721	3,025	74,746	—	87,310	24,551	—	2015 - 2022	1912 - 2020
Surgical centers and hospitals	10	AZ, IL, LA, MI, OH, PA, TX	3,789	114	3,903	43,134	5,297	48,431	—	52,334	14,350	—	2015 - 2018	1970 - 2004
Behavioral specialty facilities	9	IN, MI, MS, OH	4,717	26	4,743	39,629	680	40,309	—	45,052	4,899	—	2015 - 2022	1961 - 2020
Long-term acute care hospitals	1	IN	523	—	523	14,405	9	14,414	—	14,937	4,498	—	2017	1978
Total Real Estate	193		132,912	3,707	136,619	858,118	55,979	914,097	—	1,050,716	199,931	4,821
Sales-type lease	—		(87)	—	(87)	(3,401)	—	(3,401)	—	(3,488)	—	—
Corporate property	—		—	—	—	2,011	709	2,720	299	3,019	879	—
Total Properties	193		$132,825	$3,707	$136,532	$856,728	$56,688	$913,416	$299	$1,050,247	$200,810	$4,821
(1) Total properties as of December 31, 2023 have an estimated aggregate total cost of $1.0 billion (unaudited) for federal income tax purposes.
(2) Excludes real estate properties held for sale as of December 31, 2023.
(3) Depreciation is provided for on a straight-line basis on land improvements over 1 to 20 years, buildings over 7 to 50 years, building improvements over 4.4 to 39.8 years, tenant improvements over 1.4 to 15.1 years, lease intangibles over 0.8 to 13.7 years, and personal property over 3 to 10 years.

(4) A reconciliation of Total Property and Accumulated Depreciation for the years ended December 31, 2023, 2022, and 2021 is provided below.

	Year Ended December 31, 2023		Year Ended December 31, 2022		Year Ended December 31, 2021
(Dollars in thousands)	Total Property	Accumulated Depreciation	Total Property	Accumulated Depreciation	Total Property	Accumulated Depreciation
Beginning Balance	$943,167	$165,341	$834,085	$133,056	$735,359	$102,899
Acquisitions	101,856	2,055	96,729	1,034	90,385	2,740
Other improvements	18,561	37,580	12,353	31,251	9,520	27,636
Retirements, dispositions, and transfer to assets held for sale:
Real estate	(13,337)	(4,166)	—	—	(1,179)	(219)
Ending Balance	$1,050,247	$200,810	$943,167	$165,341	$834,085	$133,056