Form 10-Q
period 2024-03-31
Community Healthcare Trust Inc
filed 2024-04-30
CIK 1631569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37401

Community Healthcare Trust Incorporated
(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-5212033
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
Yes  ☐     No ☒
The Registrant had 27,701,196 shares of Common Stock, $0.01 par value per share, outstanding as of April 24, 2024.

COMMUNITY HEALTHCARE TRUST INCORPORATED
FORM 10-Q
MARCH 31, 2024

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	(Unaudited)
	March 31, 2024	December 31, 2023
ASSETS
Real estate properties
Land and land improvements	$142,120	$136,532
Buildings, improvements, and lease intangibles	948,253	913,416
Personal property	317	299
Total real estate properties	1,090,690	1,050,247
Less accumulated depreciation	(211,058)	(200,810)
Total real estate properties, net	879,632	849,437
Cash and cash equivalents	3,805	3,491
Restricted cash	1,141	1,142
Real estate properties held for sale	7,466	7,466
Other assets, net	90,657	83,876
Total assets	$982,701	$945,412

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Debt, net	$442,320	$403,256
Accounts payable and accrued liabilities	11,775	12,032
Other liabilities, net	16,960	16,868
Total liabilities	471,055	432,156

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 450,000 shares authorized; 27,701 and 27,613 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	277	276
Additional paid-in capital	690,491	688,156
Cumulative net income	92,521	88,856
Accumulated other comprehensive income	21,490	16,417
Cumulative dividends	(293,133)	(280,449)
Total stockholders’ equity	511,646	513,256
Total liabilities and stockholders' equity	$982,701	$945,412

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(Unaudited; Dollars and shares in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
REVENUES
Rental income	$28,342	$26,128
Other operating interest	991	1,048
	29,333	27,176

EXPENSES
Property operating	5,791	4,873
General and administrative (1)	4,554	16,205
Depreciation and amortization	10,262	9,018
	20,607	30,096

OTHER INCOME (EXPENSE)
Interest expense	(5,062)	(3,992)
Deferred income tax expense	—	(35)
Interest and other income	1	25
	(5,061)	(4,002)

NET INCOME (LOSS)	$3,665	$(6,922)

NET INCOME (LOSS) PER COMMON SHARE
Net income (loss) per common share - Basic	$0.11	$(0.32)
Net income (loss) per common share - Diluted	$0.11	$(0.32)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC	26,297	24,227
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-DILUTED	26,297	24,227
___________
(1) General and administrative expenses for the three months ended March 31, 2024 included stock-based compensation expense totaling approximately $2.4 million. General and administrative expenses for the three months ended March 31, 2023 included stock-based compensation expense totaling approximately $14.3 million, including the accelerated amortization of stock-based compensation totaling approximately $11.8 million recognized upon the passing of our former CEO and President in the first quarter of 2023. See Note 9 – Stock Incentive Plan.

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(Unaudited; Dollars in thousands)

	Three Months Ended March 31,
	2024	2023

NET INCOME (LOSS)	$3,665	$(6,922)
Other comprehensive income (loss):
Increase (decrease) in fair value of cash flow hedges	7,870	(4,973)
Reclassification for amounts recognized as interest expense	(2,797)	(2,010)
Total other comprehensive income (loss)	5,073	(6,983)
COMPREHENSIVE INCOME (LOSS)	$8,738	$(13,905)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2024
(Unaudited; Dollars and shares in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid in Capital	Cumulative Net Income	Accumulated Other Comprehensive Income	Cumulative Dividends	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	—	$—	27,613	$276	$688,156	$88,856	$16,417	$(280,449)	$513,256
Issuance of common stock, net of issuance costs	—	—	19	—	463	—	—	—	463
Stock-based compensation, net of forfeitures	—	—	90	1	2,423	—	—	—	2,424
Shares withheld on vesting of stock-based compensation	—	—	(21)	—	(551)	—	—	—	(551)
Increase in fair value of cash flow hedges	—	—	—	—	—	—	7,870	—	7,870
Reclassification for amounts recognized as interest expense	—	—	—	—	—	—	(2,797)	—	(2,797)
Net income	—	—	—	—	—	3,665	—	—	3,665
Dividends to common stockholders ($0.4575 per share)	—	—	—	—	—	—	—	(12,684)	(12,684)
Balance at March 31, 2024	—	$—	27,701	$277	$690,491	$92,521	$21,490	$(293,133)	$511,646

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

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net income (loss)	$3,665	$(6,922)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,262	9,018
Other amortization	217	265
Stock-based compensation	2,424	2,547
Accelerated amortization of stock-based compensation	—	11,799
Straight-line rent receivable	(755)	(917)
Deferred income tax expense	—	35
Changes in operating assets and liabilities:
Other assets	(2,056)	(2,390)
Accounts payable and accrued liabilities	(1,079)	133
Other liabilities	(35)	(870)
Net cash provided by operating activities	12,643	12,698

INVESTING ACTIVITIES
Acquisitions of real estate	(34,297)	(23,895)
Funding of notes receivable	—	(1,295)
Proceeds from the repayment of notes receivable	870	750
Capital expenditures on existing real estate properties	(5,113)	(4,138)
Net cash used in investing activities	(38,540)	(28,578)

FINANCING ACTIVITIES
Net borrowings on revolving credit facility	39,000	12,000
Mortgage note repayments	(32)	(32)
Dividends paid	(12,684)	(11,646)
Proceeds from issuance of common stock	540	8,215
Taxes paid on behalf of employees and shares withheld upon shares vesting	(551)	—
Equity issuance costs	(63)	(100)
Net cash provided by financing activities	26,210	8,437
Increase (decrease) in cash, cash equivalents and restricted cash	313	(7,443)
Cash, cash equivalents and restricted cash, beginning of period	4,633	12,068
Cash, cash equivalents and restricted cash, end of period	$4,946	$4,625

Supplemental Cash Flow Information:
Interest paid (net of capitalized interest)	$4,790	$3,866
Invoices accrued for construction, tenant improvement and other capitalized costs	$4,591	$3,274
Reclassification of registration statement costs incurred in prior years to equity issuance costs	$72	$52
Increase (decrease) in fair value of cash flow hedges	$7,870	$(4,973)
Income taxes paid	$26	$60
Capitalized interest	$28	$192
Net proceeds accrued for common stock issued in March with cash settlement in April	$—	$732

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Overview
Community Healthcare Trust Incorporated (the ‘‘Company’’, ‘‘we’’, ‘‘our’’) was organized in the State of Maryland on March 28, 2014. The Company is a fully-integrated healthcare real estate company that owns and acquires real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers. As of March 31, 2024, the Company had investments of approximately $1.1 billion in 197 real estate properties (including a portion of one property accounted for as a sales-type lease with a gross amount totaling approximately $3.0 million and two properties classified as an asset held for sale with an aggregate amount totaling approximately $7.5 million. See Note 10 – Other Assets, net and Note 4 – Real Estate Acquisitions and Dispositions, respectively). The properties are located in 35 states, totaling approximately 4.4 million square feet in the aggregate and were approximately 92.3% leased, excluding real estate assets held for sale, at March 31, 2024 with a weighted average remaining lease term of approximately 6.9 years. Any references to square footage, property count, or occupancy percentages, and any amounts derived from these values in these notes to the Condensed Consolidated Financial Statements, are outside the scope of our independent registered public accounting firm's review.

Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. This interim financial information should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Management believes that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2024. All intercompany accounts and transactions have been eliminated.

Use of Estimates in the Condensed Consolidated Financial Statements
Preparation of the Condensed Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying notes, including among others, estimates related to impairment assessments, purchase price allocations, valuation of properties held for sale, and valuation of financial instruments. Actual results may materially differ from those estimates.

Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents includes short-term investments with original maturities of three months or less when purchased. Restricted cash consists of amounts held by the lender of our mortgage note payable to provide for future real estate tax, insurance expenditures and tenant improvements related to one property. The carrying amounts approximate fair value due to the short term maturity of these investments. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Company's Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows:

	Balance as of March 31,
(Dollars in thousands)	2024	2023
Cash and cash equivalents	$3,805	$3,666
Restricted cash	1,141	959
Cash, cash equivalents and restricted cash	$4,946	$4,625

Notes to Condensed Consolidated Financial Statements - Continued
Revenue Recognition
The primary source of revenue for the Company is generated through its leasing arrangements with its tenants which is accounted for under ASC Topic 842, or through notes with its borrowers which is covered under ASC 310. The Company's rental income and interest income are recognized based on contractual arrangements with its tenants and borrowers. From the inception of a lease, if collection of substantially all of the lease payments is probable for a tenant, then rental income is recognized as earned over the life of the lease agreement on a straight-line basis. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue in amounts more or less than amounts currently due from tenants. If management determines that collection of substantially all of a lease’s payments is not probable, it will revert to recognizing such lease payments at the lesser of cash collected, lease income reflected on a straight-line basis, or another systematic basis plus variable rent when it becomes accruable and will reverse any recorded receivables related to that lease. In the event that management subsequently determines collection of substantially all of that lease’s receivable is probable, management will reinstate and record all such receivables for the lease in accordance with the lease terms. The Company maintains a general allowance for its lease receivables that the Company has determined are probable of collection. The Company recognizes interest income on an accrual basis unless the Company determines that collectability of contractual amounts is not reasonably assured, at which point the note is placed on non-accrual status and interest income is recognized on a cash basis.

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

NOTE 2. REAL ESTATE INVESTMENTS

As of March 31, 2024, we had investments of approximately $1.1 billion in 197 real estate properties (including a portion of one property accounted for as a sales-type lease with a gross amount totaling approximately $3.0 million and two properties classified as held for sale with an aggregate amount totaling approximately $7.5 million). The Company's investments are diversified by property type, geographic location, and tenant as shown in the following tables:

Property Type	# of Properties	Gross Investment (in thousands)
Medical Office Building	96	$469,475
Inpatient Rehabilitation Hospitals	8	174,772
Acute Inpatient Behavioral	5	130,528
Specialty Centers	37	117,807
Physician Clinics	30	87,873
Surgical Centers and Hospitals	10	54,181
Behavioral Specialty Facilities	9	45,051
Long-term Acute Care Hospitals	2	21,484
Total	197	$1,101,171

Notes to Condensed Consolidated Financial Statements - Continued

State	# of Properties	Gross Investment (in thousands)
Texas	17	$162,944
Illinois	18	131,956
Ohio	26	114,169
Florida	25	109,490
Pennsylvania	15	59,531
All Others	96	523,081
Total	197	$1,101,171

Primary Tenant	# of Properties	Gross Investment (in thousands)
Lifepoint Health	6	$105,862
US HealthVest	3	77,964
All Others (less than 4%)	188	917,345
Total	197	$1,101,171

GenesisCare Bankruptcy
Effective February 16, 2024, one of the Company's tenants, GenesisCare and certain of its affiliates ("GenesisCare"), emerged from Chapter 11 bankruptcy protection, and GenesisCare U.S. is now an independent business delivering oncology and specialty care services in Florida and North Carolina. Of the Company's seven leases with GenesisCare, five were assumed or assigned to buyers as part of the bankruptcy process and two remain with the GenesisCare U.S. entity.

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

Future minimum lease payments under the non-cancelable operating leases due to the Company for the years ending December 31, as of March 31, 2024, are as follows (in thousands):

2024 (nine months ended December 31)	$74,362
2025	93,815
2026	84,865
2027	77,227
2028	71,052
2029 and thereafter	381,758
$783,079

Rental income is recognized as earned over the life of the lease agreement on a straight-line basis when collection of rental payments over the term of the lease is probable. Straight-line rent included in rental income was approximately $0.8 million and $0.9 million, respectively, for the three months ended March 31, 2024 and 2023.

Notes to Condensed Consolidated Financial Statements - Continued

Purchase Option Provisions
Certain of the Company's leases provide the lessee with a purchase option or a right of first refusal to purchase the leased property. The purchase option provisions generally allow the lessee to purchase the leased property at fair value or at an amount greater than the Company's gross investment in the leased property at the time of the purchase. At March 31, 2024, the Company had an aggregate gross investment of approximately $37.2 million in 10 real estate properties with purchase options exercisable at March 31, 2024 that had not been exercised.

Sales-type Lease
The Company has a portion of one property accounted for as a sales-type lease with a gross amount totaling approximately $3.0 million included in other assets, net on the Company's Condensed Consolidated Balance Sheets. Future lease payments due to the Company under this lease for the years ending December 31, as of March 31, 2024, are as follows (in thousands):

2024 (nine months ended December 31)	$261
2025	356
2026	367
2027	378
2028	389
2029 and thereafter	4,821
Total undiscounted lease receivable	6,572
Discount	(3,547)
Lease receivable	$3,025

The Company recognized interest income of approximately $0.1 million during each of the three months ended March 31, 2024 and 2023 related to this lease which is included in other operating interest on the Company's Condensed Consolidated Statements of Income.

Lessee Accounting
At March 31, 2024, the Company was obligated, as the lessee, under four non-prepaid ground leases accounted for as operating leases with expiration dates, including renewal options, through 2076, and two non-prepaid ground leases accounted for as financing leases with expiration dates through 2109, including renewal options. Any rental increases related to the Company's ground leases are generally either stated or based on the Consumer Price Index. The Company's future lease payments under these non-prepaid ground leases were as follows (in thousands):

	Operating	Financing
2024 (nine months ended December 31)	$32	$115
2025	44	154
2026	44	154
2027	45	154
2028	46	154
2029 and thereafter	$1,102	$6,802
Total undiscounted lease payments	1,313	7,533
Discount	(541)	(4,260)
Lease liabilities	$772	$3,273

Notes to Condensed Consolidated Financial Statements - Continued
The following table discloses other information regarding the ground leases.

	Three Months Ended March 31,
	2024	2023
Operating leases:
Weighted-average remaining lease term in years (including renewal options)	34.8	36.0
Weighted-average discount rate	4.0%	4.0%

Financing leases:
Weighted-average remaining lease term in years (including renewal options)	39.6	40.6
Weighted-average discount rate	4.2%	4.2%

NOTE 4. REAL ESTATE ACQUISITIONS AND DISPOSITIONS

Acquisitions
During the first quarter of 2024, the Company acquired four real estate properties in three transactions. Upon acquisition, the properties were 98.6% leased in the aggregate with lease expirations through 2039. Amounts reflected in revenues and net income for these properties for the three months ended March 31, 2024 were approximately $0.2 million and $0.1 million, respectively, and transaction costs totaling approximately $0.3 million were capitalized relating to these property acquisitions.

The following table summarizes our property acquisitions for the three months ended March 31, 2024:

Location	Property Type (1)	Number of Properties	Date Acquired	Purchase Price	Cash Consideration	Real Estate	Other (2)	Square Footage
				(000's)	(000's)	(000's)	(000's)
New Bedford, MA	LTACH	1	1/31/24	$6,500	$6,540	$6,547	$(7)	70,657
Elkton, MD	MOB	1	3/25/24	4,500	4,578	4,757	(179)	19,656
Bemidji, MN	MOB	2	3/29/24	23,200	23,179	23,375	(196)	74,700
				$34,200	$34,297	$34,679	$(382)	165,013

(1) LTACH - Long-term Acute Care Hospital; MOB - Medical Office Building
(2) Includes other assets acquired, liabilities assumed, and above and below-market intangibles recognized at acquisition

The following table summarizes the relative fair values of the assets acquired and liabilities assumed in the property acquisitions for the three months ended March 31, 2024:

	Relative Fair Value	Estimated Useful Life
	(in thousands)	(in years)
Land and land improvements	$4,597	5.1
Building and building improvements	27,538	26.7
Intangibles:
At-market lease intangibles	2,544	3.6
Above-market lease intangibles	121	5.0
Below-market lease intangibles	(275)	2.0
Total intangibles	2,390
Accounts payable, accrued liabilities and other liabilities assumed	(194)
Accounts receivable and other assets acquired	48
Prorated rent, interest and operating expense reimbursement amounts collected	(82)
Total cash consideration	$34,297

Notes to Condensed Consolidated Financial Statements - Continued
Assets Held for Sale
The Company had two properties classified as held for sale as of March 31, 2024. The table below reflects the assets and liabilities classified as held for sale as of March 31, 2024 and December 31, 2023.

(Dollars in thousands)	March 31, 2024	December 31, 2023
Balance Sheet data:
Land	$1,576	$1,576
Building, improvements, and lease intangibles	10,056	10,056
	11,632	11,632
Accumulated depreciation	(4,166)	(4,166)
Real estate assets held for sale, net	$7,466	$7,466

NOTE 5. DEBT, NET

The table below details the Company's debt as of March 31, 2024 and December 31, 2023.

	Balance as of
(Dollars in thousands)	March 31, 2024	December 31, 2023	Maturity Dates

Credit Facility:
Revolving Credit Facility	$89,000	$50,000	3/26
A-3 Term Loan, net	74,761	74,730	3/26
A-4 Term Loan, net	124,550	124,522	3/28
A-5 Term Loan, net	149,222	149,189	3/30
Mortgage Note Payable, net	4,787	4,815	5/24
	$442,320	$403,256

Credit Facility
The Company's third amended and restated credit agreement, as amended (the "Credit Facility") is by and among
Community Healthcare Trust Incorporated, as borrower, the several banks and financial institutions party thereto as lenders, and Truist Bank, as administrative agent.

The Credit Facility provides for a $150.0 million revolving credit facility (the "Revolving Credit Facility") and $350.0 million in term loans (the "Term Loans"). The Revolving Credit Facility matures on March 19, 2026 and includes one 12-month option to extend the maturity date, subject to the satisfaction of certain conditions. The Term Loans include a seven-year term loan facility in the aggregate principal amount of $75.0 million (the "A-3 Term Loan"), which matures on March 29, 2026, a seven-year term loan facility in the aggregate principal amount of $125.0 million (the "A-4 Term Loan"), which matures on March 19, 2028, and a seven-year and three-month term loan facility in the aggregate principal amount of $150.0 million (the "A-5 Term Loan") which matures on March 14, 2030. Loans under the Credit Facility are interest only with principal amounts due as of each facility's applicable maturity date. The Credit Facility allows the Company to borrow, through the accordion feature, up to $700.0 million, including the ability to add and fund incremental term loans. The Company's material subsidiaries are guarantors of the obligations under the Credit Facility.

Amounts outstanding under the Revolving Credit Facility will bear interest at a floating rate based on the Company's option, on either: (i) adjusted term SOFR or adjusted daily simple SOFR plus 1.25% to 1.90% or (ii) a base rate plus 0.25% to 0.90% in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.20% of the amount of the unused portion of the Revolving Credit Facility if amounts borrowed are greater than 33.3% of the borrowing capacity under the Revolving Credit Facility and 0.25% of the unused portion of the Revolving Credit Facility if amounts borrowed are less than or equal to 33.3% of the borrowing capacity under the Revolving Credit Facility. The Company had $89.0 million outstanding under the

Notes to Condensed Consolidated Financial Statements - Continued
Revolving Credit Facility with a weighted average interest rate of 7.06% and a borrowing capacity remaining of $61.0 million at March 31, 2024.

Amounts outstanding under the Term Loans will bear interest at a floating rate that is based, at the Company's option, on either (i) adjusted term SOFR or adjusted daily SOFR plus 1.65% to 2.30%, plus a simple SOFR adjustment equal to 0.10% per annum, or (ii) a base rate plus 0.65% to 1.30%, in each case, depending upon the Company’s leverage ratio. The Company has entered into interest rate swaps to fix the interest rates on the Term Loans. See Note 6 – Derivative Financial Instruments for more details on the interest rate swaps. At March 31, 2024, the Company had $350.0 million outstanding under the Term Loans which had a fixed weighted average interest rate under the swaps of approximately 4.4%.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. The Company was in compliance with its financial covenants under its Credit Facility as of March 31, 2024.

Mortgage Note Payable
The Company's mortgage note payable is secured by a building which had a $7.1 million carrying balance at March 31, 2024. The mortgage note amortizes monthly at a fixed interest rate of 4.98% with a balloon payment of approximately $4.8 million due upon maturity on May 1, 2024.

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

On March 29, 2024, two interest rate swaps matured and were replaced with two forward-starting interest rate swaps for notional amounts totaling $50.0 million. As of March 31, 2024, the Company had fifteen outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk for notional amounts totaling $350.0 million, which mature between 2026 and 2030, at the maturity dates of the associated term loans (see Note 5 – Debt, net).

Notes to Condensed Consolidated Financial Statements - Continued
Tabular Disclosure of Fair Value of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023.

	Asset Derivatives Fair Value at			Liability Derivatives Fair Value at
(Dollars in thousands)	March 31, 2024	December 31, 2023	Balance Sheet Classification	March 31, 2024	December 31, 2023	Balance Sheet Classification
Interest rate swaps	$21,490	$16,417	Other assets, net	$—	$—	Other liabilities, net

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income ("AOCI") and are subsequently reclassified to interest expense in the period that the hedged forecasted transaction affects earnings.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s Term Loans. During the next twelve months, the Company estimates that an additional $9.2 million will be reclassified from AOCI as a decrease to interest expense.

Tabular Disclosure of the Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Amount of unrealized gain (loss) recognized in OCI on derivative	$7,870	$(4,973)
Amount of gain reclassified from AOCI into interest expense	$(2,797)	$(2,010)
Total interest expense presented in the Condensed Consolidated Statements of Income in which the effects of the cash flow hedges are recorded	$5,062	$3,992

Tabular Disclosures of Offsetting Derivatives
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of March 31, 2024 and December 31, 2023. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Condensed Consolidated Balance Sheets.

Offsetting of Derivative Assets (as of March 31, 2024)
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$21,490	$—	$21,490	$—	$—	$21,490

Offsetting of Derivative Liabilities (as of March 31, 2024)
Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$—	$—	$—	$—	$—	$—

Notes to Condensed Consolidated Financial Statements - Continued

Offsetting of Derivative Assets (as of December 31, 2023)
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$16,417	$—	$16,417	$—	$—	$16,417

Offsetting of Derivative Liabilities (as of December 31, 2023)
Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$—	$—	$—	$—	$—	$—

Credit-risk-related Contingent Features
As of March 31, 2024, the Company did not have any derivatives in a net liability position. As of March 31, 2024, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company terminated these interest rate swaps or breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.

NOTE 7. STOCKHOLDERS' EQUITY

Common Stock
The following table provides a reconciliation of the beginning and ending common stock balances for the three months ended March 31, 2024 and for the year ended December 31, 2023:

(In thousands)	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Balance, beginning of period	27,613	25,897
Issuance of common stock	19	1,385
Restricted stock issued	90	361
Restricted stock withheld and forfeited	(21)	(30)
Balance, end of period	27,701	27,613

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

Notes to Condensed Consolidated Financial Statements - Continued
The Company's activity under the ATM Program during the three months ended March 31, 2024 is detailed in the table below. As of March 31, 2024, the Company had approximately $433.3 million remaining that may be issued under the ATM Program.

Three Months Ended March 31, 2024
Shares issued (in thousands)	19
Net proceeds received (in millions)	$0.5
Average gross sales price per share	$27.51
NOTE 8. NET INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income (loss) per common share for the three months ended March 31, 2024 and 2023, respectively.

	Three Months Ended March 31,
(In thousands, except per share data)	2024	2023
Net income (loss)	$3,665	$(6,922)
Participating securities' share in earnings	(647)	(822)
Net income (loss), less participating securities' share in earnings	$3,018	$(7,744)

Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	27,680	26,043
Unvested restricted shares	(1,383)	(1,816)
Weighted average Common Shares outstanding–Basic	26,297	24,227
Dilutive potential common shares	—	—
Weighted average Common Shares outstanding –Diluted	26,297	24,227

Basic Net Income (Loss) per Common Share	$0.11	$(0.32)

Diluted Net Income (Loss) per Common Share	$0.11	$(0.32)

NOTE 9. STOCK INCENTIVE PLAN

A summary of the restricted stock activity under the Company's 2014 Incentive Plan, as amended, for the three months ended March 31, 2024 and 2023 is included in the table below, as well as compensation expense recognized from the amortization of the value of shares over the applicable vesting periods.

	Three Months Ended March 31,
(Dollars and shares in thousands)	2024	2023
Stock-based awards, beginning of period	1,374	1,708
Stock in lieu of compensation	43	62
Stock awards	47	67
Total stock granted	90	129
Vested shares (1)	(84)	—
Forfeited shares	—	(1)
Stock-based awards, end of period	1,380	1,836
Amortization expense (1)	$2,107	$14,346
___________
1) Amortization expense for the three months ended March 31, 2023 included accelerated amortization totaling approximately $11.8 million upon the passing of our former CEO and President.

Notes to Condensed Consolidated Financial Statements - Continued
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

Amendment to the 2014 Incentive Plan, Updates to Compensation Programs, and Issuance of RSUs
On January 2, 2024, the Company's Board approved and adopted a fourth amendment to the 2014 Incentive Plan that provided for the award of restricted stock units ("RSUs").

The Board also approved and adopted the Third Amended and Restated Alignment of Interest Program (the "Third Alignment of Interest Program"), which superseded the Second Amended and Restated Alignment of Interest Program. The Third Alignment of Interest Program implemented (i) a maximum elective deferral percentage amount of salary and bonus to 50% to the acquisition of restricted stock for certain participants in the program (previously 100%), and (ii) limited the duration of the restriction period election depending on the retirement eligibility date per their employment agreements. These changes were effective beginning January 1, 2024 for salary and other compensation deferrals and will be effective for performance periods commencing on and after July 1, 2024 for cash bonus deferrals.

Further, the Board approved and adopted the Third Amended and Restated Executive Officer Incentive Program (the "Third Executive Officer Incentive Program"), which superseded the Second Amended and Restated Executive Officer Program, other than with respect to the individual and company performance awards for the performance period running from July 1, 2023 to June 30, 2024. The Third Executive Officer Incentive Program allows for the grant of RSUs.

The Company historically granted long-term incentive awards to its executive officers which was comprised of restricted stock that vested in 8 years, based on backward-looking performance metrics. On January 2, 2024, the Board approved and adopted a new incentive compensation structure for its executive officers, including the issuance of time-based and performance-based RSUs with three-year forward-looking performance targets beginning with an initial performance period beginning July 1, 2023.

On January 2, 2024, the Company granted performance-based and time-based RSUs to its executive officers under the 2014 Incentive Plan and the Third Executive Officer Incentive Program. These RSUs with a grant date value totaling $2.6 million are forward-looking with a three-year performance period beginning July 1, 2023. The performance-based RSUs were valued by independent specialists utilizing a Monte Carlo simulation to calculate the weighted average grant date fair values of $13.67 per share for the Absolute TSR units and $20.77 per share for the Relative TSR units. The grant date fair value of the Time-based TSR units was based on the Company's stock price on the grant date of $26.62. The combined weighted average grant date fair value of the RSUs granted was $19.24 per share. The following assumptions were used in valuing the performance-based RSUs:

Volatility	25.0%
Dividend assumption	5.4%
Expected term	3 years
Risk-free rate	4.3%
Stock price (per share)	$26.62

Notes to Condensed Consolidated Financial Statements - Continued
A summary of the Company's RSU activity during the three months ended March 31, 2024 and 2023, respectively, is included in the table below, as well as compensation expense recognized from the amortization of the value of RSUs over the applicable vesting periods.

	Three Months Ended March 31,
(Dollars and RSUs in thousands)	2024	2023
Restricted Stock Units, beginning of period	—	—
Absolute TSR Performance-based RSUs granted	57	—
Relative TSR Performance-based RSUs granted	43	—
Time-based RSUs granted	34	—
Total RSUs granted	134	—
Vested RSUs	—	—
Forfeited RSUs	—	—
Restricted Stock Units, end of period	134	—
Amortization expense	$317	$—
Grant Date Value Remaining at period end to be Amortized During the Performance Period	$2,253	$—
______________
(1) The number of Performance-based RSUs granted were based on target levels. Actual number of shares granted will be based on performance at the end of the performance period which is June 30, 2026. The Performance-based RSUs, if earned, will vest at the end of the performance period.
(2) The number of Time-based RSUs granted were based on target levels. One-third of these RSUs will vest on each of June 30, 2024, 2025, 2026.

Restricted Stock Issuances
On January 12, 2024, pursuant to the 2014 Incentive Plan and the Third Alignment of Interest Program, the Company granted 79,533 shares of restricted stock to its employees, in lieu of salary, that will cliff vest between three and eight years. Of the shares granted, 43,292 shares of restricted stock were granted in lieu of compensation from the program pool and 36,241 shares of restricted stock were awarded based on the restriction period elected from the plan pool. Also, on January 12, 2024, pursuant to the 2014 Incentive Plan and the Non-Executive Officer Incentive Program, the Company granted 10,159 shares of restricted stock to certain employees that will cliff vest in five years.

Adoption of the 2024 Incentive Plan
On March 4, 2024, the Company's Compensation Committee and Board of Directors adopted and approved the 2024 Incentive Plan (the "Plan"). On April 17, 2024, the Company's Board of Directors adopted and approved an amendment to the Plan to remove a sentence related to reload options. The Plan, as amended, is subject to approval by our stockholders at the annual meeting. The 2024 Incentive Plan, if approved, will replace our 2014 Incentive Plan which expired on March 31, 2024. The Plan, which will expire on March 4, 2034, implements several changes including, among others, the following:
•Freezes all awards under the 2014 Incentive Plan as of its expiration date;
•Removes the "evergreen provision" which allowed for the incremental automatic increase in the number of shares of common stock reserved for issuance under the Plan;
•Increases the number of shares of common stock authorize for issuance under the Plan to 1,150,000; and
•Expands the types of awards that may be awarded under the Plan.

Notes to Condensed Consolidated Financial Statements - Continued
NOTE 10. OTHER ASSETS, NET

Other assets, net on the Company's Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 are detailed in the table below.

	Balance as of
(Dollars in thousands)	March 31, 2024	December 31, 2023
Notes receivable	$29,905	$30,775
Fair value of interest rate swaps	21,490	16,417
Straight-line rent receivables	19,236	18,481
Accounts receivable	6,255	4,645
Sales-type lessor receivable	3,025	3,028
Above-market intangible assets, net	2,560	2,645
Leasing commissions, net	2,498	2,312
Financing lease right-of-use assets	2,471	2,486
Prepaid assets	1,429	1,203
Operating lease right of use assets	721	729
Other	649	684
Deferred financing costs, net	418	471
	$90,657	$83,876

The Company's notes receivable mainly included:

•At March 31, 2024 and December 31, 2023, notes receivable included a $5.3 million and $6.0 million, respectively, term loan, secured by all assets and ownership interests in seven long-term acute care hospitals and one inpatient rehabilitation hospital owned by the borrower. The term loan will be repaid in equal monthly installments of $250,000 through the maturity date of December 31, 2025 and bears interest at 9% per annum.

•At March 31, 2024 and December 31, 2023, notes receivable included a fully-funded term loan totaling $17.0 million and a revolving credit facility with $5.4 million drawn, secured by assets and ownership interests of six geriatric behavioral hospitals and affiliated companies all of which are co-borrowers on the loans. At March 31, 2024, the Company had an unfunded commitment of $3.1 million on the revolving credit facility and an unfunded commitment of up to $2.0 million on an advancing term loan facility. The term loan bears interest at 9% per annum, with interest only payments due initially and then equal monthly installments of principal payments due beginning March 31, 2025. The term loan facility matures on December 31, 2032. The revolving credit facility bears interest at 9% per annum and matures on December 31, 2025. The advancing term loan may be funded at the Company's discretion, and bears interest at 9% per annum on any amount funded, that may be used by the borrower to pay existing liabilities of co-borrowers. The term loan, the revolving credit facility and the additional commitment all include a 3% per annum non-cash interest charge that is due and payable upon the earlier of the repayment or maturity of each note.

•At March 31, 2024 and December 31, 2023, notes receivable also included a $2.2 million and $2.3 million, respectively, revolving credit facility. Commencing on October 1, 2023, the revolving credit facility will be repaid in equal monthly installments of $40,000 through the maturity date of April 1, 2027. The revolving credit facility bears interest at 9% per annum, as well as a 3% per annum non-cash interest charge that is due and payable upon the earlier of the repayment or maturity of the note.

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

Notes to Condensed Consolidated Financial Statements - Continued
The VIEs that we have identified at March 31, 2024 are summarized in the table below.

Classification	Carrying Amount (in thousands)	Maximum Exposure to Loss (in thousands)
Note receivable (term loan)	$5,250	$5,250
Note receivable (revolving credit facility)	$5,435	$5,435
Note receivable (term loan)	$17,000	$17,000
Note receivable (revolving credit facility)	$2,220	$2,220

NOTE 11. OTHER LIABILITIES, NET

Other liabilities, net on the Company's Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 are detailed in the table below.

	Balance as of
(Dollars in thousands)	March 31, 2024	December 31, 2023
Prepaid rent	$5,442	$5,378
Security deposits	3,789	3,765
Below-market lease intangibles, net	3,185	3,188
Financing lease liability	3,273	3,277
Operating lease liability	772	775
Other	499	485
	$16,960	$16,868

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

Notes to Condensed Consolidated Financial Statements - Continued
The table below details the fair values and carrying values for our notes receivable, interest rate swaps, and mortgage note payable at March 31, 2024 and December 31, 2023, using level 2 inputs.

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable	$29,905	$30,738	$30,775	$31,199
Interest rate swap asset	$21,490	$21,490	$16,417	$16,417
Mortgage note payable (principal amount)	$4,788	$4,787	$4,821	$4,791

NOTE 13. COMMITMENTS AND CONTINGENCIES

Tenant Improvements
The Company may provide tenant improvement allowances in new or renewal leases for the purpose of refurbishing or renovating tenant space. The Company may also assume tenant improvement obligations included in leases acquired in its real estate acquisitions. As of March 31, 2024, the Company had approximately $22.5 million in commitments for tenant improvements. Seven of these projects totaling $15.8 million, represent redevelopment projects of the buildings into different healthcare uses backed by long term leases.

Capital Improvements
The Company has entered into contracts with various vendors for various capital improvement projects related to its portfolio. As of March 31, 2024, the Company had commitments of approximately $5.6 million in commitments for capital improvement projects.

Legal Proceedings
The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company's Consolidated Financial Statements.

NOTE 14. SUBSEQUENT EVENTS

Dividend Declared
On April 25, 2024, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.46 per share. The dividend is payable on May 24, 2024 to stockholders of record on May 10, 2024.

Subsequent Acquisitions
Subsequent to March 31, 2024, the Company acquired one inpatient rehabilitation facility for a purchase price and cash consideration of approximately $23.5 million. Upon acquisition, the property was 100.0% leased with a lease expiration in 2039.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements
This report and other materials that Community Healthcare Trust Incorporated (the "Company") has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by management of the Company, contain, or will contain, statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “believes”, “expects”, “may”, "will', “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates”, “anticipates” or other similar words or expressions, including the negative thereof. Forward-looking statements are based on certain assumptions and can include future expectations, future plans and strategies, financial and operating projections or other forward-looking information. Such forward-looking statements reflect management’s current beliefs and are based on information currently available to management. Because forward-looking statements relate to future events, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company’s control. Thus, the Company’s actual results and financial condition may differ materially from those indicated in such forward-looking statements. Some factors that might cause such a difference include the following: general volatility of the capital markets and the market price of the Company’s common stock, changes in the Company’s business strategy, availability, terms and deployment of capital, the Company’s ability to refinance existing indebtedness at or prior to maturity on favorable terms, or at all, changes in the real estate industry in general, interest rates or the general economy, adverse developments related to the healthcare industry, changes in governmental regulations, the degree and nature of the Company’s competition, the ability to consummate acquisitions under contract, catastrophic or extreme weather and other natural events and the physical effects of climate change, the occurrence of cyber incidents, effects on global and national markets as well as businesses resulting from increased inflation, rising interest rates, supply chain disruptions, labor conditions, the conflict between Russia and Ukraine, and/or new and ongoing hostilities between Israel and Hamas and the other factors described in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and the Company’s other filings with the Securities and Exchange Commission from time to time. Readers are therefore cautioned not to place undue reliance on the forward-looking statements contained herein which speak only as of the date hereof. The Company intends these forward-looking statements to speak only as of the time of this report and the Company undertakes no obligation to update forward-looking statements, whether as a result of new information, future developments, or otherwise, except as may be required by law.

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
During the three months ended March 31, 2024, the Company acquired four real estate properties totaling approximately 165,000 square feet for an aggregate purchase price of approximately $34.2 million and cash consideration of approximately $34.3 million. Upon acquisition, the properties were 98.6% leased in the aggregate with lease expirations through 2039. These acquisitions were funded through the Company's free cash flow, proceeds from equity sales through the ATM program, and the Company's Revolving Credit Facility. See Note 4 – Real Estate Acquisitions and Dispositions to the Condensed Consolidated Financial Statements for more details on these acquisitions.

Subsequent Acquisitions
Subsequent to March 31, 2024, the Company acquired one inpatient rehabilitation facility for a purchase price and cash consideration of approximately $23.5 million. Upon acquisition, the property was 100.0% leased with a lease expiration in 2039.

Acquisition Pipeline
The Company has seven properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $169.5 million. The Company's expected return on these investments will approximate 9.1% to 9.75%. The Company anticipates closing on one of these properties in the fourth quarter of 2024 with the remainder throughout 2025, 2026 and 2027; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

Leased Square Footage
As of March 31, 2024, our real estate portfolio was approximately 92.3% leased. During the first three months of 2024, we had expiring or terminated leases related to approximately 143,000 square feet, and we leased or renewed leases relating to approximately 184,000 square feet.

Purchase Option Provisions
Certain of the Company's leases provide the lessee with a purchase option or a right of first refusal to purchase the leased property. The purchase option provisions generally allow the lessee to purchase the leased property at fair value or at an amount greater than the Company's gross investment in the leased property at the time of the purchase.

At March 31, 2024, the Company had an aggregate gross investment of approximately $37.2 million in 10 real estate properties with purchase options exercisable at March 31, 2024 that had not been exercised.

Inflation
Periods of high and persistent inflation could cause an increase in our expenses, capital expenditures, and cost of our variable-rate borrowings which could have a material impact on our financial position or results of operations. Many of our lease agreements contain provisions designed to mitigate the adverse impact of inflation, including annual rent increases based on stated increases or CPI increases. In response to inflationary pressures, the Federal Reserve began raising interest rates in 2022. Higher interest rates imposed by the Federal Reserve to address inflation may adversely impact real estate asset values and increase our interest expense on our variable-rate borrowings under our revolving credit facility.

Executive Compensation
During the first quarter of 2024, the Company's Board approved and adopted certain changes to executive compensation. Through the adoption of the Third Amended and Restated Alignment of Interest Program, the Board established a maximum elective deferral percentage amount of 50% (previously 100%) of compensation allowed to be deferred and applied to the acquisition of restricted stock for certain participants in the program, and limited the duration of the restriction period election depending on each individual's retirement eligibility date. These changes were effective beginning January 1, 2024 for salary and other compensation deferrals and will be effective for performance periods commencing on and after July 1, 2024 for cash bonus deferrals.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Further, the Board approved and adopted a new long-term incentive compensation structure for its executive officers, which includes the issuance of time-based RSUs and performance-based RSUs with three-year forward-looking performance targets. Historically, the Company had granted long-term incentive awards to its executive officers comprised of restricted stock that vested in eight years, based on backward-looking performance metrics. See Note 9 – Stock Incentive Plan for more details.

Results of Operations
The Company's results of operations for the three months ended March 31, 2024 compared to the same period in 2023 were impacted by real estate acquisitions, the amortization of non-cash compensation, including the accelerated amortization of unvested restricted shares upon the passing of the Company's former CEO and President, the new executive compensation program, as well as other items discussed in more detail below.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
The table below shows our results of operations for the three months ended March 31, 2024 compared to the same period in 2023 and the effect of changes in those results from period to period on our net income (loss).

	Three Months Ended March 31,		Increase (Decrease) to Net income
(Dollars in thousands)	2024	2023	$	%
REVENUES
Rental income	$28,342	$26,128	$2,214	8.5%
Other operating interest	991	1,048	(57)	(5.4)%
	29,333	27,176	2,157	7.9%
EXPENSES
Property operating	5,791	4,873	(918)	(18.8)%
General and administrative	4,554	16,205	11,651	71.9%
Depreciation and amortization	10,262	9,018	(1,244)	(13.8)%
	20,607	30,096	9,489	31.5%
OTHER INCOME (EXPENSE)
Interest expense	(5,062)	(3,992)	(1,070)	(26.8)%
Deferred income tax expense	—	(35)	35	100.0%
Interest and other income, net	1	25	(24)	96.0%
	(5,061)	(4,002)	(1,059)	26.5%

NET INCOME (LOSS)	$3,665	$(6,922)	$10,587	n/m
___________
n/m-not meaningful

Revenues
Rental income increased approximately $2.2 million, or 8.5%, for the three months ended March 31, 2024 compared to the same period in 2023 due mainly to rental income on properties acquired during 2023 and 2024 resulting in additional rental income of approximately $2.9 million, with a $0.7 million decrease resulting substantially from lease expirations and terminations, including the two Genesis Care leases that were rejected in 2023 by Genesis Care as part of their bankruptcy.

Expenses
Property operating expenses increased approximately $0.9 million, or 18.8%, for the three months ended March 31, 2024 compared to the same period in 2023 due mainly to the following:

•Expenses on properties acquired during 2023 and 2024 increased property operating expenses by approximately $0.6 million;

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
•An increase in property operating expenses related to snow removal of approximately $0.2 million and insurance premiums of approximately $0.1 million.

General and administrative expenses decreased approximately $11.7 million, or 71.9%, for the three months ended March 31, 2024 compared to the same period in 2023 due mainly to the following:

•Non-cash stock-based compensation amortization expense decreased approximately $12.0 million for the three months ended March 31, 2024 compared to the same period in 2023;

◦In the first quarter of 2023, the Company accelerated the unamortized remaining balance of deferred compensation for unvested shares totaling $11.8 million upon the passing of the Company's former CEO and President, in accordance with the terms of his employment agreement.
◦Related to the new executive compensation program and the issuance of restricted stock units, the Company recognized non-cash amortization expense of approximately $0.3 million in the three months ended March 31, 2024.
◦The non-cash amortization of the restricted shares, other than the accelerated amortization discussed above, decreased approximately $0.4 million for the three months ended March 31, 2024 compared to the same period in 2023 due to the maximum deferral percentage change discussed in the next paragraph, the reduction of shares to the vesting of shares, including the shares held by our former CEO and President, offset by the issuance of additional restricted shares.

•Payroll-related expenses increased approximately $0.4 million for the three months ended March 31, 2024 compared to the same period in 2023. Approximately $0.3 million of this increase was related to the new executive compensation program which limited the maximum elective deferral percentage amount to 50% of salary allowed to be deferred. Also, in the first quarter of 2024, the Company paid approximately $0.1 million in payroll taxes related to the vesting of employee shares;

Depreciation and amortization expense increased approximately $1.2 million, or 13.8%, for the three months ended March 31, 2024 compared to the same period in 2023. This increase was comprised mainly of the following:

•Depreciation and amortization on real estate acquired during 2023 and 2024 resulted in an increase of approximately $1.4 million;

•Fully amortized real estate lease intangibles which generally have a shorter depreciable life than a building resulted in a decrease of approximately $0.4 million; and

•Tenant improvements and other capital expenditures resulted in an increase of approximately $0.3 million

Interest expense
Interest expense increased approximately $1.1 million, or 26.8%, for the three months ended March 31, 2024 compared to the same period in 2023. Interest expense recognized on the credit facility for the three months ended March 31, 2024 compared to the same period in 2023 was higher due mainly to increases in the weighted average balance and interest rates on the revolving credit facility.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
The table below reconciles net income (loss) to FFO and AFFO for the three months ended March 31, 2024 compared to the same period in 2023.

	Three Months Ended March 31,
(In thousands, except per share amounts)	2024	2023
Net income (loss)	$3,665	$(6,922)
Real estate depreciation and amortization	10,378	9,088
FFO	14,043	2,166
Straight-line rent	(755)	(917)
Stock-based compensation	2,424	2,547
Accelerated amortization of stock-based compensation (1)	—	11,799
AFFO	$15,712	$15,595
FFO per diluted common share (1)	$0.53	$0.09
AFFO per diluted common share	$0.59	$0.62
Weighted average common shares outstanding - diluted (2)	26,707	25,298
___________________

(1) In the first quarter of 2023, the Company accelerated the amortization of stock-based compensation totaling $11.8 million upon the passing of our former CEO and President, impacting FFO per diluted share by $0.47.
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

The table below reconciles net income (loss) to NOI for the three months ended March 31, 2024 compared to the same period in 2023.

	Three Months Ended March 31,
(In thousands)	2024	2023
Net income (loss)	$3,665	$(6,922)
General and administrative (1)	4,554	4,406
Accelerated amortization of stock-based compensation	—	11,799
Depreciation and amortization	10,262	9,018
Interest expense	5,062	3,992
Deferred income tax expense	—	35
Interest and other income	(1)	(25)
NOI	$23,542	$22,303
____________
(1) Excludes accelerated amortization of stock-based compensation shown separately in the reconciliation.

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

The table below reconciles net income (loss) to EBITDAre and Adjusted EBITDAre for the three months ended March 31, 2024 compared to the same period in 2023.

	Three Months Ended March 31,
(In thousands)	2024	2023
Net income (loss)	$3,665	$(6,922)
Interest expense	5,062	3,992
Depreciation and amortization	10,262	9,018
Deferred income tax expense	—	35
EBITDAre	$18,989	$6,123
Non-cash stock-based compensation expense (1)	2,424	2,547
Accelerated amortization of stock-based compensation	—	11,799
Adjusted EBITDAre	$21,413	$20,469
_____________
(1) Excludes accelerated amortization of stock-based compensation shown separately in the reconciliation.

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

Financing Policy
The Company’s current financing policy prohibits aggregate debt (secured or unsecured) in excess of 40% of the Company's total capitalization, except for short-term, transitory periods. At March 31, 2024, our debt to total capitalization ratio (debt plus stockholders' equity plus accumulated depreciation) was approximately 38.0%.

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

Credit Facility
The Company's Credit Facility provides for a $150.0 million Revolving Credit Facility that matures on March 19, 2026 and includes one 12-month option to extend the maturity date, and $350.0 million in Term Loans, as well as an accordion feature which allows borrowings up to a total of $700.0 million, including the ability to add and fund additional term loans. Note 5 – Debt, net to the Condensed Consolidated Financial Statements provides more details on the Company's Credit Facility. At March 31, 2024, the Company had borrowing capacity remaining under the Revolving Credit Facility of approximately $61.0 million.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. The Company was in compliance with its financial covenants under its Credit Facility as of March 31, 2024.

Mortgage Note Payable
The Company also had outstanding at March 31, 2024, a $4.8 million mortgage note payable, secured by one of its properties. The mortgage note amortizes monthly at a fixed interest rate of 4.98% with a balloon payment of approximately $4.8 million due upon maturity on May 1, 2024. The Company expects to fund the balloon payment with the Company's free cash flow or proceeds from the Company's Revolving Credit Facility.

Ground Leases
At March 31, 2024, the Company was obligated, as the lessee, under four non-prepaid ground leases accounted for as operating leases with expiration dates, including renewal options, through 2076, and two non-prepaid ground leases accounted for as financing leases with expiration dates through 2109, including renewal options. Any rental increases related to the Company's ground leases are generally either stated or based on the Consumer Price Index. At March 31, 2024, the Company's aggregate obligation under these ground leases was approximately $8.8 million. See Note 3 – Real Estate Leases to the Condensed Consolidated Financial Statements.

Subsequent Acquisitions
Subsequent to March 31, 2024, the Company acquired one inpatient rehabilitation facility for a purchase price and cash consideration of approximately $23.5 million. Upon acquisition, the property was 100.0% leased with a lease expiration in 2039. The acquisition was funded with proceeds from the Company's Revolving Credit Facility.

Acquisition Pipeline
The Company has seven properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $169.5 million. The Company anticipates closing on one of these properties in the fourth quarter of 2024 with the remainder throughout 2025, 2026 and 2027; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close. The Company expects to fund these acquisitions through the Company's free cash flow, proceeds from equity sales through the ATM program, and the Company's Revolving Credit Facility.

Tenant Improvements and Capital Improvements
Subject to Company approval, we may fund or reimburse tenants for tenant improvements, which are allowed for in certain leases, of up to approximately $22.5 million as of March 31, 2024. At March 31, 2024, seven of these projects, totaling $15.8 million, represented redevelopment projects on buildings with tenants backed by long term leases.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

The Company has also entered into contracts regarding certain capital expenditures with remaining commitments totaling approximately $5.6 million as of March 31, 2024. Reimbursement of these expenditures by our tenants will be determined by each tenant's lease.

The Company expects to fund these expenditures through the Company's free cash flow, proceeds from equity sales through the ATM program, and the Company's Revolving Credit Facility.

Notes Receivable
The Company has two notes with a tenant with unfunded commitments remaining totaling $5.1 million at March 31, 2024. See Note 10 – Other Assets, net to the Condensed Consolidated Financial Statements.

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

Operating Activities
Cash flows provided by operating activities for the three months ended March 31, 2024 and 2023 were approximately $12.6 million and $12.7 million, respectively. Cash flows provided by operating activities were generally provided by contractual rents and interest on our notes receivable, net of property operating expenses not reimbursed by the tenants and general and administrative expenses.

Investing Activities
Cash flows used in investing activities for the three months ended March 31, 2024 and 2023 were approximately $38.5 million and $28.6 million, respectively. During the three months ended March 31, 2024, the Company invested in four properties for an aggregate cash consideration of approximately $34.3 million. Also, during the three months ended March 31, 2024, the Company received payments on its notes totaling $0.9 million and funded capital expenditures on its existing portfolio totaling approximately $5.1 million.

During the three months ended March 31, 2023, the Company invested in seven properties for an aggregate cash consideration of approximately $23.9 million and funded notes receivable totaling approximately $1.3 million. Also, during the three months ended March 31, 2023, the Company received payments on its notes receivable totaling $0.8 million and funded capital expenditures on its existing portfolio totaling approximately $4.1 million.

Financing Activities
Cash flows provided by financing activities for the three months ended March 31, 2024 and 2023 were approximately $26.2 million and $8.4 million, respectively. During the three months ended March 31, 2024, the Company (i) borrowed $39.0 million under its Revolving Credit Facility, (ii) completed equity offerings under its at-the-market program, resulting in net proceeds, net of underwriters' discount and offering costs, of approximately $0.5 million, (iii) upon the vesting of stock-based awards for certain employees, withheld shares and paid taxes totaling approximately $0.6 million on behalf of the employees, and (iv) paid dividends totaling approximately $12.7 million.

During the three months ended March 31, 2023, the Company (i) borrowed $12.0 million under its Revolving Credit Facility, (ii) completed equity offerings under its at-the-market program, resulting in net proceeds, net of underwriters' discount and offering costs, of approximately $8.1 million, and (iii) paid dividends totaling approximately $11.6 million.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Security Deposits
As of March 31, 2024, the Company held approximately $3.7 million in security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon the security deposits if there are any defaults under the leases.

Dividends
The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT.

On April 25, 2024, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.46 per share. The dividend is payable on May 24, 2024 to stockholders of record on May 10, 2024. This rate equates to an annualized dividend of $1.84 per share.

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

The Company’s whistleblower policy prohibits the Company and its affiliates and their officers, employees and agents from discharging, demoting, suspending, threatening, harassing or in any other manner discriminating against any employee for raising a concern. If an employee desires to raise a concern in a confidential or anonymous manner, the concern may be directed to the whistleblower officer at the Company’s whistleblower hotline. During the quarter ended March 31, 2024, the whistleblower officer received no whistleblower complaints.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We may use certain derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We will not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based on a notional amount of principal. Under the most common form of interest rate swap, known from our perspective as a floating-to-fixed interest rate swap, a series of floating, or variable, rate payments on a notional amount of principal is exchanged for a series of fixed interest rate payments on such notional amount. During the three months ended March 31, 2024, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Changes In Internal Control Over Financial Reporting
There were no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, an investor should consider the risk factors included in its Annual Report on Form 10-K for the year ended December 31, 2023 and other reports that may be filed by the Company. There were no material changes in the risk factors presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2024, the Company canceled shares of the Company's common stock to satisfy employee tax withholding obligation payable upon the vesting of stock-based awards, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares purchased as part of publicly announced plans or programs	Maximum Number of Shares that may yet be purchased under the plans or programs
January 1 - January 31	21,261	$25.94	—	—
February 1 - February 29	—	$—	—	—
March 1 - March 31	—	$—	—	—
Total	21,261

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

During the quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.    EXHIBITS
The exhibits required by Item 601 of Regulation S-K which are filed with this report are listed in the Exhibit Index and are hereby incorporated in by reference.
EXHIBIT INDEX

Exhibit No.	Description
3.1	Corporate Charter of Community Healthcare Trust Incorporated, as amended (1)
3.2	Amended and Restated Bylaws of Community Healthcare Trust Incorporated (2)
10.1 †	Third Amended and Restated Community Healthcare Trust Incorporated Alignment of Interest Program (3)
10.2 †	Third Amended and Restated Community Healthcare Trust Incorporated Executive Officer Incentive Program (4)
10.3 †	Amendment No. 4 to the 2014 Incentive Plan of Community Healthcare Trust Incorporated (5)
10.4 †	Form of Performance-Based Restricted Stock Unit Agreement of Community Healthcare Trust Incorporated (6)
10.5 †	Form of Time-Based Restricted Stock Unit Agreement of Community Healthcare Trust Incorporated (7)
10.6 †	First Amendment to Amended and Restated Employment Agreement between Community Healthcare Trust Incorporated and David H. Dupuy (8)
10.7 †	First Amendment to Employment Agreement between Community Healthcare Trust Incorporated and William G. Monroe (9)
10.8 †	Fifth Amendment to Amended and Restated Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach (10)
10.9 †	Third Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Timothy L. Meyer (11)
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
(7)Filed as Exhibit 10.5 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 4, 2024 (File No. 001-37401) and incorporated herein by reference.
(8)Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 3, 2024 (File No. 001-37401) and incorporated herein by reference.
(9)Filed as Exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 3, 2024 (File No. 001-37401) and incorporated herein by reference.
(10)Filed as Exhibit 10.3 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 3, 2024 (File No. 001-37401) and incorporated herein by reference.
(11)Filed as Exhibit 10.4 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 3, 2024 (File No. 001-37401) and incorporated herein by reference.

*    Filed herewith.
**    Furnished herewith.
†    Denotes executive compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: April 30, 2024

COMMUNITY HEALTHCARE TRUST INCORPORATED

By:	/s/ David H. Dupuy
David H. Dupuy
Chief Executive Officer and President

By:	/s/ William G. Monroe IV
William G. Monroe IV
Executive Vice President and Chief Financial Officer