Form 10-Q
period 2024-06-30
Community Healthcare Trust Inc
filed 2024-07-30
CIK 1631569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37401

Community Healthcare Trust Incorporated
(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-5212033
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
Yes  ☐     No ☒
The Registrant had 28,057,217 shares of Common Stock, $0.01 par value per share, outstanding as of July 24, 2024.

COMMUNITY HEALTHCARE TRUST INCORPORATED
FORM 10-Q
JUNE 30, 2024

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	(Unaudited)
	June 30, 2024	December 31, 2023
ASSETS
Real estate properties
Land and land improvements	$143,717	$136,532
Buildings, improvements, and lease intangibles	976,415	913,416
Personal property	318	299
Total real estate properties	1,120,450	1,050,247
Less accumulated depreciation	(221,834)	(200,810)
Total real estate properties, net	898,616	849,437
Cash and cash equivalents	734	3,491
Restricted cash	—	1,142
Real estate properties held for sale	7,326	7,466
Other assets, net	76,520	83,876
Total assets	$983,196	$945,412

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Debt, net	$457,625	$403,256
Accounts payable and accrued liabilities	12,023	12,032
Other liabilities, net	15,777	16,868
Total liabilities	485,425	432,156

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 450,000 shares authorized; 28,049 and 27,613 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	280	276
Additional paid-in capital	699,833	688,156
Cumulative net income	82,094	88,856
Accumulated other comprehensive income	21,490	16,417
Cumulative dividends	(305,926)	(280,449)
Total stockholders’ equity	497,771	513,256
Total liabilities and stockholders' equity	$983,196	$945,412

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023
(Unaudited; Dollars and shares in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUES
Rental income	$27,905	$26,764	$56,247	$52,892
Other operating interest, net	(389)	1,046	602	2,094
	27,516	27,810	56,849	54,986

EXPENSES
Property operating	5,572	4,786	11,363	9,659
General and administrative (1)	4,760	3,787	9,314	19,992
Depreciation and amortization	10,792	9,219	21,054	18,237
	21,124	17,792	41,731	47,888

OTHER INCOME (EXPENSE)
Impairment of real estate asset	(140)	—	(140)	—
Interest expense	(5,986)	(4,140)	(11,048)	(8,132)
Credit loss reserve	(11,000)	—	(11,000)	—
Deferred income tax expense	—	(50)	—	(85)
Interest and other income	307	749	308	774
	(16,819)	(3,441)	(21,880)	(7,443)

NET (LOSS) INCOME	$(10,427)	$6,577	$(6,762)	$(345)

NET (LOSS) INCOME PER COMMON SHARE
Net (loss) income per common share - Basic	$(0.42)	$0.24	$(0.31)	$(0.07)
Net (loss) income per common share -Diluted	$(0.42)	$0.24	$(0.31)	$(0.07)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC	26,479	25,065	26,388	24,648
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-DILUTED	26,479	25,065	26,388	24,648
___________
(1) General and administrative expenses for the six months ended June 30, 2024 included stock-based compensation expense totaling approximately $4.9 million. General and administrative expenses for the six months ended June 30, 2023 included stock-based compensation expense totaling approximately $16.0 million, including the accelerated amortization of stock-based compensation totaling approximately $11.8 million recognized upon the passing of our former CEO and President in the first quarter of 2023. See Note 9 – Stock Incentive Plan.

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023
(Unaudited; Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

NET (LOSS) INCOME	$(10,427)	$6,577	$(6,762)	$(345)
Other comprehensive income:
Increase in fair value of cash flow hedges	2,703	9,875	10,573	4,902
Reclassification for amounts recognized as interest expense	(2,703)	(2,474)	(5,500)	(4,484)
Total other comprehensive income	—	7,401	5,073	418
COMPREHENSIVE (LOSS) INCOME	$(10,427)	$13,978	$(1,689)	$73

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024
(Unaudited; Dollars and shares in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid in Capital	Cumulative Net Income	Accumulated Other Comprehensive Income	Cumulative Dividends	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2024	—	$—	27,701	$277	$690,491	$92,521	$21,490	$(293,133)	$511,646
Issuance of common stock, net of issuance costs	—	—	294	3	6,873	—	—	—	6,876
Stock-based compensation, net of forfeitures	—	—	54	—	2,469	—	—	—	2,469
Increase in fair value of cash flow hedges	—	—	—	—	—	—	2,703	—	2,703
Reclassification for amounts recognized as interest expense	—	—	—	—	—	—	(2,703)	—	(2,703)
Net loss	—	—	—	—	—	(10,427)	—	—	(10,427)
Dividends to common stockholders ($0.4600 per share)	—	—	—	—	—	—	—	(12,793)	(12,793)
Balance at June 30, 2024	—	$—	28,049	$280	$699,833	$82,094	$21,490	$(305,926)	$497,771

Balance at December 31, 2023	—	$—	27,613	$276	$688,156	$88,856	$16,417	$(280,449)	$513,256
Issuance of common stock, net of issuance costs	—	—	313	3	7,336	—	—	—	7,339
Stock-based compensation, net of forfeitures	—	—	144	1	4,892	—	—	—	4,893
Shares withheld on vesting of stock-based compensation	—	—	(21)	—	(551)	—	—	—	(551)
Increase in fair value of cash flow hedges	—	—	—	—	—	—	10,573	—	10,573
Reclassification for amounts recognized as interest expense	—	—	—	—	—	—	(5,500)	—	(5,500)
Net loss	—	—	—	—	—	(6,762)	—	—	(6,762)
Dividends to common stockholders ($0.9175 per share)	—	—	—	—	—	—	—	(25,477)	(25,477)
Balance at June 30, 2024	—	$—	28,049	$280	$699,833	$82,094	$21,490	$(305,926)	$497,771

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023
(Unaudited; Dollars and shares in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid in Capital	Cumulative Net Income	Accumulated Other Comprehensive Income	Cumulative Dividends	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2023	—	$—	26,274	$263	$648,384	$74,220	$15,684	$(244,036)	$494,515
Issuance of common stock, net of issuance costs	—	—	236	2	7,943	—	—	—	7,945
Stock-based compensation, net of forfeitures	—	—	31	—	1,693	—	—	—	1,693
Shares withheld on vesting of stock-based compensation	—	—	—	—	(963)	—	—	—	(963)
Increase in fair value of cash flow hedges	—	—	—	—		—	9,875	—	9,875
Reclassification for amounts recognized as interest expense	—	—	—	—	—	—	(2,474)	—	(2,474)
Net income	—	—	—	—	—	6,577	—	—	6,577
Dividends to common stockholders ($0.4500 per share)	—	—	—	—	—	—	—	(11,843)	(11,843)
Balance at June 30, 2023	—	$—	26,541	$265	$657,057	$80,797	$23,085	$(255,879)	$505,325

Balance at December 31, 2022	—	$—	25,897	$259	$625,136	$81,142	$22,667	$(232,390)	$496,814
Issuance of common stock	—	—	485	5	16,846	—	—	—	16,851
Stock-based compensation, net of forfeitures	—	—	159	1	16,038	—	—	—	16,039
Shares withheld on vesting of stock-based compensation	—	—	—	—	(963)	—	—	—	(963)
Increase in fair value of cash flow hedges	—	—	—	—		—	4,902	—	4,902
Reclassification for amounts recognized as interest expense	—	—	—	—	—	—	(4,484)	—	(4,484)
Net loss	—	—	—	—	—	(345)	—	—	(345)
Dividends to common stockholders ($0.8975 per share)	—	—	—	—	—	—	—	(23,489)	(23,489)
Balance at June 30, 2023	—	$—	26,541	$265	$657,057	$80,797	$23,085	$(255,879)	$505,325

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net loss	$(6,762)	$(345)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,054	18,237
Other amortization	384	508
Stock-based compensation	4,893	4,239
Accelerated amortization of stock-based compensation	—	11,799
Straight-line rent receivable	(551)	(1,737)
Net gain from insurance recovery on casualty loss	—	(706)
Impairment of real estate asset	140	—
Credit loss reserve	11,000	—
Deferred income tax expense	—	85
Changes in operating assets and liabilities:
Other assets	(37)	(1,853)
Accounts payable and accrued liabilities	189	(233)
Other liabilities	(938)	(620)
Net cash provided by operating activities	29,372	29,374

INVESTING ACTIVITIES
Acquisitions of real estate	(57,844)	(39,712)
Funding of notes receivable	(275)	(1,985)
Proceeds from the repayment of notes receivable	1,620	2,255
Insurance proceeds from casualty loss	—	2,273
Capital expenditures on existing real estate properties	(12,298)	(7,884)
Net cash used in investing activities	(68,797)	(45,053)

FINANCING ACTIVITIES
Net borrowings on revolving credit facility	59,000	15,000
Mortgage note repayments	(4,820)	(63)
Dividends paid	(25,477)	(23,489)
Proceeds from issuance of common stock	7,492	16,944
Taxes paid on behalf of employees and shares withheld upon shares vesting	(551)	(964)
Equity issuance costs	(118)	(141)
Net cash provided by financing activities	35,526	7,287
Decrease in cash, cash equivalents and restricted cash	(3,899)	(8,392)
Cash, cash equivalents and restricted cash, beginning of period	4,633	12,068
Cash, cash equivalents and restricted cash, end of period	$734	$3,676

Supplemental Cash Flow Information:
Interest paid (net of capitalized interest)	$10,703	$7,868
Invoices accrued for construction, tenant improvement and other capitalized costs	$3,619	$3,776
Reclassification of registration statement costs incurred in prior years to equity issuance costs	$188	$91
Increase in fair value of cash flow hedges	$10,573	$4,902
Income taxes paid	$28	$69
Capitalized interest	$77	$349
See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Overview
Community Healthcare Trust Incorporated (the ‘‘Company’’, ‘‘we’’, ‘‘our’’) was organized in the State of Maryland on March 28, 2014. The Company is a fully-integrated healthcare real estate company that owns and acquires real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers. As of June 30, 2024, the Company had gross investments of approximately $1.1 billion in 198 real estate properties (including a portion of one property accounted for as a sales-type lease with a gross amount totaling approximately $3.0 million and two properties classified as an asset held for sale with an aggregate net investment totaling approximately $7.3 million. See Note 10 – Other Assets, net and Note 4 – Real Estate Acquisitions and Assets Held for Sale, respectively). The properties are located in 35 states, totaling approximately 4.5 million square feet in the aggregate and were approximately 92.6% leased, excluding real estate assets held for sale, at June 30, 2024 with a weighted average remaining lease term of approximately 7.1 years. Any references to square footage, property count, or occupancy percentages, and any amounts derived from these values in these notes to the Condensed Consolidated Financial Statements, are outside the scope of our independent registered public accounting firm's review.

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

Use of Estimates in the Condensed Consolidated Financial Statements
Preparation of the Condensed Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying notes, including among others, estimates related to impairment assessments, purchase price allocations, valuation of properties held for sale, allowances for accounts and interest receivables, and valuation of financial instruments. Actual results may materially differ from those estimates.

Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents includes short-term investments with original maturities of three months or less when purchased. Restricted cash consisted of amounts held by the lender of our mortgage note payable to provide for future real estate tax, insurance expenditures and tenant improvements related to one property. The carrying amounts approximate fair value due to the short term maturity of these investments. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Company's Condensed

Notes to Condensed Consolidated Financial Statements - Continued
Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows:

	Balance as of June 30,
(Dollars in thousands)	2024	2023
Cash and cash equivalents	$734	$2,627
Restricted cash	—	1,049
Cash, cash equivalents and restricted cash	$734	$3,676

Rental Income
The primary source of revenue for the Company is generated through its leasing arrangements with its tenants which is accounted for under ASC Topic 842. The Company's rental income is based on contractual arrangements with its tenants. From the inception of a lease, if collection of substantially all of the lease payments is probable for a tenant, then rental income is recognized as earned over the life of the lease agreement on a straight-line basis. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue in amounts more or less than amounts currently due from tenants.

Interest Income
The Company's interest income is recognized based on contractual arrangements with its tenants. The Company recognizes interest income on an accrual basis unless the Company determines that collectability of contractual amounts is not reasonably assured, at which point the note is placed on non-accrual status and interest income is recognized on a cash basis.

Credit Losses
Losses from Operating Lease Receivables
We assess the probability of collecting substantially all rents under our leases, on a tenant-by-tenant basis, based on several factors, including, payment and default history, financial strength of the tenant and/or guarantors, historical and operating trends of the property, and the value of the underlying collateral, if any. If management determines that collection of substantially all of a tenant's lease payments is not probable, we will revert to recognizing such lease payments at the lesser of cash collected, lease income reflected on a straight-line basis, or another systematic basis plus variable rent when it becomes accruable and will reverse any recorded receivables related to that lease. In the event that management subsequently determines collection of substantially all of that tenant's lease payments is probable, management will reinstate and record all such receivables for the lease in accordance with the lease terms. The Company also maintains a general allowance for its lease receivables that management has determined are probable of collection. Accounts receivable, straight-line rent and related allowances are included in Other assets on the Company's Condensed Consolidated Balance Sheets and any offsetting reduction in income is included in rental income on the Company's Condensed Statements of Operations.

Credit Losses on Loans and Interest Receivables
Historically, the Company has at times entered into loans with certain of its tenants for working capital or other needs. We consider our loans to be incidental to our main business of acquiring and leasing healthcare real estate. Credit losses on financial instruments are measured using an expected credit loss ("CECL") model in evaluating the collectability of notes receivable and other financial instruments. The CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, that considers forecasts of future economic conditions in addition to information about past events and current conditions. Under the CECL model, the Company estimates credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument and is required to record a credit loss expense (or reversal) in each reporting period. The Company evaluates factors such as its historical credit loss experience with the borrower or similar financial assets, current economic conditions, current and expected future financial condition of the borrower, as well as payment history of the borrower, along with other relevant factors for each borrower or similar instruments. If a sale of the borrower's collateral, such as the underlying business or real estate, is expected to repay amounts due to the Company, the Company will also evaluate the underlying collateral in measuring any expected credit loss. The Company's financial instruments included in the scope of the CECL guidance are the principal balances of its tenant

Notes to Condensed Consolidated Financial Statements - Continued
notes receivable and its net investment in a sales-type lease which are included in Other assets on the Company's Condensed Consolidated Balance Sheets.

We made an accounting policy election to exclude interest receivables from the credit loss reserve model. The Company recognizes interest income on an accrual basis unless the Company has determined that collectability of contractual amounts is not reasonably assured, at which point the note is placed on non-accrual status and interest income is recognized on a cash basis. Subsequently, when collectability of contractual amounts is reasonably assured, management will resume the accrual basis.

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

Recent Accounting Pronouncements
The Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280) on November 27, 2023. The provisions of this update generally include; (i) a requirement to disclose significant segment expenses, on an annual and interim basis, that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss; (ii) a requirement to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit and loss in assessing segment performance and deciding how to allocate resources, and (iii) a requirement that entity's with a single reportable segment provide all of the disclosures required by the amendments in this update. This update is effective for annual reporting periods beginning after December 31, 2023, and interim period beginning after December 15, 2024. The Company does not expect that the adoption of this ASU will have a material impact on its consolidated financial statements other than the new disclosure requirements, as we operate under a single reportable segment. Compliance with these new disclosure requirements will begin with the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

NOTE 2. REAL ESTATE INVESTMENTS

As of June 30, 2024, we had gross investments of approximately $1.1 billion in 198 real estate properties (including a portion of one property accounted for as a sales-type lease with a gross amount totaling approximately $3.0 million and two properties classified as held for sale with an aggregate amount totaling approximately $7.3 million). The Company's investments are diversified by property type, geographic location, and tenant as shown in the following tables:

Property Type	# of Properties	Gross Investment (in thousands)
Medical Office Building	96	$472,776
Inpatient Rehabilitation Hospitals	9	198,319
Acute Inpatient Behavioral	5	130,535
Specialty Centers	37	117,941
Physician Clinics	30	87,998
Surgical Centers and Hospitals	10	56,672
Behavioral Specialty Facilities	9	45,067
Long-term Acute Care Hospitals	2	21,484
Total	198	$1,130,792

Notes to Condensed Consolidated Financial Statements - Continued

State	# of Properties	Gross Investment (in thousands)
Texas	17	$186,451
Illinois	18	132,120
Ohio	26	114,994
Florida	25	109,600
Pennsylvania	15	60,478
All Others	97	527,149
Total	198	$1,130,792

Primary Tenant	# of Properties	Gross Investment (in thousands)
Lifepoint Health	6	$110,182
US HealthVest	3	77,964
All Others (less than 4%)	189	942,646
Total	198	$1,130,792

NOTE 3. REAL ESTATE LEASES

Lessor Accounting
The Company’s properties are generally leased pursuant to non-cancelable, fixed-term operating leases with expiration dates through 2044. The Company’s leases generally require the lessee to pay minimum rent, with fixed rent renewal terms or increases based on a Consumer Price Index and may also include additional rent, which may include the reimbursement of taxes (including property taxes), insurance, maintenance and other operating costs associated with the leased property.

Some leases provide the lessee, during the term of the lease, with an option or right of first refusal to purchase the leased property. Some leases also allow the lessee to renew or extend their lease term or in some cases terminate their lease, based on conditions provided in the lease.

Future minimum lease payments under the non-cancelable operating leases due to the Company for the years ending December 31, as of June 30, 2024, are as follows (in thousands):

2024 (six months ended December 31)	$51,592
2025	98,461
2026	89,521
2027	81,964
2028	75,707
2029 and thereafter	415,067
$812,312

Rental income is recognized as earned over the life of the lease agreement on a straight-line basis when collection of rental payments over the term of the lease is probable. Straight-line rent reduced rental income by approximately $0.2 million for the three months ended June 30, 2024 and increased rental income by approximately $0.8 million, for the three months ended June 30, 2023, and increased rental income by approximately $0.6 million and $1.7 million, respectively, for the six months ended June 30, 2024 and 2023.

Loss on operating lease receivable
During the three months ended June 30, 2024, the Company determined that the collectability of substantially all of the lease payments on six leases with a geriatric inpatient behavioral hospital tenant was not reasonably assured and

Notes to Condensed Consolidated Financial Statements - Continued
placed the tenant on cash basis, resulting in a reversal of rental income related to $1.9 million of lease receivables, including $0.9 million of straight-line rent.

Purchase Option Provisions
Certain of the Company's leases provide the lessee with a purchase option or a right of first refusal to purchase the leased property. The purchase option provisions generally allow the lessee to purchase the leased property at fair value or at an amount greater than the Company's gross investment in the leased property at the time of the purchase. At June 30, 2024, the Company had an aggregate gross investment of approximately $38.5 million in 11 real estate properties with purchase options exercisable at June 30, 2024 that had not been exercised.

Sales-type Lease
The Company has a portion of one property accounted for as a sales-type lease with a gross amount totaling approximately $3.0 million included in other assets, net on the Company's Condensed Consolidated Balance Sheets. Future lease payments due to the Company under this lease for the years ending December 31, as of June 30, 2024, are as follows (in thousands):

2024 (six months ended December 31)	$175
2025	356
2026	367
2027	378
2028	389
2029 and thereafter	4,821
Total undiscounted lease receivable	6,486
Discount	(3,464)
Lease receivable	$3,022

The Company recognized interest income of approximately $0.1 million during each of the three months ended June 30, 2024 and 2023 and approximately $0.2 million during each of the six months ended June 30, 2024 and 2023 related to this lease, which is included in other operating interest on the Company's Condensed Consolidated Statements of Operations.

Lessee Accounting
At June 30, 2024, the Company was obligated, as the lessee, under four non-prepaid ground leases accounted for as operating leases with expiration dates, including renewal options, through 2076, and two non-prepaid ground leases accounted for as financing leases with expiration dates through 2109, including renewal options. Any rental increases related to the Company's ground leases are generally either stated or based on the Consumer Price Index. The Company's future lease payments under these non-prepaid ground leases were as follows (in thousands):

	Operating	Financing
2024 (six months ended December 31)	$21	$75
2025	44	154
2026	44	154
2027	45	154
2028	46	154
2029 and thereafter	1,102	6,802
Total undiscounted lease payments	1,302	7,493
Discount	(533)	(4,224)
Lease liabilities	$769	$3,269

Notes to Condensed Consolidated Financial Statements - Continued
The following table discloses other information regarding the ground leases.

	Three Months Ended June 30,
	2024	2023
Operating leases:
Weighted-average remaining lease term in years (including renewal options)	34.5	35.7
Weighted-average discount rate	4.0%	4.0%

Financing leases:
Weighted-average remaining lease term in years (including renewal options)	39.3	40.3
Weighted-average discount rate	4.2%	4.2%

NOTE 4. REAL ESTATE ACQUISITIONS AND ASSETS HELD FOR SALE

Acquisitions
During the second quarter of 2024, the Company acquired one inpatient rehabilitation facility. The property was 100.0% leased to a tenant with a lease expiration in 2039. Amounts reflected in revenues and net income for this property for the three months ended June 30, 2024 was approximately $0.5 million and $0.4 million, respectively, and transaction costs totaling approximately $47,000 were capitalized relating to this property acquisition.

During the first quarter of 2024, the Company acquired four real estate properties in four transactions. Upon acquisition, the properties were 98.6% leased in the aggregate with lease expirations through 2039. Amounts reflected in revenues and net income for these properties for the six months ended June 30, 2024 were approximately $1.1 million and $0.5 million, respectively, and transaction costs totaling approximately $0.3 million were capitalized relating to these property acquisitions.

The following table summarizes our property acquisitions for the six months ended June 30, 2024:

Location	Property Type (1)	Number of Properties	Date Acquired	Purchase Price	Cash Consideration	Real Estate	Other (2)	Square Footage
				(000's)	(000's)	(000's)	(000's)
New Bedford, MA	LTACH	1	1/31/24	$6,500	$6,540	$6,547	$(7)	70,657
Elkton, MD	MOB	1	3/25/24	4,500	4,578	4,757	(179)	19,656
Bemidji, MN	MOB	2	3/29/24	23,200	23,179	23,375	(196)	74,700
San Antonio, TX	IRF	1	4/16/24	23,500	23,547	23,547	—	38,009
				$57,700	$57,844	$58,226	$(382)	203,022

(1) LTACH - Long-term Acute Care Hospital; MOB - Medical Office Building; IRF - Inpatient Rehabilitation Facility
(2) Includes other assets acquired, liabilities assumed, and above and below-market intangibles recognized at acquisition

Notes to Condensed Consolidated Financial Statements - Continued
The following table summarizes the relative fair values of the assets acquired and liabilities assumed in the property acquisitions for the six months ended June 30, 2024:

	Relative Fair Value	Estimated Useful Life
	(in thousands)	(in years)
Land and land improvements	$6,277	9.1
Building and building improvements	49,405	34.8
Intangibles:
In-place lease intangibles	2,544	3.6
Above-market lease intangibles	121	5.0
Below-market lease intangibles	(275)	2.0
Total intangibles	2,390
Accounts payable, accrued liabilities and other liabilities assumed	(194)
Accounts receivable and other assets acquired	48
Prorated rent, interest and operating expense reimbursement amounts collected	(82)
Total cash consideration	$57,844

Assets Held for Sale
The Company had two properties classified as held for sale as of June 30, 2024. The table below reflects the real estate assets classified as held for sale as of June 30, 2024 and December 31, 2023. The Company recorded an additional impairment on one of the buildings totaling approximately $140,000 based on a sales contract entered into during the three months ended June 30, 2024.

(Dollars in thousands)	June 30, 2024	December 31, 2023
Balance Sheet data:
Land	$1,576	$1,576
Building, improvements, and lease intangibles	9,916	10,056
	11,492	11,632
Accumulated depreciation	(4,166)	(4,166)
Real estate assets held for sale, net	$7,326	$7,466

NOTE 5. DEBT, NET

The table below details the Company's debt as of June 30, 2024 and December 31, 2023.

	Balance as of
(Dollars in thousands)	June 30, 2024	December 31, 2023	Maturity Dates

Credit Facility:
Revolving Credit Facility	$109,000	$50,000	3/26
A-3 Term Loan, net	74,791	74,730	3/26
A-4 Term Loan, net	124,579	124,522	3/28
A-5 Term Loan, net	149,255	149,189	3/30
Mortgage Note Payable, net	—	4,815	5/24
	$457,625	$403,256

Notes to Condensed Consolidated Financial Statements - Continued
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

Amounts outstanding under the Revolving Credit Facility will bear interest at a floating rate based on the Company's option, on either: (i) adjusted term SOFR or adjusted daily simple SOFR plus 1.25% to 1.90% or (ii) a base rate plus 0.25% to 0.90% in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.20% of the amount of the unused portion of the Revolving Credit Facility if amounts borrowed are greater than 33.3% of the borrowing capacity under the Revolving Credit Facility and 0.25% of the unused portion of the Revolving Credit Facility if amounts borrowed are less than or equal to 33.3% of the borrowing capacity under the Revolving Credit Facility. The Company had $109.0 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 7.06% and a borrowing capacity remaining of $41.0 million at June 30, 2024.

Amounts outstanding under the Term Loans will bear interest at a floating rate that is based, at the Company's option, on either (i) adjusted term SOFR or adjusted daily SOFR plus 1.65% to 2.30%, plus a simple SOFR adjustment equal to 0.10% per annum, or (ii) a base rate plus 0.65% to 1.30%, in each case, depending upon the Company’s leverage ratio. The Company has entered into interest rate swaps to fix the interest rates on the Term Loans. See Note 6 – Derivative Financial Instruments for more details on the interest rate swaps. At June 30, 2024, the Company had $350.0 million outstanding under the Term Loans which had a fixed weighted average interest rate under the swaps of approximately 4.4%.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. The Company was in compliance with its financial covenants under its Credit Facility as of June 30, 2024.

Mortgage Note Payable
During the three months ended June 30, 2024 the Company repaid its mortgage note payable totaling approximately $4.8 million.

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

Notes to Condensed Consolidated Financial Statements - Continued
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

On March 29, 2024, two interest rate swaps matured and were replaced with two forward-starting interest rate swaps for notional amounts totaling $50.0 million. As of June 30, 2024, the Company had fifteen outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk for notional amounts totaling $350.0 million, which mature between 2026 and 2030, at the maturity dates of the associated term loans (see Note 5 – Debt, net).

Tabular Disclosure of Fair Value of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023.

	Asset Derivatives Fair Value at			Liability Derivatives Fair Value at
(Dollars in thousands)	June 30, 2024	December 31, 2023	Balance Sheet Classification	June 30, 2024	December 31, 2023	Balance Sheet Classification
Interest rate swaps	$21,490	$16,417	Other assets, net	$—	$—	Other liabilities, net

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

Tabular Disclosure of the Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Amount of unrealized gain recognized in OCI on derivative	$2,703	$9,875	$10,573	$4,902
Amount of gain reclassified from AOCI into interest expense	$(2,703)	$(2,474)	$(5,500)	$(4,484)
Total interest expense presented in the Condensed Consolidated Statements of Operations in which the effects of the cash flow hedges are recorded	$5,986	$4,140	$11,048	$8,132

Tabular Disclosures of Offsetting Derivatives
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of June 30, 2024 and December 31, 2023. The net amounts of derivative assets can be reconciled to

Notes to Condensed Consolidated Financial Statements - Continued
the tabular disclosure of fair value. As of June 30, 2024 and December 31, 2023 the Company did not have any derivatives in a liability position, therefore we do not present offsetting of derivative liabilities to be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets are presented on the Condensed Consolidated Balance Sheets.

Offsetting of Derivative Assets (as of June 30, 2024)
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

Credit-risk-related Contingent Features
As of June 30, 2024, the Company did not have any derivatives in a net liability position. As of June 30, 2024, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company terminated these interest rate swaps or breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.

NOTE 7. STOCKHOLDERS' EQUITY

Common Stock
The following table provides a reconciliation of the beginning and ending common stock balances for the six months ended June 30, 2024 and for the year ended December 31, 2023:

(In thousands)	Six Months Ended June 30, 2024	Year Ended December 31, 2023
Balance, beginning of period	27,613	25,897
Issuance of common stock	313	1,385
Restricted stock issued	144	361
Restricted stock withheld and forfeited	(21)	(30)
Balance, end of period	28,049	27,613

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

Notes to Condensed Consolidated Financial Statements - Continued
The Company's activity under the ATM Program during the six months ended June 30, 2024 is detailed in the table below. As of June 30, 2024, the Company had approximately $426.3 million remaining that may be issued under the ATM Program.

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Shares issued (in thousands)	294	313
Net proceeds received (in millions)	$7.0	$7.5
Average gross sales price per share	$24.17	$24.38

NOTE 8. NET (LOSS) INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net (loss) income per common share for the three and six months ended June 30, 2024 and 2023, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2024	2023	2024	2023
Net (loss) income	$(10,427)	$6,577	$(6,762)	$(345)
Participating securities' share in earnings	(657)	(550)	(1,303)	(1,373)
Net (loss) income, less participating securities' share in earnings	$(11,084)	$6,027	$(8,065)	$(1,718)

Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	27,879	26,358	27,780	26,202
Unvested restricted shares	(1,400)	(1,293)	(1,392)	(1,554)
Weighted average Common Shares outstanding–Basic	26,479	25,065	26,388	24,648
Dilutive potential common shares	—	—	—	—
Weighted average Common Shares outstanding –Diluted	26,479	25,065	26,388	24,648

Basic Net (Loss) Income Per Common Share	$(0.42)	$0.24	$(0.31)	$(0.07)

Diluted Net (Loss) Income Per Common Share	$(0.42)	$0.24	$(0.31)	$(0.07)

NOTE 9. STOCK INCENTIVE PLAN

Adoption of the 2024 Incentive Plan
The 2024 Incentive Plan, as amended, (the "Plan") was approved by our stockholders at our annual meeting on May 2, 2024. The Plan replaced our 2014 Incentive Plan, as amended, (the "2014 Plan") which had expired on March 31, 2024. The Plan, which will expire on March 4, 2034, implements several changes from the previous 2014 Plan:
•Freezes all awards under the 2014 Plan as of its expiration date;
•Removes the "evergreen provision" which allowed for the incremental automatic increase in the number of shares of common stock reserved for issuance under the Plan;
•Increases the number of shares of common stock authorized for issuance under the Plan to 1,150,000; and
•Expands the types of awards that may be awarded under the Plan.

Notes to Condensed Consolidated Financial Statements - Continued
A summary of restricted stock activity for the three and six months ended June 30, 2024 and 2023 is included in the table below, as well as compensation expense recognized from the amortization of the value of shares over the applicable vesting periods.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in thousands)	2024	2023	2024	2023
Stock-based awards, beginning of period	1,380	1,836	1,374	1,708
Stock in lieu of compensation	16	22	59	84
Stock awards	38	39	85	106
Total stock granted	54	61	144	190
Vested shares (1)	(17)	(692)	(101)	(692)
Forfeited shares	—	(2)	—	(3)
Stock-based awards, end of period	1,417	1,203	1,417	1,203
Amortization expense (1)	$2,152	$1,692	$4,260	$16,038
___________
(1) Amortization expense for the six months ended June 30, 2023 included accelerated amortization totaling approximately $11.8 million recognized during the three months ended March 31, 2023, upon the passing of our former CEO and President. These shares vested during the three months ended June 30, 2023.

Restricted Stock Issuances
On January 12, 2024, pursuant to the 2014 Incentive Plan and the Third Amended and Restated Alignment of Interest Program, the Company granted 79,533 shares of restricted stock to its employees, in lieu of salary, that will cliff vest between three and eight years. Of the shares granted, 43,292 shares of restricted stock were granted in lieu of compensation from the program pool and 36,241 shares of restricted stock were awarded based on the restriction period elected from the plan pool. Also, on January 12, 2024, pursuant to the 2014 Incentive Plan and the Non-Executive Officer Incentive Program, the Company granted 10,159 shares of restricted stock to certain employees that will cliff vest in five years.

On May 2, 2024, pursuant to the 2024 Incentive Plan, the Company granted an aggregate of 22,070 shares of restricted stock to its Board of Directors, which will cliff vest in three years. On May 16, 2024, pursuant to the 2024 Incentive Plan and the Fourth Amended and Restated Alignment of Interest Program, the Company granted an aggregate of 24,887 shares of restricted stock to its Board of Directors, in lieu of fees, that will cliff vest in three years. Of the shares granted, 15,553 shares of restricted stock were granted in lieu of compensation from the program pool and 9,334 shares of restricted stock were awarded based on the restriction period elected from the plan pool. Also, on June 3, 2024, pursuant to the 2024 Incentive Plan, the Company granted 7,000 shares of restricted stock to an employee that will cliff vest in five years.

Accelerated Amortization of Restricted Stock in 2023
The Company's former CEO and President, Timothy Wallace, passed away in March 2023. At the time of his passing, Mr. Wallace had 624,725 shares of restricted stock that had not been fully amortized. In accordance with the terms of his employment agreement, the Company accelerated the unamortized remaining balance of deferred compensation related to his unvested shares and recognized an additional $11.8 million of amortization expense in the first quarter of 2023.

Compensation Programs under the 2024 Incentive Plan
The Company's various programs under the 2024 Incentive Plan have been amended during 2024 for various items, including: (i) allowing for the grant of RSUs and other types of awards other than restricted stock; (ii) limiting the maximum elective deferral percentage amount of salary and bonus to 50% to the acquisition of restricted stock for certain participants (previously 100%), and (iii) limiting the duration of the restriction period election depending on the retirement eligibility date per those participant's employment agreement. The deferral and restriction period limitations were effective beginning January 1, 2024 for salary and other compensation deferrals and will be effective for performance periods commencing on and after July 1, 2024 for cash bonus deferrals.

Notes to Condensed Consolidated Financial Statements - Continued
Restricted Stock Units
The Plan, and previous 2014 Plan, provide for the award of restricted stock units ("RSUs"). The Company historically granted long-term incentive awards to its executive officers which was comprised of restricted stock that vested in 8 years, based on backward-looking performance metrics. On January 2, 2024, the Board approved and adopted a new incentive compensation structure for its executive officers, including the issuance of time-based and performance-based RSUs with three-year forward-looking performance targets beginning with an initial performance period beginning July 1, 2023.

On January 2, 2024, the Company granted performance-based and time-based RSUs to its executive officers under the 2014 Incentive Plan and the Third Amended and Restated Executive Officer Incentive Program. These RSUs with a grant date value totaling $2.6 million are forward-looking with a three-year performance period beginning July 1, 2023. The performance-based RSUs were valued by independent specialists utilizing a Monte Carlo simulation to calculate the weighted average grant date fair values of $13.67 per share for the Absolute TSR units and $20.77 per share for the Relative TSR units. The grant date fair value of the Time-based TSR units was based on the Company's stock price on the grant date of $26.62. The combined weighted average grant date fair value of the RSUs granted was $19.24 per share. The following assumptions were used in valuing the performance-based RSUs:

Volatility	25.0%
Dividend assumption	5.4%
Expected term	3 years
Risk-free rate	4.3%
Stock price (per share)	$26.62

A summary of the Company's RSU activity during the three and six months ended June 30, 2024 and 2023, respectively, is included in the table below, as well as compensation expense recognized from the amortization of the value of RSUs over the applicable vesting periods.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and RSUs in thousands)	2024	2023	2024	2023
Restricted Stock Units, beginning of period	134	—	—	—
Absolute TSR Performance-based RSUs granted (1)	—	—	57	—
Relative TSR Performance-based RSUs granted (1)	—	—	43	—
Time-based RSUs granted (2)	—	—	34	—
Total RSUs granted	—	—	134	—
Restricted Stock Units, end of period	134	—	134	—
Amortization expense	$317	$—	$633	$—
Grant Date Value Remaining at period end to be Amortized During the Performance Period	$1,937	$—	$1,937	$—
______________
(1) The number of Performance-based RSUs granted were based on target levels. Actual number of shares granted will be based on performance at the end of the performance period which is June 30, 2026. The Performance-based RSUs, if earned, will vest at the end of the performance period.
(2) The number of Time-based RSUs granted were based on target levels. One-third of these RSUs will vest on each of June 30, 2025 and 2026. The first tranche of the 11,206 Time-Based RSUs was fully amortized as of June 30, 2024 and vested on July 1, 2024, the next business day after June 30, 2024.

Notes to Condensed Consolidated Financial Statements - Continued
NOTE 10. OTHER ASSETS, NET

Other assets, net on the Company's Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 are detailed in the table below.

	Balance as of
(Dollars in thousands)	June 30, 2024	December 31, 2023
Fair value of interest rate swaps	$21,490	$16,417
Straight-line rent receivables	19,032	18,481
Notes receivable, net of credit loss reserve	18,430	30,775
Sales-type lessor receivable	3,022	3,028
Accounts receivable, net	2,766	2,739
Leasing commissions, net	2,502	2,312
Financing lease right-of-use assets	2,456	2,486
Above-market intangible assets, net	2,359	2,645
Interest receivable, net	1,781	1,906
Prepaid assets	1,101	1,203
Operating lease right of use assets	713	729
Other	503	684
Deferred financing costs, net	365	471
	$76,520	$83,876

The Company's notes receivable mainly included:

•At June 30, 2024 and December 31, 2023, notes receivable included a term loan totaling $4.5 million and $6.0 million, respectively, secured by all assets and ownership interests in seven long-term acute care hospitals and one inpatient rehabilitation hospital owned by the borrower. The term loan will be repaid in equal monthly installments of $250,000 through the maturity date of December 31, 2025 and bears interest at 9% per annum.

•At June 30, 2024 and December 31, 2023, notes receivable included a term loan totaling $17.0 million, and a revolving credit facility with $5.7 million and $5.4 million drawn, respectively, secured by assets and ownership interests of six geriatric behavioral hospitals and affiliated companies all of which are co-borrowers on the loans. At June 30, 2024, the Company had an unfunded commitment of $2.8 million on the revolving credit facility and an unfunded commitment of up to $2.0 million on an advancing term loan facility. The term loan bears interest at 9% per annum, with interest only payments due initially and then equal monthly installments of principal payments due beginning March 31, 2025. The term loan facility matures on December 31, 2032. The revolving credit facility bears interest at 9% per annum and matures on December 31, 2025. The advancing term loan may be funded at the Company's discretion, and bears interest at 9% per annum on any amount funded, that may be used by the borrower to pay existing liabilities of co-borrowers. The term loan, the revolving credit facility and the additional commitment all include a 3% per annum non-cash interest charge that is due and payable upon the earlier of the repayment or maturity of each note. In the second quarter of 2024, the Company placed the 9% interest on both the term loan and revolving credit facility on non-accrual and reversed the outstanding interest amounts due totaling approximately $1.2 million and placed the 3% non-cash interest due at the maturity of the notes on non-accrual, resulting in a reduction in interest for the three months ended June 30, 2024 of approximately $0.2 million. The Company also recorded a credit loss reserve on the term loan and revolver totaling $11.0 million at June 30, 2024.

•At June 30, 2024 and December 31, 2023, notes receivable also included a $2.2 million and $2.3 million, respectively, revolving credit facility. The remaining balance of this note will be repaid in equal monthly installments of $40,000 beginning on November 1, 2024, through the maturity date of April 1, 2027. The

Notes to Condensed Consolidated Financial Statements - Continued
revolving credit facility bears interest at 9% per annum, as well as a 3% per annum non-cash interest charge that is due and payable upon the earlier of the repayment or maturity of the note.

The Company identified the borrowers of these notes as variable interest entities ("VIEs"), but management determined that the Company was not the primary beneficiary of the VIEs because we lack either directly or through related parties any material decision-making rights or control of the entities that impact the borrowers' economic performance. We are not obligated to provide support beyond our stated commitment to the borrowers, and accordingly our maximum exposure to loss as a result of this relationship is limited to the amount of our outstanding notes receivable. The VIEs that we have identified at June 30, 2024 are summarized in the table below.

Classification	Carrying Amount (in thousands)	Maximum Exposure to Loss (in thousands)
Note receivable (term loan)	$4,500	$4,500
Note receivable (revolving credit facility)	$2,220	$2,220
Notes receivable (revolving credit facility and term loan), net of credit loss	$11,710	$11,710

Credit Losses on Loans and Interest Receivables
During the three months ended June 30, 2024, the Company determined that the collectability of the term loan and revolver loan with the geriatric inpatient behavioral hospital tenant noted above was not reasonably assured. The tenant has experienced challenges with patient census and employee staffing, which has impacted cash flows from operations and the consistency of rent and interest payments to the Company. The Company expects that the borrower will sell the collateral on these notes and will use those proceeds in part to repay the Company. As such, the Company valued the notes based on its estimated value of the underlying collateral. As a result, the Company recorded an $11.0 million credit loss reserve on its notes receivable with the tenant and reversed approximately $1.4 million of interest and placed the notes on non-accrual status. No other credit loss reserves have been recorded by the Company at June 30, 2024 or December 31, 2023.

NOTE 11. OTHER LIABILITIES, NET

Other liabilities, net on the Company's Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 are detailed in the table below.

	Balance as of
(Dollars in thousands)	June 30, 2024	December 31, 2023
Prepaid rent	$5,518	$5,378
Security deposits	3,123	3,765
Below-market lease intangibles, net	2,884	3,188
Financing lease liability	3,269	3,277
Operating lease liability	769	775
Other	214	485
	$15,777	$16,868

NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate the fair value.

Cash and cash equivalents and restricted cash - The carrying amount approximated the fair value. The fair value estimates were determined using level 1 inputs.

Notes receivable - The fair value was estimated using cash flow analyses, based on an assumed market rate of interest or at a rate consistent with the rates on notes carried by the Company and were classified as level 2 inputs in

Notes to Condensed Consolidated Financial Statements - Continued
the hierarchy. The fair value of notes receivable with one tenant was determined utilizing the fair value of the receivables' collateral, as the receivables are collateral-dependent, and were classified as level 3 inputs in the hierarchy.

Borrowings under our Credit Facility - The carrying amount approximated the fair value because the borrowings were based on variable market interest rates. The fair value estimates were determined using level 2 inputs.

Derivative financial instruments (Interest rate swaps) - The fair value was estimated using discounted cash flow techniques. These techniques incorporate primarily level 2 inputs. The market inputs were utilized in the discounted cash flow calculation considering the instrument’s term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation model for interest rate swaps were observable in active markets and were classified as level 2 inputs in the hierarchy.

Mortgage note payable - The fair value was estimated using cash flow analyses which were based on an assumed market rate of interest or at a rate consistent with the rates on mortgage notes assumed by the Company and were classified as level 2 inputs in the hierarchy.

The table below details the fair values and carrying values for our notes receivable, interest rate swaps, and mortgage note payable at June 30, 2024 and December 31, 2023, using level 2 and level 3 inputs.

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable (Level 2)	$6,720	$6,413	$8,340	$8,159
Notes receivable, net of credit loss (1)	$11,710	$11,710	$22,435	$31,199
Interest rate swap asset	$21,490	$21,490	$16,417	$16,417
Mortgage note payable (principal amount)	$—	$—	$4,821	$4,791
___________________
(1) Calculated utilizing Level 3 inputs at June 30, 2024 and Level 2 inputs at December 31, 2023.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Tenant Improvements
The Company may provide tenant improvement allowances in new or renewal leases for the purpose of refurbishing or renovating tenant space. The Company may also assume tenant improvement obligations included in leases acquired in its real estate acquisitions. As of June 30, 2024, the Company had approximately $18.6 million in commitments for tenant improvements. Six of these projects totaling $13.5 million, represent redevelopment projects of the buildings into different healthcare uses backed by long term leases.

Capital Improvements
The Company has entered into contracts with various vendors for various capital improvement projects related to its portfolio. As of June 30, 2024, the Company had commitments of approximately $4.5 million in commitments for capital improvement projects.

Legal Proceedings
The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company's Consolidated Financial Statements.

NOTE 14. SUBSEQUENT EVENTS

Dividend Declared
On July 25, 2024, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.4625 per share. The dividend is payable on August 23, 2024 to stockholders of record on August 9, 2024.

Notes to Condensed Consolidated Financial Statements - Continued
Subsequent Acquisitions
Subsequent to June 30, 2024, the Company acquired one medical office building for a purchase price of approximately $6.2 million and cash consideration of approximately $6.3 million. Upon acquisition, the property was 100.0% leased with a lease expiration in 2027.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements
This report and other materials that Community Healthcare Trust Incorporated (the "Company") has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by management of the Company, contain, or will contain, statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “believes”, “expects”, “may”, "will', “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates”, “anticipates” or other similar words or expressions, including the negative thereof. Forward-looking statements are based on certain assumptions and can include future expectations, future plans and strategies, financial and operating projections or other forward-looking information. Such forward-looking statements reflect management’s current beliefs and are based on information currently available to management. Because forward-looking statements relate to future events, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company’s control. Thus, the Company’s actual results and financial condition may differ materially from those indicated in such forward-looking statements. Some factors that might cause such a difference include the following: general volatility of the capital markets and the market price of the Company’s common stock, changes in the Company’s business strategy, availability, terms and deployment of capital, the Company’s ability to refinance existing indebtedness at or prior to maturity on favorable terms, or at all, changes in the real estate industry in general, interest rates or the general economy, adverse developments related to the healthcare industry, changes in governmental regulations, the degree and nature of the Company’s competition, the ability to consummate acquisitions under contract, catastrophic or extreme weather and other natural events and the physical effects of climate change, the occurrence of cyber incidents, effects on global and national markets as well as businesses resulting from increased inflation, rising interest rates, supply chain disruptions, labor conditions, the conflict between Russia and Ukraine, new and ongoing hostilities between Israel and Hamas, and/or uncertainties related to the 2024 U.S. presidential election, and the other factors described in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and the Company’s other filings with the Securities and Exchange Commission from time to time. Readers are therefore cautioned not to place undue reliance on the forward-looking statements contained herein which speak only as of the date hereof. The Company intends these forward-looking statements to speak only as of the time of this report and the Company undertakes no obligation to update forward-looking statements, whether as a result of new information, future developments, or otherwise, except as may be required by law.

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
During the first six months of 2024, the Company acquired five real estate properties totaling approximately 203,000 square feet for an aggregate purchase price of approximately $57.7 million and cash consideration of approximately $57.8 million. Upon acquisition, the properties were 99.2% leased in the aggregate with lease expirations through 2039. These acquisitions were funded with net proceeds from equity sales through the ATM program and the Company's Revolving Credit Facility. See Note 4 – Real Estate Acquisitions and Assets Held for Sale to the Condensed Consolidated Financial Statements for more details on these acquisitions.

Subsequent Acquisitions
Subsequent to June 30, 2024, the Company acquired one medical office building for a purchase price of approximately $6.2 million and cash consideration of approximately $6.3 million. Upon acquisition, the property was 100.0% leased with a lease expiration in 2027.

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

Leased Square Footage
As of June 30, 2024, our real estate portfolio was approximately 92.6% leased, excluding real estate assets held for sale. During the first six months of 2024, we had expiring or terminated leases related to approximately 269,000 square feet, and we leased or renewed leases relating to approximately 324,000 square feet.

Purchase Option Provisions
Certain of the Company's leases provide the lessee with a purchase option or a right of first refusal to purchase the leased property. The purchase option provisions generally allow the lessee to purchase the leased property at fair value or at an amount greater than the Company's gross investment in the leased property at the time of the purchase.

At June 30, 2024, the Company had an aggregate gross investment of approximately $38.5 million in 11 real estate properties with purchase options exercisable at June 30, 2024 that had not been exercised.

Loss on operating lease receivable
During the three months ended June 30, 2024, the Company determined that the collectability of lease payments on 6 leases with a geriatric inpatient behavioral hospital tenant was not reasonably assured and placed the tenant on cash basis, resulting in a reduction of rental income related to $1.9 million of lease receivables, including $0.9 million of straight-line rent.

Credit Losses on Loans and Interest Receivables
During the three months ended June 30, 2024, the Company determined that the collectability of the term loan and revolver loan with a geriatric inpatient behavioral hospital tenant and interest payments due were not reasonably assured. The tenant has experienced challenges with patient census and employee staffing, which has impacted cash flows from operations and the consistency of rent and interest payments to the Company. During the second quarter of 2024, the Company reversed approximately $1.4 million of interest and placed the tenant on non-accrual status and also recorded an $11.0 million credit loss reserve on notes receivable with the tenant. (See Note 10 – Other Assets, net for more details).

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
The Company's results of operations for the three and six months ended June 30, 2024 compared to the same period in 2023 were impacted by real estate acquisitions, lease receivable, interest and loan loss reserves related to a tenant in the second quarter of 2024, the amortization of non-cash compensation, including the accelerated amortization of unvested restricted shares upon the passing of the Company's former CEO and President in the first quarter of 2023, the new executive compensation program implemented in the first quarter of 2024, as well as other items discussed in more detail below.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
The table below shows our results of operations for the three months ended June 30, 2024 compared to the same period in 2023 and the effect of changes in those results from period to period on our net (loss) income.

	Three Months Ended June 30,		Increase (Decrease) to Net income
(Dollars in thousands)	2024	2023	$	%
REVENUES
Rental income	$27,905	$26,764	$1,141	4.3%
Other operating interest, net	(389)	1,046	(1,435)	n/m
	27,516	27,810	(294)	(1.1)%
EXPENSES
Property operating	5,572	4,786	(786)	(16.4)%
General and administrative	4,760	3,787	(973)	(25.7)%
Depreciation and amortization	10,792	9,219	(1,573)	(17.1)%
	21,124	17,792	(3,332)	(18.7)%
OTHER INCOME (EXPENSE)
Impairment of real estate asset	(140)	—	(140)	n/m
Interest expense	(5,986)	(4,140)	(1,846)	(44.6)%
Credit loss reserve	(11,000)	—	(11,000)	n/m
Deferred income tax expense	—	(50)	50	n/m
Interest and other income, net	307	749	(442)	(59.0)%
	(16,819)	(3,441)	(13,378)	388.8%

NET (LOSS) INCOME	$(10,427)	$6,577	$(17,004)	n/m
___________
n/m-not meaningful

Revenues
Rental income increased approximately $1.1 million, or 4.3%, for the three months ended June 30, 2024 compared to the same period in 2023 due mainly to rental income on properties acquired during 2023 and 2024 resulting in additional rental income of approximately $3.6 million, offset partially by the impact of moving a tenant to cash basis totaling approximately $1.9 million (including $0.9 million of straight-line rent) and approximately $0.6 million resulting substantially from lease terminations, including two Genesis Care leases with the Company that they rejected in 2023 as part of their bankruptcy.

Other operating interest decreased approximately $1.4 million for the three months ended June 30, 2024 compared to the same period in 2023 due to placing the tenant on cash basis and reversing the interest receivable due from tenant.

Expenses
Property operating expenses increased approximately $0.8 million, or 16.4%, for the three months ended June 30, 2024 compared to the same period in 2023 due mainly to the following:

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
•Expenses on properties acquired during 2023 and 2024 increased property operating expenses by approximately $0.5 million;
•Property taxes resulted in an increase of approximately $0.2 million; and
•Property insurance resulted in an increase of approximately $0.1 million.

General and administrative expenses increased approximately $1.0 million, or 25.7%, for the three months ended June 30, 2024 compared to the same period in 2023 due mainly to the following:

•The non-cash amortization of deferred compensation increased approximately $0.8 million for the three months ended June 30, 2024 compared to the same period in 2023 due to the issuance of restricted shares and the impact from the adoption of the new executive compensation program which included the grant of 3-year forward-looking restricted stock units in the first quarter of 2024; and
•An increase in professional fees of approximately $0.2 million.

Depreciation and amortization expense increased approximately $1.6 million, or 17.1%, for the three months ended June 30, 2024 compared to the same period in 2023. This increase was comprised mainly of the following:

•Depreciation and amortization on real estate acquired during 2023 and 2024 resulted in an increase of approximately $1.6 million.

Impairment of real estate asset
During the three months ended June 30, 2024, the Company entered into a contract on an asset held for sale and recorded an impairment of approximately $0.1 million. See Note 4 – Real Estate Acquisitions and Assets Held for Sale for more detail.

Interest expense
Interest expense increased approximately $1.8 million, or 44.6%, for the three months ended June 30, 2024 compared to the same period in 2023 due mainly to increases in the weighted average balance and interest rates on the revolving credit facility.

Credit loss reserve
Credit loss reserve totaling $11.0 million was recorded during the three months ended June 30, 2024 related to notes receivable with a geriatric inpatient behavioral hospital tenant. See Note 10 – Other Assets, net for more details on the credit loss reserve.

Interest and other income, net
Interest and other income, net decreased approximately $0.4 million, or 59.0%, for the three months ended June 30, 2024 compared to the same period in 2023. During the three months ended June 30, 2023, the Company recognized a net casualty gain relating to a property totaling $0.7 million. During the three months ended June 30, 2024, the Company recorded into income an undistributed allowance for tenant improvements totaling $0.3 million for a lease that expired on June 30, 2024.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
The table below shows our results of operations for the six months ended June 30, 2024 compared to the same period in 2023 and the effect of changes in those results from period to period on our net loss.

	Six Months Ended June 30,		Increase (Decrease) to Net income
(Dollars in thousands)	2024	2023	$	%
REVENUES
Rental income	$56,247	$52,892	$3,355	6.3%
Other operating interest, net	602	2,094	(1,492)	(71.3)%
	56,849	54,986	1,863	3.4%
EXPENSES
Property operating	11,363	9,659	(1,704)	(17.6)%
General and administrative	9,314	19,992	10,678	53.4%
Depreciation and amortization	21,054	18,237	(2,817)	(15.4)%
	41,731	47,888	6,157	12.9%

OTHER INCOME (EXPENSE)
Impairment of real estate asset	(140)	—	(140)	n/m
Interest expense	(11,048)	(8,132)	(2,916)	(35.9)%
Credit loss reserve	(11,000)	—	(11,000)	n/m
Deferred income tax expense	—	(85)	85	n/m
Interest and other income	308	774	(466)	(60.2)%
	(21,880)	(7,443)	(14,437)	194.0%

NET LOSS	$(6,762)	$(345)	$(6,417)	n/m
n/m - not meaningful

Revenues
Rental income increased approximately $3.4 million, or 6.3%, for the six months ended June 30, 2024 compared to the same period in 2023 due mainly to rental income on properties acquired during 2023 and 2024 resulting in additional rental income of approximately $6.4 million, offset partially by the impact of moving a tenant to cash basis in the second quarter of 2024 totaling approximately $1.9 million (including $0.9 million of straight-line rent) and approximately $1.0 million resulting substantially from lease terminations, including two Genesis Care leases with the Company that they rejected in 2023 as part of their bankruptcy.

Other operating interest decreased $1.5 million, or 71.3%, for the six months ended June 30, 2024 compared to the same period in 2023 due to placing the tenant on cash basis and reversing the interest receivable due from a tenant totaling $1.4 million in the second quarter of 2024.

Expenses
Property operating expenses increased approximately $1.7 million, or 17.6%, for the six months ended June 30, 2024 compared to the same period in 2023 due mainly to the following:

•Expenses on properties acquired during 2023 and 2024 increased property operating expenses by approximately $1.1 million;
•Property insurance resulted in an increase of approximately $0.2 million;
•Snow plow and landscaping services resulted in an increase of approximately $0.2 million;
•Repairs and maintenance expenses resulted in an increase of approximately $0.1 million; and
•Amortization of leasing commissions resulted in an increase of approximately $0.1 million.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
General and administrative expenses decreased approximately $10.7 million, or 53.4% for the six months ended June 30, 2024 compared to the same period in 2023 mainly due to the following:

•Non-cash accelerated amortization of deferred compensation in the first quarter of 2023 for non-vested restricted common shares held by former CEO and President Timothy Wallace at the time of his passing in March 2023 accounted for a decrease of approximately $11.8 million; offset partially by
•An increase in the non-cash amortization of other deferred compensation of approximately $0.7 million for the six months ended June 30, 2024 compared to the same period in 2023 due to the issuance of restricted shares and the impact from the adoption of the new executive compensation program which included the grant of 3-year forward-looking restricted stock units in the first quarter of 2024; and
•An increase in payroll-related expenses of approximately $0.4 million for the six months ended June 30, 2024 compared to the same period in 2023 related mainly to new employees and salary increases.

Depreciation and amortization expense increased approximately $2.8 million, or 15.4%, for the six months ended June 30, 2024 compared to the same period in 2023. This increase was comprised mainly of the following:

•Acquisitions of real estate in 2023 and 2024 resulted in an increase of approximately $3.0 million;
•Tenant improvements and other capital expenditures resulted in an increase of approximately $0.5 million; and
•Fully amortized real estate lease intangibles which generally have a shorter depreciable life than a building resulted in a decrease of approximately $0.7 million.

Impairment of real estate asset
During the six months ended June 30, 2024, the Company entered into a contract on an asset held for sale and recorded an impairment of approximately $0.1 million. See Note 4 – Real Estate Acquisitions and Assets Held for Sale to the Condensed Consolidated Financial Statements for more detail.

Interest expense
Interest expense increased approximately $2.9 million, or 35.9%, for the six months ended June 30, 2024 compared to the same period in 2023. Interest due under the Credit Facility increased approximately $2.7 million mainly due to an increase in the revolving credit facility balance and a rise in interest rates (See Note 5 – Debt, net to the Condensed Consolidated Financial Statements), and the maturity of two interest rate swaps, which were replaced with two forward-starting interest swaps (See Note 6 – Derivative Financial Instruments to the Condensed Consolidated Financial Statements). Also, capitalized interest on redevelopment projects increased approximately $0.3 million for the six months ended June 30, 2024 compared to the same period in 2023.

Credit loss reserve
Credit loss reserve totaling $11.0 million was recorded during the six months ended June 30, 2024 related to notes receivable with a geriatric inpatient behavioral hospital tenant. See Note 10 – Other Assets, net for more details on the credit loss reserve.

Interest and other income, net
Interest and other income, net decreased approximately $0.5 million, or 60.2%, for the six months ended June 30, 2024 compared to the same period in 2023. During the six months ended June 30, 2023, the Company recognized a net casualty gain relating to a property totaling $0.7 million. During the six months ended June 30, 2024, the Company recorded into income an undistributed allowance for tenant improvements totaling $0.3 million for a lease that expired on June 30, 2024.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
The table below reconciles net (loss) income to FFO and AFFO for the three and six months ended June 30, 2024 compared to the same periods in 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
Net (loss) income (1) (2) (3)	$(10,427)	$6,577	$(6,762)	$(345)
Real estate depreciation and amortization	10,895	9,293	21,273	18,381
Impairment of real estate asset	140	—	140	—
Credit loss reserve (4)	11,000	—	11,000	—
FFO (1) (2)	11,608	15,870	25,651	18,036
Straight-line rent (1)	204	(819)	(551)	(1,736)
Stock-based compensation	2,469	1,692	4,893	4,239
Accelerated amortization of stock-based compensation (3)	—	—	—	11,799
Net gain from insurance recovery on casualty loss (2)	—	(706)	—	(706)
AFFO (1)	$14,281	$16,037	$29,993	$31,632
FFO per diluted common share (1) (2) (3)	$0.43	$0.62	$0.96	$0.71
AFFO per diluted common share (1)	$0.53	$0.63	$1.12	$1.24
Weighted average common shares outstanding - diluted (5)	26,791	25,650	26,756	25,410
___________________
(1) Net loss and FFO for the three and six months ended June 30, 2024 included the reversal of rent and interest related to a tenant totaling approximately $3.2 million, including straight-line rent of approximately $0.9 million, resulting in a reduction of FFO per diluted share of approximately $0.12 in each period. AFFO, which adds back straight-line rent, was reduced by approximately $0.09 per diluted share for the three and six month periods ended June 30, 2024.
(2) Net income (loss) and FFO for the three and six months ended June 30, 2023 included a $0.7 million net casualty gain from insurance proceeds received related to one property that was vandalized. The net gain increased FFO by $0.03 per diluted share for the three and six months ended June 30, 2023.
(3) Net loss and FFO for the six months ended June 30, 2023 included accelerated amortization of stock-based compensation totaling $11.8 million upon the passing of our former CEO and President.
(4) During the three months ended June 30, 2024, the Company recorded an $11.0 million credit loss reserve related to notes receivable that are incidental to the Company's main business with a geriatric inpatient behavioral hospital tenant.
(5) Diluted weighted average common shares outstanding for FFO and AFFO are calculated based on the treasury method, rather than the 2-class method used to calculate earnings per share.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
The table below reconciles net (loss) income to NOI for the three and six months ended June 30, 2024 compared to the same periods in 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Net (loss) income (1) (2)	$(10,427)	$6,577	$(6,762)	$(345)
General and administrative (3)	4,760	3,787	9,314	8,193
Accelerated amortization of stock-based compensation	—	—	—	11,799
Depreciation and amortization	10,792	9,219	21,054	18,237
Impairment of real estate asset	140	—	140	—
Credit loss reserve (4)	11,000	—	11,000	—
Interest expense	5,986	4,140	11,048	8,132
Deferred income tax expense	—	50	—	85
Interest and other income	(307)	(749)	(308)	(774)
NOI	$21,944	$23,024	$45,486	$45,327
____________
(1) Net loss for the three and six months ended June 30, 2024 included the reversal of rent and interest related to a tenant totaling approximately $3.2 million, including straight-line rent of approximately $0.9 million.

(2) Net income (loss) for the three and six months ended June 30, 2023 included a $0.7 million net casualty gain from insurance proceeds received related to one property that was vandalized.
(3) Excludes accelerated amortization of stock-based compensation shown separately in the reconciliation for the six months ended June 30, 2023.
(4) During the three months ended June 30, 2024, the Company recorded an $11.0 million credit loss reserve related to notes receivable that are incidental to the Company's main business with a geriatric inpatient behavioral hospital tenant.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
The table below reconciles net (loss) income to EBITDAre and Adjusted EBITDAre for the three and six months ended June 30, 2024 compared to the same periods in 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Net (loss) income (1) (2)	$(10,427)	$6,577	$(6,762)	$(345)
Interest expense	5,986	4,140	11,048	8,132
Depreciation and amortization	10,792	9,219	21,054	18,237
Deferred income tax expense	—	50	—	85
Impairment of real estate asset	140	—	140	—
EBITDAre	$6,491	$19,986	$25,480	$26,109
Non-cash stock-based compensation expense (3)	2,469	1,692	4,893	4,239
Accelerated amortization of stock-based compensation	—	—	—	11,799
Net gain from insurance recovery on casualty loss	—	(706)	—	(706)
Credit loss reserve (4)	11,000	—	11,000	—
Adjusted EBITDAre	$19,960	$20,972	$41,373	$41,441
_____________
(1) Net loss for the three and six months ended June 30, 2024 included the reversal of rent and interest related to a tenant totaling approximately $3.2 million, including straight-line rent of approximately $0.9 million.

(2) Net income (loss) for the three and six months ended June 30, 2023 included a $0.7 million net casualty gain from insurance proceeds received related to one property that was vandalized.
(3) Excludes accelerated amortization of stock-based compensation shown separately in the reconciliation for the six months ended June 30, 2023.
(4) During the three months ended June 30, 2024, the Company recorded an $11.0 million credit loss reserve related to notes receivable that are incidental to the Company's main business with a geriatric inpatient behavioral hospital tenant.

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

Financing Policy
The Company’s current financing policy prohibits aggregate debt (secured or unsecured) in excess of 40% of the Company's total capitalization, except for short-term, transitory periods. At June 30, 2024, our debt to total capitalization ratio (debt plus stockholders' equity plus accumulated depreciation) was approximately 38.9%.

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

Credit Facility
The Company's Credit Facility provides for a $150.0 million Revolving Credit Facility that matures on March 19, 2026 and includes one 12-month option to extend the maturity date, and $350.0 million in Term Loans, as well as an accordion feature which allows borrowings up to a total of $700.0 million, including the ability to add and fund additional term loans. Note 5 – Debt, net to the Condensed Consolidated Financial Statements provides more details on the Company's Credit Facility. At June 30, 2024, the Company had borrowing capacity remaining under the Revolving Credit Facility of approximately $41.0 million.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. The Company was in compliance with its financial covenants under its Credit Facility as of June 30, 2024.

Ground Leases
At June 30, 2024, the Company was obligated, as the lessee, under four non-prepaid ground leases accounted for as operating leases with expiration dates, including renewal options, through 2076, and two non-prepaid ground leases accounted for as financing leases with expiration dates through 2109, including renewal options. Any rental increases related to the Company's ground leases are generally either stated or based on the Consumer Price Index. At June 30, 2024, the Company's aggregate obligation under these ground leases was approximately $8.8 million. See Note 3 – Real Estate Leases to the Condensed Consolidated Financial Statements.

Subsequent Acquisitions
Subsequent to June 30, 2024, the Company acquired one medical office building for a purchase price of approximately $6.2 million and cash consideration of approximately $6.3 million. Upon acquisition, the property was 100.0% leased with a lease expiration in 2027. The acquisition was funded with proceeds from the Company's Revolving Credit Facility.

Acquisition Pipeline
The Company has seven properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $169.5 million. The Company anticipates closing on one of these properties in the fourth quarter of 2024 with the remainder throughout 2025, 2026 and 2027; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close. The Company expects to fund these acquisitions through net proceeds from equity sales through the ATM program and the Company's Revolving Credit Facility.

Tenant Improvements and Capital Improvements
Subject to Company approval, we may fund or reimburse tenants for tenant improvements, which are allowed for in certain leases, of up to approximately $18.6 million as of June 30, 2024. At June 30, 2024, six of these projects, totaling $13.5 million, represented redevelopment projects on buildings with tenants backed by long term leases.

The Company has also entered into contracts regarding certain capital expenditures with remaining commitments totaling approximately $4.5 million as of June 30, 2024. Reimbursement of these expenditures by our tenants will be determined by each tenant's lease.

The Company expects to fund these expenditures through the Company's free cash flow, proceeds from equity sales through the ATM program, and the Company's Revolving Credit Facility.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Notes Receivable
The Company has two notes with a tenant with unfunded commitments remaining totaling $4.8 million at June 30, 2024. See Note 10 – Other Assets, net to the Condensed Consolidated Financial Statements.

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

Operating Activities
Cash flows provided by operating activities for the six months ended June 30, 2024 and 2023 were approximately $29.4 million and $29.4 million, respectively. Cash flows provided by operating activities were generally provided by contractual rents and interest on our notes receivable, net of property operating expenses not reimbursed by the tenants and general and administrative expenses.

Investing Activities
Cash flows used in investing activities for the six months ended June 30, 2024 and 2023 were approximately $68.8 million and $45.1 million, respectively. During the six months ended June 30, 2024, the Company invested in five properties for an aggregate cash consideration of approximately $57.8 million. Also, during the six months ended June 30, 2024, the Company funded notes totaling $0.3 million, received payments on its notes totaling $1.6 million and funded capital expenditures on its existing portfolio totaling approximately $12.3 million.

During the six months ended June 30, 2023, the Company invested in 10 properties and one land parcel for an aggregate cash consideration of approximately $39.7 million and funded notes receivable totaling approximately $2.0 million. Also, during the six months ended June 30, 2023, the Company received payments on its notes receivable totaling $2.3 million, received insurance proceeds from a casualty loss totaling $2.3 million, and funded capital expenditures on its existing portfolio totaling approximately $7.9 million.

Financing Activities
Cash flows provided by financing activities for the six months ended June 30, 2024 and 2023 were approximately $35.5 million and $7.3 million, respectively. During the six months ended June 30, 2024, the Company (i) borrowed $59.0 million under its Revolving Credit Facility, (ii) repaid a mortgage note totaling approximately $4.8 million, (iii) paid dividends totaling approximately $25.5 million, (iv) completed equity offerings under its at-the-market program, resulting in net proceeds, net of underwriters' discount and offering costs, of approximately $7.4 million, and (v) upon the vesting of stock-based awards for certain employees, withheld shares and paid taxes totaling approximately $0.6 million on behalf of the employees.

During the six months ended June 30, 2023, the Company (i) borrowed $15.0 million under its Revolving Credit Facility, (ii) completed equity offerings under its at-the-market program, resulting in net proceeds, net of underwriters' discount and offering costs, of approximately $16.8 million, (iii) upon the vesting of stock-based awards for certain employees, withheld shares and paid taxes totaling approximately $1.0 million on behalf of employees, and (iv) paid dividends totaling approximately $23.5 million.

Security Deposits
As of June 30, 2024, the Company held approximately $3.1 million in security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon the security deposits if there are any defaults under the leases.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dividends
The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT.

On July 25, 2024, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.4625 per share. The dividend is payable on August 23, 2024 to stockholders of record on August 9, 2024. This rate equates to an annualized dividend of $1.85 per share.

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

The Company’s whistleblower policy prohibits the Company and its affiliates and their officers, employees and agents from discharging, demoting, suspending, threatening, harassing or in any other manner discriminating against any employee for raising a concern. If an employee desires to raise a concern in a confidential or anonymous manner, the concern may be directed to the whistleblower officer at the Company’s whistleblower hotline. During the quarter ended June 30, 2024, the whistleblower officer received no whistleblower complaints.

The Company’s Information Technology infrastructure is cloud-based, utilizing Software as a Service (“SaaS”) applications for substantially all of its software requirements. Management has formed an IT Committee consisting of the Chief Executive Officer, Chief Financial Officer, and the Vice President of Information Technology to review and discuss information security matters and cyber security risks. The committee meets at least twice a year and reports to the Board of Directors as needed. The Company has adopted the Center of Internet Security (CIS) v8 IG1 cyber security controls including adopting an annual information security training program for its employees. The Company has partnered with a global cyber security leader to continuously and proactively manage and mitigate the ever growing list of cyber threats. As part of the managed monitoring and remediation platform, the Company benefits from a $100,000 breach prevention warranty. Since its inception, the Company has not had a security breach, and has not incurred any resulting expenses, penalties or settlements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We may use certain derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We will not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based on a notional amount of principal. Under the most common form of interest rate swap, known from our perspective as a floating-to-fixed interest rate swap, a series of floating, or variable, rate payments on a notional amount of principal is exchanged for a series of fixed interest rate payments on such notional amount. During the six months ended June 30, 2024, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Changes In Internal Control Over Financial Reporting
There were no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

During the quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.    EXHIBITS
The exhibits required by Item 601 of Regulation S-K which are filed with this report are listed in the Exhibit Index and are hereby incorporated in by reference.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Corporate Charter of Community Healthcare Trust Incorporated, as amended (1)
3.2	Amended and Restated Bylaws of Community Healthcare Trust Incorporated (2)
10.1 †	2024 Incentive Plan of Community Healthcare Trust Incorporated (3)
10.2 †	Amendment No. 1 to the 2024 Incentive Plan of Community Healthcare Trust Incorporated (4)
10.3 †	Fourth Amended and Restated Alignment of Interest Program of Community Healthcare Trust Incorporated (5)
10.4 †	Fourth Amended and Restated Executive Officer Incentive Program of Community Healthcare Trust Incorporated (6)
10.5 †	Second Amended and Restated Non-Executive Officer Incentive Program of Community Healthcare Trust Incorporated (7)
10.6 *†	Form of Performance-Based RSU Agreement under the 2024 Incentive Plan
10.7 *†	Form of Time-Based RSU Agreement under the 2024 Incentive Plan
10.8 *†	Form of Restricted Stock Award Agreement under the 2024 Incentive Plan (Directors)
10.9 *†	Form of Restricted Stock Award Agreement under the 2024 Incentive Plan (Executive Officers)
10.10 *†	Form of Restricted Stock Award Agreement under the Fourth Amended and Restated Alignment of Interest Program (Executive Officers and Directors)
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
(3)Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on May 2, 2024 (File No. 001-37401) and incorporated herein by reference.
(4)Filed as Exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on May 2, 2024 (File No. 001-37401) and incorporated herein by reference.
(5)Filed as Exhibit 10.3 to the Form 8-K of the Company filed with the Securities and Exchange Commission on May 2, 2024 (File No. 001-37401) and incorporated herein by reference.
(6)Filed as Exhibit 10.4 to the Form 8-K of the Company filed with the Securities and Exchange Commission on May 2, 2024 (File No. 001-37401) and incorporated herein by reference.

(7)Filed as Exhibit 10.5 to the Form 8-K of the Company filed with the Securities and Exchange Commission on May 2, 2024 (File No. 001-37401) and incorporated herein by reference.

*    Filed herewith.
**    Furnished herewith.
†    Denotes executive compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 30, 2024

COMMUNITY HEALTHCARE TRUST INCORPORATED

By:	/s/ David H. Dupuy
David H. Dupuy
Chief Executive Officer and President

By:	/s/ William G. Monroe IV
William G. Monroe IV
Executive Vice President and Chief Financial Officer