Form 10-Q
period 2024-09-30
Community Healthcare Trust Inc
filed 2024-10-29
CIK 1631569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37401

Community Healthcare Trust Incorporated
(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-5212033
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
Yes  ☐     No ☒
The Registrant had 28,242,370 shares of Common Stock, $0.01 par value per share, outstanding as of October 22, 2024.

COMMUNITY HEALTHCARE TRUST INCORPORATED
FORM 10-Q
SEPTEMBER 30, 2024

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	(Unaudited)
	September 30, 2024	December 31, 2023
ASSETS
Real estate properties
Land and land improvements	$146,118	$136,532
Buildings, improvements, and lease intangibles	989,019	913,416
Personal property	326	299
Total real estate properties	1,135,463	1,050,247
Less accumulated depreciation	(232,747)	(200,810)
Total real estate properties, net	902,716	849,437
Cash and cash equivalents	2,836	3,491
Restricted cash	—	1,142
Real estate properties held for sale	6,351	7,466
Other assets, net	69,876	83,876
Total assets	$981,779	$945,412

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Debt, net	$473,716	$403,256
Accounts payable and accrued liabilities	14,422	12,032
Other liabilities, net	16,489	16,868
Total liabilities	504,627	432,156

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 450,000 shares authorized; 28,242 and 27,613 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	282	276
Additional paid-in capital	702,014	688,156
Cumulative net income	83,843	88,856
Accumulated other comprehensive income	10,016	16,417
Cumulative dividends	(319,003)	(280,449)
Total stockholders’ equity	477,152	513,256
Total liabilities and stockholders' equity	$981,779	$945,412

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(Unaudited; Dollars and shares in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUES
Rental income	$29,335	$27,690	$85,582	$80,582
Other operating interest, net	304	1,045	906	3,139
	29,639	28,735	86,488	83,721

EXPENSES
Property operating	5,986	5,456	17,349	15,115
General and administrative (1)	4,935	3,618	14,249	23,610
Depreciation and amortization	10,927	11,208	31,981	29,445
	21,848	20,282	63,579	68,170

OTHER (EXPENSE) INCOME
Gain on sale (impairment) of depreciable real estate asset	5	(102)	(135)	(102)
Interest expense	(6,253)	(4,641)	(17,301)	(12,773)
Credit loss reserve	—	—	(11,000)	—
Deferred income tax expense	—	(221)	—	(306)
Interest and other income, net	206	3	514	777
	(6,042)	(4,961)	(27,922)	(12,404)

NET INCOME (LOSS)	$1,749	$3,492	$(5,013)	$3,147

NET INCOME (LOSS) PER COMMON SHARE
Net income (loss) per common share - Basic	$0.04	$0.11	$(0.27)	$0.05
Net income (loss) per common share - Diluted	$0.04	$0.11	$(0.27)	$0.05
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC	26,660	25,514	26,479	24,940
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-DILUTED	26,660	25,514	26,479	24,940
___________
(1) General and administrative expenses for the nine months ended September 30, 2024 included stock-based compensation expense totaling approximately $7.4 million. General and administrative expenses for the nine months ended September 30, 2023 included stock-based compensation expense totaling approximately $17.9 million, including the accelerated amortization of stock-based compensation totaling approximately $11.8 million recognized upon the passing of our former CEO and President in the first quarter of 2023. See Note 9 – Stock Incentive Plan.

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(Unaudited; Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

NET INCOME (LOSS)	$1,749	$3,492	$(5,013)	$3,147
Other comprehensive (loss) income:
(Decrease) increase in fair value of cash flow hedges	(8,749)	8,691	1,824	13,593
Reclassification for amounts recognized as interest expense	(2,725)	(2,738)	(8,225)	(7,222)
Total other comprehensive (loss) income	(11,474)	5,953	(6,401)	6,371
COMPREHENSIVE (LOSS) INCOME	$(9,725)	$9,445	$(11,414)	$9,518

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024
(Unaudited; Dollars and shares in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid in Capital	Cumulative Net Income	Accumulated Other Comprehensive Income	Cumulative Dividends	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	—	$—	28,049	$280	$699,833	$82,094	$21,490	$(305,926)	$497,771
Issuance of common stock, net of issuance costs	—	—	—	—	(80)	—	—	—	(80)
Stock-based compensation, net of forfeitures	—	—	206	2	2,495	—	—	—	2,497
Shares withheld on vesting of stock-based compensation	—	—	(13)	—	(234)	—	—	—	(234)
Decrease in fair value of cash flow hedges	—	—	—	—	—	—	(8,749)	—	(8,749)
Reclassification for amounts recognized as interest expense	—	—	—	—	—	—	(2,725)	—	(2,725)
Net income	—	—	—	—	—	1,749	—	—	1,749
Dividends to common stockholders ($0.4625 per share)	—	—	—	—	—	—	—	(13,077)	(13,077)
Balance at September 30, 2024	—	—	28,242	282	702,014	83,843	10,016	(319,003)	477,152

Balance at December 31, 2023	—	$—	27,613	$276	$688,156	$88,856	$16,417	$(280,449)	$513,256
Issuance of common stock, net of issuance costs	—	—	313	3	7,256	—	—	—	7,259
Stock-based compensation, net of forfeitures	—	—	350	3	7,387	—	—	—	7,390
Shares withheld on vesting of stock-based compensation	—	—	(34)	—	(785)	—	—	—	(785)
Increase in fair value of cash flow hedges	—	—	—	—	—	—	1,824	—	1,824
Reclassification for amounts recognized as interest expense	—	—	—	—	—	—	(8,225)	—	(8,225)
Net loss	—	—	—	—	—	(5,013)	—	—	(5,013)
Dividends to common stockholders ($1.3800 per share)	—	—	—	—	—	—	—	(38,554)	(38,554)
Balance at September 30, 2024	—	$—	28,242	$282	$702,014	$83,843	$10,016	$(319,003)	$477,152

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023
(Unaudited; Dollars and shares in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid in Capital	Cumulative Net Income	Accumulated Other Comprehensive Income	Cumulative Dividends	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	—	$—	26,541	$265	$657,057	$80,797	$23,085	$(255,879)	$505,325
Issuance of common stock, net of issuance costs	—	—	552	6	17,763	—	—	—	17,769
Stock-based compensation, net of forfeitures	—	—	172	2	1,896	—	—	—	1,898
Increase in fair value of cash flow hedges	—	—	—	—		—	8,691	—	8,691
Reclassification for amounts recognized as interest expense	—	—	—	—	—	—	(2,738)	—	(2,738)
Net income	—	—	—	—	—	3,492	—	—	3,492
Dividends to common stockholders ($0.4525 per share)	—	—	—	—	—	—	—	(12,143)	(12,143)
Balance at September 30, 2023	—	$—	27,265	$273	$676,716	$84,289	$29,038	$(268,022)	$522,294

Balance at December 31, 2022	—	$—	25,897	$259	$625,136	$81,142	$22,667	$(232,390)	$496,814
Issuance of common stock	—	—	1,037	11	34,610	—	—	—	34,621
Stock-based compensation, net of forfeitures	—	—	331	3	17,933	—	—	—	17,936
Shares withheld on vesting of stock-based compensation	—	—	—	—	(963)	—	—	—	(963)
Increase in fair value of cash flow hedges	—	—	—	—		—	13,593	—	13,593
Reclassification for amounts recognized as interest expense	—	—	—	—	—	—	(7,222)	—	(7,222)
Net income	—	—	—	—	—	3,147	—	—	3,147
Dividends to common stockholders ($1.3500 per share)	—	—	—	—	—	—	—	(35,632)	(35,632)
Balance at September 30, 2023	—	$—	27,265	$273	$676,716	$84,289	$29,038	$(268,022)	$522,294

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS(Unaudited; Dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net (loss) income	$(5,013)	$3,147
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	31,981	29,445
Other amortization	636	558
Stock-based compensation	7,390	6,137
Accelerated amortization of stock-based compensation	—	11,799
Straight-line rent receivable	(1,230)	(2,180)
Net gain from insurance recovery on casualty loss	—	(706)
Impairment of real estate asset, net of gain on sale	135	102
Credit loss reserve	11,000	—
Deferred income tax expense	—	306
Changes in operating assets and liabilities:
Other assets	(3,543)	(3,082)
Accounts payable and accrued liabilities	2,263	3,337
Other liabilities	(402)	(1,772)
Net cash provided by operating activities	43,217	47,091

INVESTING ACTIVITIES
Acquisitions of real estate	(64,152)	(91,993)
Proceeds from sale of real estate	965	—
Funding of notes receivable	(2,875)	(1,985)
Proceeds from the repayment of notes receivable	2,370	3,045
Insurance proceeds from casualty loss	—	2,273
Capital expenditures on existing real estate properties	(19,483)	(11,461)
Net cash used in investing activities	(83,175)	(100,121)

FINANCING ACTIVITIES
Net borrowings on revolving credit facility	75,000	48,000
Mortgage note repayments	(4,820)	(94)
Dividends paid	(38,554)	(35,632)
Proceeds from issuance of common stock	7,492	34,766
Taxes paid on behalf of employees and shares withheld upon shares vesting	(785)	(963)
Equity issuance costs	(172)	(182)
Net cash provided by financing activities	38,161	45,895
Decrease in cash, cash equivalents and restricted cash	(1,797)	(7,135)
Cash, cash equivalents and restricted cash, beginning of period	4,633	12,068
Cash, cash equivalents and restricted cash, end of period	$2,836	$4,933

Supplemental Cash Flow Information:
Interest paid (net of capitalized interest)	$16,932	$9,868
Invoices accrued for construction, tenant improvement, and other capitalized costs	$5,124	$4,922
Reclassification of registration statement costs incurred in prior years to equity issuance costs	$269	$145
Increase in fair value of cash flow hedges	$1,824	$13,593
Income taxes paid	$31	$90
Capitalized interest	$154	$514
See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Overview
Community Healthcare Trust Incorporated (the ‘‘Company’’, ‘‘we’’, ‘‘our’’) was organized in the State of Maryland on March 28, 2014. The Company is a fully-integrated healthcare real estate company that owns and acquires real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers. As of September 30, 2024, the Company had gross investments of approximately $1.1 billion in 198 real estate properties (including a portion of one property accounted for as a sales-type lease with a gross amount totaling approximately $3.0 million and one property classified as an asset held for sale with a net investment totaling approximately $6.4 million. See Note 10 – Other Assets, net and Note 4 – Real Estate Acquisitions, Disposition, and Assets Held for Sale, respectively). The properties are located in 35 states, totaling approximately 4.4 million square feet in the aggregate and were approximately 91.3% leased, excluding the real estate asset held for sale, at September 30, 2024 with a weighted average remaining lease term of approximately 6.8 years. Any references to square footage, property count, or occupancy percentages, and any amounts derived from these values in these notes to the Condensed Consolidated Financial Statements, are outside the scope of our independent registered public accounting firm's review.

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

	Balance as of September 30,
(Dollars in thousands)	2024	2023
Cash and cash equivalents	$2,836	$3,885
Restricted cash	—	1,048
Cash, cash equivalents and restricted cash	$2,836	$4,933

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

Interest Income
The Company's interest income is recognized based on contractual arrangements with its borrowers. The Company recognizes interest income on an accrual basis unless the Company determines that collectability of contractual amounts is not reasonably assured, at which point the interest on a given note is placed on non-accrual status and interest income is recognized on a cash basis.

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

Recent Accounting Pronouncements
The Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280) on November 27, 2023. The provisions of this update generally include; (i) a requirement to disclose significant segment expenses, on an annual and interim basis, that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss; (ii) a requirement to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit and loss in assessing segment performance and deciding how to allocate resources, and (iii) a requirement that entity's with a single reportable segment provide all of the disclosures required by the amendments in this update. This update is effective for annual reporting periods beginning after December 31, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company does not expect that the adoption of this ASU will have a material impact on its consolidated financial statements other than the new disclosure requirements, as we operate under a single reportable segment. Compliance with these new disclosure requirements will begin with the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

NOTE 2. REAL ESTATE INVESTMENTS

As of September 30, 2024, we had gross investments of approximately $1.1 billion in 198 real estate properties (including a portion of one property accounted for as a sales-type lease with a gross amount totaling approximately $3.0 million and one property classified as held for sale with a gross amount totaling approximately $6.4 million). The Company's investments are diversified by property type, geographic location, and tenant as shown in the following tables:

Property Type	# of Properties	Gross Investment (in thousands)
Medical Office Building	96	$478,005
Inpatient Rehabilitation Hospitals	9	198,319
Acute Inpatient Behavioral	5	130,535
Specialty Centers	37	117,989
Physician Clinics	31	94,965
Surgical Centers and Hospitals	9	58,474
Behavioral Specialty Facilities	9	45,067
Long-term Acute Care Hospitals	2	21,484
Total	198	$1,144,838

Notes to Condensed Consolidated Financial Statements - Continued

State	# of Properties	Gross Investment (in thousands)
Texas	17	$185,738
Illinois	18	132,814
Ohio	26	115,313
Florida	25	110,114
Pennsylvania	16	67,483
All Others	96	533,376
Total	198	$1,144,838

Primary Tenant	# of Properties	Gross Investment (in thousands)
Lifepoint Health	5	$86,682
US HealthVest	3	77,964
All Others (less than 4%)	190	980,192
Total	198	$1,144,838

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

Future minimum lease payments under the non-cancelable operating leases due to the Company for the years ending December 31, as of September 30, 2024, are as follows (in thousands):

2024 (three months ended December 31)	$25,911
2025	99,363
2026	90,380
2027	82,587
2028	75,773
2029 and thereafter	411,035
$785,049

Rental income is recognized as earned over the life of the lease agreement on a straight-line basis when collection of rental payments over the term of the lease is probable. Straight-line rent increased rental income by approximately $0.7 million and $0.4 million, respectively, for the three months ended September 30, 2024 and 2023, and increased rental income by approximately $1.2 million and $2.2 million, respectively, for the nine months ended September 30, 2024 and 2023.

Purchase Option Provisions
Certain of the Company's leases provide the lessee with a purchase option or a right of first refusal to purchase the leased property. The purchase option provisions generally allow the lessee to purchase the leased property at fair

Notes to Condensed Consolidated Financial Statements - Continued
value or at an amount greater than the Company's gross investment in the leased property at the time of the purchase. At September 30, 2024, the Company had an aggregate gross investment of approximately $32.9 million in 10 real estate properties with purchase options exercisable at September 30, 2024 that had not been exercised.

Sales-type Lease
The Company has a portion of one property accounted for as a sales-type lease with a gross amount totaling approximately $3.0 million included in other assets, net on the Company's Condensed Consolidated Balance Sheets. Future lease payments due to the Company under this lease for the years ending December 31, as of September 30, 2024, are as follows (in thousands):

2024 (three months ended December 31)	$88
2025	356
2026	367
2027	378
2028	389
2029 and thereafter	4,821
Total undiscounted lease receivable	6,399
Discount	(3,382)
Lease receivable	$3,017

The Company recognized interest income of approximately $0.1 million during each of the three months ended September 30, 2024 and 2023 and approximately $0.2 million during each of the nine months ended September 30, 2024 and 2023 related to this lease, which is included in other operating interest on the Company's Condensed Consolidated Statements of Operations.

Lessee Accounting
At September 30, 2024, the Company was obligated, as the lessee, under four non-prepaid ground leases accounted for as operating leases with expiration dates, including renewal options, through 2076, and two non-prepaid ground leases accounted for as financing leases with expiration dates through 2109, including renewal options. Any rental increases related to the Company's ground leases are generally either stated or based on the Consumer Price Index. The Company's future lease payments under these non-prepaid ground leases were as follows (in thousands):

	Operating	Financing
2024 (three months ended December 31)	$11	$37
2025	44	154
2026	44	154
2027	45	154
2028	46	154
2029 and thereafter	1,102	6,802
Total undiscounted lease payments	1,292	7,455
Discount	(526)	(4,190)
Lease liabilities	$766	$3,265

Notes to Condensed Consolidated Financial Statements - Continued
The following table discloses other information regarding the ground leases.

	Three Months Ended September 30,
	2024	2023
Operating leases:
Weighted-average remaining lease term in years (including renewal options)	34.2	35.4
Weighted-average discount rate	4.0%	4.0%

Financing leases:
Weighted-average remaining lease term in years (including renewal options)	39.1	40.1
Weighted-average discount rate	4.3%	4.3%

NOTE 4. REAL ESTATE ACQUISITIONS, DISPOSITION, AND ASSETS HELD FOR SALE

Acquisitions
During the third quarter of 2024, the Company acquired one physician clinic. Upon acquisition, the property was 100.0% leased to a tenant with a lease expiration in 2027. Amounts reflected in revenues and net income for the property for the three months ended September 30, 2024 were approximately $116,000 and $26,000, respectively, and transaction costs totaling approximately $123,000 were capitalized relating to this property acquisition.

During the second quarter of 2024, the Company acquired one inpatient rehabilitation facility. The property was 100.0% leased to a tenant with a lease expiration in 2039. Amounts reflected in revenues and net income for this property for the nine months ended September 30, 2024 was approximately $1.1 million and $0.8 million, respectively, and transaction costs totaling approximately $47,000 were capitalized relating to this property acquisition.

During the first quarter of 2024, the Company acquired four real estate properties in three transactions. Upon acquisition, the properties were 98.6% leased in the aggregate with lease expirations through 2039. Amounts reflected in revenues and net income for these properties for the nine months ended September 30, 2024 were approximately $2.1 million and $1.0 million, respectively, and transaction costs totaling approximately $0.3 million were capitalized relating to these property acquisitions.

The following table summarizes our property acquisitions for the nine months ended September 30, 2024:

Location	Property Type (1)	Number of Properties	Date Acquired	Purchase Price	Cash Consideration	Real Estate	Other (2)	Square Footage
				(000's)	(000's)	(000's)	(000's)
New Bedford, MA	LTACH	1	1/31/24	$6,500	$6,540	$6,547	$(7)	70,657
Elkton, MD	MOB	1	3/25/24	4,500	4,578	4,757	(179)	19,656
Bemidji, MN	MOB	2	3/29/24	23,200	23,179	23,375	(196)	74,700
San Antonio, TX	IRF	1	4/16/24	23,500	23,547	23,547	—	38,009
Camp Hill, PA	PC	1	7/22/24	6,200	6,308	6,323	(15)	20,400
				$63,900	$64,152	$64,549	$(397)	223,422

(1) LTACH - Long-term Acute Care Hospital; MOB - Medical Office Building; IRF - Inpatient Rehabilitation Facility; PC - Physician Clinic
(2) Includes other assets acquired, liabilities assumed, and above and below-market intangibles recognized at acquisition

Notes to Condensed Consolidated Financial Statements - Continued
The following table summarizes the relative fair values of the assets acquired and liabilities assumed in the property acquisitions for the nine months ended September 30, 2024:

	Relative Fair Value	Estimated Useful Life
	(in thousands)	(in years)
Land and land improvements	$7,659	9.2
Building and building improvements	53,116	35.0
Intangibles:
In-place lease intangibles	3,774	3.7
Above-market lease intangibles	121	5.0
Below-market lease intangibles	(275)	2.0
Total intangibles	3,620
Accounts payable, accrued liabilities and other liabilities assumed	(194)
Accounts receivable and other assets acquired	48
Prorated rent, interest and operating expense reimbursement amounts collected	(97)
Total cash consideration	$64,152

Disposition
During the third quarter of 2024, the Company disposed of an 11,200 square foot surgical center in Texas, and received net proceeds of approximately $1.0 million. The vacant property was previously classified as real estate property held for sale on the Company's Condensed Consolidated Balance Sheet. The Company recorded impairments on the property in previous quarters to adjust the carrying value of the property to its fair value less costs to sell, recorded a casualty loss due to vandalism at the property, and sold the property during the three months ended September 30, 2024, recording an immaterial gain on sale.

Real Estate Properties Held for Sale
The Company had one property classified as held for sale as of September 30, 2024 and two properties classified as held for sale as of December 31, 2023. The table below reflects the real estate assets classified as held for sale as of September 30, 2024 and December 31, 2023.

(Dollars in thousands)	September 30, 2024	December 31, 2023
Balance Sheet data:
Land	$1,048	$1,576
Building, improvements, and lease intangibles	7,689	10,056
	8,737	11,632
Accumulated depreciation	(2,386)	(4,166)
Real estate properties held for sale, net	$6,351	$7,466

Notes to Condensed Consolidated Financial Statements - Continued
NOTE 5. DEBT, NET

The table below details the Company's debt as of September 30, 2024 and December 31, 2023.

	Balance as of
(Dollars in thousands)	September 30, 2024	December 31, 2023	Maturity Dates

Credit Facility:
Revolving Credit Facility	$125,000	$50,000	3/26
A-3 Term Loan, net	74,822	74,730	3/26
A-4 Term Loan, net	124,607	124,522	3/28
A-5 Term Loan, net	149,287	149,189	3/30
Mortgage Note Payable, net	—	4,815	5/24
	$473,716	$403,256

Credit Facility
The Company's third amended and restated credit agreement, as amended (the "Credit Facility") is by and among
Community Healthcare Trust Incorporated, as borrower, the several banks and financial institutions party thereto as lenders, and Truist Bank, as administrative agent. The Company amended the Credit Facility on October 16, 2024. See Note 14 – Subsequent Events on the Credit Facility refinancing.

As of September 30, 2024, the Credit Facility provided for a $150.0 million revolving credit facility (the "Revolving Credit Facility") and $350.0 million in term loans (the "Term Loans"). The Revolving Credit Facility was scheduled to mature on March 19, 2026 and included one 12-month option to extend the maturity date, subject to the satisfaction of certain conditions. The Term Loans include a seven-year term loan facility in the aggregate principal amount of $75.0 million (the "A-3 Term Loan"), which was scheduled to mature on March 29, 2026, a seven-year term loan facility in the aggregate principal amount of $125.0 million (the "A-4 Term Loan"), which matures on March 19, 2028, and a seven-year and three-month term loan facility in the aggregate principal amount of $150.0 million (the "A-5 Term Loan") which matures on March 14, 2030. Loans under the Credit Facility are interest only with principal amounts due as of each facility's applicable maturity date. The Credit Facility allowed the Company to borrow, through the accordion feature, up to $700.0 million, including the ability to add and fund incremental term loans. The Company's material subsidiaries are guarantors of the obligations under the Credit Facility.

Amounts outstanding under the Revolving Credit Facility bore interest at a floating rate based on the Company's option, on either: (i) adjusted term SOFR or adjusted daily simple SOFR plus 1.25% to 1.90% or (ii) a base rate plus 0.25% to 0.90% in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.20% of the amount of the unused portion of the Revolving Credit Facility if amounts borrowed are greater than 33.3% of the borrowing capacity under the Revolving Credit Facility and 0.25% of the unused portion of the Revolving Credit Facility if amounts borrowed are less than or equal to 33.3% of the borrowing capacity under the Revolving Credit Facility. At September 30, 2024, the Company had $125.0 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 6.58% and a borrowing capacity remaining of $25.0 million.

Amounts outstanding under the Term Loans will bear interest at a floating rate that is based, at the Company's option, on either (i) adjusted term SOFR or adjusted daily SOFR plus 1.65% to 2.30%, plus a simple SOFR adjustment equal to 0.10% per annum, or (ii) a base rate plus 0.65% to 1.30%, in each case, depending upon the Company’s leverage ratio. The Company has entered into interest rate swaps to fix the interest rates on the Term Loans. See Note 6 – Derivative Financial Instruments for more details on the interest rate swaps. At September 30, 2024, the Company had $350.0 million outstanding under the Term Loans with a fixed weighted average interest rate under the swaps of approximately 4.4%.

Notes to Condensed Consolidated Financial Statements - Continued
The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. The Company was in compliance with its financial covenants under its Credit Facility as of September 30, 2024.

Mortgage Note Payable
During the three months ended June 30, 2024, the Company repaid its mortgage note payable totaling approximately $4.8 million.

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

As of September 30, 2024, the Company had fifteen outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk for notional amounts totaling $350.0 million, which mature between 2026 and 2030, at the maturity dates of the associated term loans (see Note 5 – Debt, net).

Tabular Disclosure of Fair Value of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023.

	Asset Derivatives Fair Value at			Liability Derivatives Fair Value at
(Dollars in thousands)	September 30, 2024	December 31, 2023	Balance Sheet Classification	September 30, 2024	December 31, 2023	Balance Sheet Classification
Interest rate swaps	$10,492	$16,417	Other assets, net	$476	$—	Other liabilities, net

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income ("AOCI") and are subsequently reclassified to interest expense in the period that the hedged forecasted transaction affects earnings.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s Term Loans. During the next twelve months, the Company estimates that an additional $5.4 million will be reclassified from AOCI as a decrease to interest expense.

Notes to Condensed Consolidated Financial Statements - Continued
Tabular Disclosure of the Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Amount of unrealized (loss) gain recognized in OCI on derivative	$(8,749)	$8,691	$1,824	$13,593
Amount of gain reclassified from AOCI into interest expense	$(2,725)	$(2,738)	$(8,225)	$(7,222)
Total interest expense presented in the Condensed Consolidated Statements of Operations in which the effects of the cash flow hedges are recorded	$6,253	$4,641	$17,301	$12,773

Tabular Disclosures of Offsetting Derivatives
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of September 30, 2024 and December 31, 2023. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Condensed Consolidated Balance Sheets.

Offsetting of Derivative Assets (as of September 30, 2024)
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$10,492	$—	$10,492	$(476)	$—	$10,016

Offsetting of Derivative Liabilities (as of September 30, 2024)
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$(476)	$—	$(476)	$476	$—	$—

Offsetting of Derivative Assets (as of December 31, 2023)
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$16,417	$—	$16,417	$—	$—	$16,417

Notes to Condensed Consolidated Financial Statements - Continued

Offsetting of Derivative Liabilities (as of December 31, 2023)
Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$—	$—	$—	$—	$—	$—

Credit-risk-related Contingent Features
As of September 30, 2024, the Company did not have any derivatives in a net liability position. As of September 30, 2024, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company terminated these interest rate swaps or breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.

NOTE 7. STOCKHOLDERS' EQUITY

Common Stock
The following table provides a reconciliation of the beginning and ending common stock balances for the nine months ended September 30, 2024 and for the year ended December 31, 2023:

(In thousands)	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Balance, beginning of period	27,613	25,897
Issuance of common stock	313	1,385
Vested RSUs	11	—
Restricted stock issued, net of withheld shares and forfeitures	305	331
Balance, end of period	28,242	27,613
_____________

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

The Company's activity under the ATM Program during the nine months ended September 30, 2024 is detailed in the table below. As of September 30, 2024, the Company had approximately $426.3 million remaining that may be issued under the ATM Program.

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Shares issued (in thousands)	—	313
Net proceeds received (in millions)	—	$7.5
Average gross sales price per share	—	$24.38

Notes to Condensed Consolidated Financial Statements - Continued
NOTE 8. NET INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2024 and 2023, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2024	2023	2024	2023
Net income (loss)	$1,749	$3,492	$(5,013)	$3,147
Participating securities' share in earnings	(756)	(622)	(2,075)	(1,995)
Net income (loss), less participating securities' share in earnings	$993	$2,870	$(7,088)	$1,152

Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	28,168	26,823	27,910	26,411
Unvested restricted shares	(1,508)	(1,309)	(1,431)	(1,471)
Weighted average Common Shares outstanding–Basic	26,660	25,514	26,479	24,940
Weighted average Common Shares outstanding –Diluted	26,660	25,514	26,479	24,940

Basic Net Income (Loss) Per Common Share	$0.04	$0.11	$(0.27)	$0.05

Diluted Net Income (Loss) Per Common Share	$0.04	$0.11	$(0.27)	$0.05

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
A summary of restricted stock activity for the three and nine months ended September 30, 2024 and 2023 is included in the table below, as well as compensation expense recognized from the amortization of the value of shares over the applicable vesting periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in thousands)	2024	2023	2024	2023
Stock-based awards, beginning of period	1,417	1,203	1,374	1,708
Stock in lieu of compensation	98	57	157	141
Stock awards	97	114	182	220
Total stock granted	195	171	339	361
Vested shares (1)	(51)	—	(152)	(692)
Forfeited shares	(1)	—	(1)	(3)
Stock-based awards, end of period	1,560	1,374	1,560	1,374
Amortization expense (1)	$2,255	$1,898	$6,514	$17,936
___________
(1) Amortization expense for the nine months ended September 30, 2023 included accelerated amortization totaling approximately $11.8 million recognized during the three months ended March 31, 2023, upon the passing of our former CEO and President. These shares vested during the three months ended June 30, 2023.

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

During the third quarter of 2024, pursuant to the 2024 Incentive Plan and the Fourth Amended and Restated Alignment of Interest Program, the Company granted an aggregate of 195,447 shares of restricted stock to its employees, in lieu of salary and bonus compensation, which will cliff vest between three and eight years. Of the shares granted, 98,111 shares of restricted stock were granted in lieu of compensation from the program pool and 97,336 shares of restricted stock were awarded based on the restriction period elected from the plan pool.

Compensation Programs under the 2024 Incentive Plan
The Company's various programs under the 2024 Incentive Plan have been amended during 2024 for various items, including: (i) allowing for the grant of RSUs and other types of awards other than restricted stock; (ii) limiting the maximum elective deferral percentage amount of salary and bonus to 50% to the acquisition of restricted stock for certain participants (previously 100%); and (iii) limiting the duration of the restriction period election depending on the retirement eligibility date per those participant's employment agreement. The deferral and restriction period limitations were effective beginning January 1, 2024 for salary and other compensation deferrals and are now effective for performance periods commencing on and after July 1, 2024 for cash bonus deferrals.

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

Notes to Condensed Consolidated Financial Statements - Continued

Volatility	25.0%
Dividend assumption	5.4%
Expected term	3 years
Risk-free rate	4.3%
Stock price (per share)	$26.62

A summary of the Company's RSU activity during the three and nine months ended September 30, 2024 and 2023, respectively, is included in the table below, as well as compensation expense recognized from the amortization of the value of RSUs over the applicable vesting periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and RSUs in thousands)	2024	2023	2024	2023
Restricted Stock Units, beginning of period	134	—	—	—
Absolute TSR Performance-based RSUs granted (1)	—	—	57	—
Relative TSR Performance-based RSUs granted (1)	—	—	43	—
Time-based RSUs granted (2)	—	—	34	—
Total RSUs granted	—	—	134	—
Vested RSUs (2)	(11)	—	(11)	—
Restricted Stock Units, end of period	123	—	123	—
Amortization expense	$242	$—	$876	$—
Grant Date Value Remaining at period end to be Amortized During the Performance Period	$1,694	$—	$1,694	$—
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

NOTE 10. OTHER ASSETS, NET

Other assets, net on the Company's Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 are detailed in the table below.

	Balance as of
(Dollars in thousands)	September 30, 2024	December 31, 2023
Notes receivable, net of credit loss reserve	$20,280	$30,775
Straight-line rent receivables, net	19,711	18,481
Fair value of interest rate swaps	10,492	16,417
Leasing commissions, net	3,920	2,312
Sales-type lessor receivable	3,017	3,028
Financing lease right-of-use assets	2,442	2,486
Prepaid assets	2,294	1,203
Accounts receivable, net	2,137	2,739
Above-market intangible assets, net	2,126	2,645
Interest receivable, net	1,798	1,906
Operating lease right of use assets	706	729
Deferred financing costs, net	312	471
Other	641	684
	$69,876	$83,876

Notes to Condensed Consolidated Financial Statements - Continued
The Company's notes receivable mainly included:

•At September 30, 2024 and December 31, 2023, notes receivable included a term loan totaling $3.8 million and $6.0 million, respectively, secured by all assets and ownership interests in seven long-term acute care hospitals and one inpatient rehabilitation hospital owned by the borrower. The term loan will be repaid in equal monthly installments of $250,000 through the maturity date of December 31, 2025 and bears interest at 9% per annum.

•At September 30, 2024 and December 31, 2023, notes receivable included a term loan totaling $17.0 million, and a revolving credit facility with $6.3 million and $5.4 million drawn, respectively, secured by assets and ownership interests of six geriatric behavioral hospitals and affiliated companies all of which are co-borrowers on the loans. At September 30, 2024, the Company had an unfunded commitment of $2.2 million on the revolving credit facility and an unfunded commitment of up to $2.0 million on an advancing term loan facility. The term loan bears interest at 9% per annum, with interest only payments due initially and then equal monthly installments of principal payments due beginning March 31, 2025. The term loan facility matures on December 31, 2032. The revolving credit facility bears interest at 9% per annum and matures on December 31, 2025. The advancing term loan may be funded at the Company's discretion, and bears interest at 9% per annum on any amount funded, that may be used by the borrower to pay existing liabilities of co-borrowers. The term loan, the revolving credit facility and the additional commitment all include a 3% per annum non-cash interest charge that is due and payable upon the earlier of the repayment or maturity of each note.

In the second quarter of 2024, the Company determined that the collectability of the term loan and revolver loan was not reasonably assured. The tenant/borrower has experienced challenges with patient census and employee staffing, which has impacted cash flows from operations and the consistency of rent and interest payments to the Company. In the second quarter of 2024, the Company valued the notes based on its estimated value of the underlying collateral. As a result, in the second quarter of 2024, the Company recorded an $11.0 million credit loss reserve on its notes receivable with the tenant and reversed approximately $1.4 million of interest and placed the notes on non-accrual status. Changes in cash flows of the business, changes in market data, such as market multiples, and other relevant data may drive a change in the estimated value of the underlying collateral. At September 30, 2024, however, the Company did not believe that there were any material changes to warrant a change in the credit loss reserve recorded in the second quarter of 2024.

•At September 30, 2024 and December 31, 2023, notes receivable also included a $2.2 million and $2.3 million, respectively, revolving credit facility. This note will be repaid in equal monthly installments of $40,000 beginning on November 1, 2024, through the maturity date of April 1, 2027. The revolving credit facility bears interest at 9% per annum, as well as a 3% per annum non-cash interest charge that is due and payable upon the earlier of the repayment or maturity of the note.

•At September 30, 2024, notes receivable also included a $2.0 million construction mortgage loan with a developer which is secured by the land, improvements, and personal property. The mortgage loan, which bears interest at 10% per annum, will be interest only until the principal is due at the earlier of the completion and acquisition of the property, or August 15, 2027.

The Company identified the borrowers of these notes as variable interest entities ("VIEs"), but management determined that the Company was not the primary beneficiary of the VIEs because we lack either directly or through related parties any material decision-making rights or control of the entities that impact the borrowers' economic performance. We are not obligated to provide support beyond our stated commitment to the borrowers, and accordingly our maximum exposure to loss as a result of this relationship is limited to the amount of our outstanding notes receivable. The VIEs that we have identified at September 30, 2024 are summarized in the table below.

Notes to Condensed Consolidated Financial Statements - Continued

Classification	Carrying Amount (in thousands)	Maximum Exposure to Loss (in thousands)
Note receivable (term loan)	$3,750	$3,750
Note receivable (revolving credit facility)	$2,220	$2,220
Note receivable (mortgage note)	$2,000	$2,000
Notes receivable (revolving credit facility and term loan), net of credit loss	$12,310	$12,310

NOTE 11. OTHER LIABILITIES, NET

Other liabilities, net on the Company's Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 are detailed in the table below.

	Balance as of
(Dollars in thousands)	September 30, 2024	December 31, 2023
Prepaid rent	$5,880	$5,378
Security deposits	2,951	3,765
Below-market lease intangibles, net	2,593	3,188
Fair value of interest rate swaps	476	—
Financing lease liability	3,265	3,277
Operating lease liability	766	775
Other	558	485
	$16,489	$16,868

NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate the fair value.

Cash and cash equivalents and restricted cash - The carrying amount approximated the fair value. The fair value estimates were determined using level 1 inputs.

Notes and mortgage note receivable - The fair value was estimated using cash flow analyses, based on an assumed market rate of interest or at a rate consistent with the rates on notes carried by the Company and were classified as level 2 inputs in the hierarchy. The fair value of notes receivable with one tenant was determined utilizing the fair value of the receivables' collateral, as the receivables are collateral-dependent, and were classified as level 3 inputs in the hierarchy.

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

The table below details the fair values and carrying values for our notes and mortgage note receivable, interest rate swaps, and mortgage note payable at September 30, 2024 and December 31, 2023, using level 2 and level 3 inputs.

Notes to Condensed Consolidated Financial Statements - Continued

	September 30, 2024		December 31, 2023
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes and mortgage note receivable (Level 2)	$7,970	$7,835	$8,340	$8,159
Notes receivable, net of credit loss (1)	$12,310	$12,310	$22,435	$23,040
Interest rate swap asset	$10,492	$10,492	$16,417	$16,417
Interest rate swap liability	$476	$476	$—	$—
Mortgage note payable (principal amount)	$—	$—	$4,821	$4,791
___________________
(1) Calculated utilizing Level 3 inputs at September 30, 2024 and Level 2 inputs at December 31, 2023.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Tenant Improvements
The Company may provide tenant improvement allowances in new or renewal leases for the purpose of refurbishing or renovating tenant space. The Company may also assume tenant improvement obligations included in leases acquired in its real estate acquisitions. As of September 30, 2024, the Company had approximately $26.0 million in commitments for tenant improvements. Six of these projects totaling $13.1 million, represent redevelopment projects of the buildings into different healthcare uses backed by long-term leases.

Capital Improvements
The Company has entered into contracts with various vendors for various capital improvement projects related to its portfolio. As of September 30, 2024, the Company had approximately $3.1 million in commitments for capital improvement projects. Six of these projects totaling $0.8 million, represent redevelopment projects of the buildings into different healthcare uses backed by long-term leases.

Legal Proceedings
The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company's Consolidated Financial Statements.

NOTE 14. SUBSEQUENT EVENTS

Dividend Declared
On October 24, 2024, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.465 per share. The dividend is payable on November 22, 2024 to stockholders of record on November 8, 2024.

Credit Facility Refinancing
On October 16, 2024, the Company entered into a second amendment to the third amended and restated credit agreement (the "Amended Credit Facility") with a syndicate of lenders, under which Truist Bank serves as administrative agent. The Amended Credit Facility, among other things, (i) increased the Company's Revolving Credit Facility from $150.0 million to $400.0 million, (ii) extended the maturity date of the Revolving Credit Facility from March 19, 2026 to October 16, 2029, and (iii) lowered pricing on the Revolving Credit Facility by 10 to 30 basis points, depending on the Company's leverage ratio. Proceeds from the increased Revolving Credit Facility were used to repay the existing $75.0 million A-3 Term Loan which was scheduled to mature on March 29, 2026. In addition, amounts outstanding under the Revolving Credit Facility prior to the second Amendment will remain outstanding. Interest rate swaps previously entered into to fix the interest rates on the A-3 Term Loan will remain in place on the Revolving Credit Facility through their maturity on March 29, 2026.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements
This report and other materials that Community Healthcare Trust Incorporated (the "Company") has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by management of the Company, contain, or will contain, statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “believes”, “expects”, “may”, "will', “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates”, “anticipates” or other similar words or expressions, including the negative thereof. Forward-looking statements are based on certain assumptions and can include future expectations, future plans and strategies, financial and operating projections or other forward-looking information. Such forward-looking statements reflect management’s current beliefs and are based on information currently available to management. Because forward-looking statements relate to future events, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company’s control. Thus, the Company’s actual results and financial condition may differ materially from those indicated in such forward-looking statements. Some factors that might cause such a difference include the following: general volatility of the capital markets and the market price of the Company’s common stock, changes in the Company’s business strategy, availability, terms and deployment of capital, the Company’s ability to refinance existing indebtedness at or prior to maturity on favorable terms, or at all, changes in the real estate industry in general, interest rates or the general economy, adverse developments related to the healthcare industry, changes in governmental regulations, the degree and nature of the Company’s competition, the ability to consummate acquisitions under contract, catastrophic or extreme weather and other natural events and the physical effects of climate change, the occurrence of cyber incidents, effects on global and national markets as well as businesses resulting from increased inflation, changes in interest rates, supply chain disruptions, labor conditions, the conflicts in Ukraine and the Middle East, and/or uncertainties related to the 2024 U.S. presidential election, and the other factors described in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and the Company’s other filings with the Securities and Exchange Commission from time to time. Readers are therefore cautioned not to place undue reliance on the forward-looking statements contained herein which speak only as of the date hereof. The Company intends these forward-looking statements to speak only as of the time of this report and the Company undertakes no obligation to update forward-looking statements, whether as a result of new information, future developments, or otherwise, except as may be required by law.

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
During the first nine months of 2024, the Company acquired six real estate properties totaling approximately 223,000 square feet for an aggregate purchase price of approximately $63.9 million and cash consideration of approximately $64.2 million. Upon acquisition, the properties were 99.3% leased in the aggregate with lease expirations through 2039. These acquisitions were funded with net proceeds from equity sales through the ATM program and the Company's Revolving Credit Facility. See Note 4 – Real Estate Acquisitions, Disposition, and Assets Held for Sale to the Condensed Consolidated Financial Statements for more details on these acquisitions.

Real Estate Dispositions
During the third quarter of 2024, the Company disposed of an 11,200 square foot surgical center in Texas, received net proceeds of approximately $1.0 million, and recognized an immaterial gain on sale.

Acquisition Pipeline
The Company has four properties under definitive purchase agreements for an aggregate expected purchase price of approximately $8.8 million. The Company's expected returns on these investments range from 9.29% to 9.50%. The Company expects to close on these properties in the fourth quarter of 2024; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close. The Company expects to fund these acquisitions with proceeds from the Company's Revolving Credit Facility.

The Company has seven properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $169.5 million. The Company's expected return on these investments will approximate 9.1% to 9.75%. The Company anticipates closing on these properties throughout 2025, 2026 and 2027; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

Leased Square Footage
As of September 30, 2024, our real estate portfolio was approximately 91.3% leased, excluding real estate properties held for sale. During the first nine months of 2024, we had expiring or terminated leases related to approximately 431,000 square feet, and we leased or renewed leases relating to approximately 427,000 square feet.

Purchase Option Provisions
Certain of the Company's leases provide the lessee with a purchase option or a right of first refusal to purchase the leased property. The purchase option provisions generally allow the lessee to purchase the leased property at fair value or at an amount greater than the Company's gross investment in the leased property at the time of the purchase.

At September 30, 2024, the Company had an aggregate gross investment of approximately $32.9 million in 10 real estate properties with purchase options exercisable at September 30, 2024 that had not been exercised.

Inflation
Periods of high and persistent inflation could cause an increase in our expenses, capital expenditures, and cost of our variable-rate borrowings which could have a material impact on our financial position or results of operations. Many of our lease agreements contain provisions designed to mitigate the adverse impact of inflation, including annual rent increases based on stated increases or CPI increases. In response to inflationary pressures, the Federal Reserve began raising interest rates in 2022. Though these higher interest rates have just begun to decline, these higher rates may adversely impact real estate asset values and increase our interest expense on our variable-rate borrowings under our revolving credit facility.

Executive Compensation
During the first quarter of 2024, the Company's Board approved and adopted certain changes to executive compensation. Through the adoption of the Third Amended and Restated Alignment of Interest Program, the Board established a maximum elective deferral percentage amount of 50% (previously 100%) of compensation allowed to be deferred and applied to the acquisition of restricted stock for certain participants in the program, and limited the

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
duration of the restriction period election depending on each individual's retirement eligibility date. These changes were effective beginning January 1, 2024 for salary and other compensation deferrals and are now effective beginning July 1, 2024 for cash bonus deferrals.

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

Results of Operations
The Company's results of operations for the three and nine months ended September 30, 2024 compared to the same period in 2023 were impacted by real estate acquisitions, lease receivable, interest and loan loss reserves recognized in the second quarter of 2024 related to a tenant, the amortization of non-cash compensation, including the accelerated amortization of unvested restricted shares upon the passing of the Company's former CEO and President in the first quarter of 2023, the new executive compensation program implemented in the first quarter of 2024, as well as other items discussed in more detail below.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
The table below shows our results of operations for the three months ended September 30, 2024 compared to the same period in 2023 and the effect of changes in those results from period to period on our net income.

	Three Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2024	2023	$	%
REVENUES
Rental income	$29,335	$27,690	$1,645	5.9%
Other operating interest, net	304	1,045	(741)	n/m
	29,639	28,735	904	3.1%
EXPENSES
Property operating	5,986	5,456	(530)	(9.7)%
General and administrative	4,935	3,618	(1,317)	(36.4)%
Depreciation and amortization	10,927	11,208	281	2.5%
	21,848	20,282	(1,566)	(7.7)%
OTHER (EXPENSE) INCOME
Gain on sale (impairment) of depreciable real estate asset	5	(102)	107	n/m
Interest expense	(6,253)	(4,641)	(1,612)	(34.7)%
Deferred income tax expense	—	(221)	221	n/m
Interest and other income, net	206	3	203	n/m
	(6,042)	(4,961)	(1,081)	21.8%

NET INCOME	$1,749	$3,492	$(1,743)	(49.9)%
___________
n/m-not meaningful

Revenues
Rental income increased approximately $1.6 million, or 5.9%, for the three months ended September 30, 2024 compared to the same period in 2023. Rental income on properties acquired during 2023 and 2024 resulted in additional rental income of approximately $2.7 million in 2024 compared to 2023, offset partially by the impact of moving a tenant to cash basis in 2024 resulting in a reduction of approximately $0.8 million, with the remaining reduction due mainly to lease terminations, including two Genesis Care leases with the Company that they rejected in 2023 as part of their bankruptcy.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Other operating interest decreased approximately $0.7 million for the three months ended September 30, 2024 compared to the same period in 2023 due mainly to placing a tenant note on non-accrual and reversing interest due from that tenant, as well as a reduction in interest on notes due to reduced principal balances from payments received.

Expenses
Property operating expenses increased approximately $0.5 million, or 9.7%, for the three months ended September 30, 2024 compared to the same period in 2023 due mainly to additional expenses on properties acquired during 2023 and 2024.

General and administrative expenses increased approximately $1.3 million, or 36.4%, for the three months ended September 30, 2024 compared to the same period in 2023 due mainly to compensation-related expenses. The non-cash amortization of deferred compensation increased approximately $0.6 million and cash compensation increased approximately $0.7 million for the three months ended September 30, 2024 compared to the same period in 2023 due to the issuance of additional restricted shares and from the impact of adopting the new executive compensation program in January 2024 which included the grant of 3-year forward-looking restricted stock units, as well as limiting the maximum elective deferral percentage amount of salary and bonus to 50% (previously 100%) as described in more detail in Note 9 – Stock Incentive Plan to the Condensed Consolidated Financial Statements.

Depreciation and amortization expense decreased approximately $0.3 million, or 2.5%, for the three months ended September 30, 2024 compared to the same period in 2023. This decrease was due mainly to the following:
•Fully amortized real estate lease intangibles which generally have a shorter depreciable life than a building resulted in a decrease of approximately $1.9 million;
•Depreciation and amortization on the two properties classified as held for sale during the second and fourth quarters of 2023 resulted in a decrease of approximately $1.3 million;
•Accelerated amortization of lease intangibles on the two GenesisCare properties where the leases were rejected resulted in a decrease of approximately $1.5 million;
•Depreciation and amortization on real estate acquired during 2023 and 2024 resulted in an increase of approximately $1.3 million; and
•Depreciation on tenant and other capital improvements resulted in an increase of approximately $3.2 million.

Interest expense
Interest expense increased approximately $1.6 million, or 34.7%, for the three months ended September 30, 2024 compared to the same period in 2023 due mainly to increases in the weighted average balance and interest rates on the revolving credit facility.

Deferred income tax expense
Deferred income tax expense decreased approximately $0.2 million for the three months ended September 30, 2024 compared to the same period in 2023. During the three months ended September 30, 2023, the Company recorded an additional valuation allowance on its deferred tax asset.

Interest and other income, net
Interest and other income, net increased approximately $0.2 million for the three months ended September 30, 2024 compared to the same period in 2023. During the three months ended September 30, 2023, the Company received earnest money on a terminated contract on a property held for sale.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
The table below shows our results of operations for the nine months ended September 30, 2024 compared to the same period in 2023 and the effect of changes in those results from period to period on our net (loss) income.

	Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2024	2023	$	%
REVENUES
Rental income	$85,582	$80,582	$5,000	6.2%
Other operating interest, net	906	3,139	(2,233)	n/m
	86,488	83,721	2,767	3.3%
EXPENSES
Property operating	17,349	15,115	(2,234)	(14.8)%
General and administrative	14,249	23,610	9,361	39.6%
Depreciation and amortization	31,981	29,445	(2,536)	(8.6)%
	63,579	68,170	4,591	6.7%

OTHER (EXPENSE) INCOME
Impairment of depreciable real estate asset	(135)	(102)	(33)	(32.4)%
Interest expense	(17,301)	(12,773)	(4,528)	(35.4)%
Credit loss reserve	(11,000)	—	(11,000)	n/m
Deferred income tax expense	—	(306)	306	n/m
Interest and other income, net	514	777	(263)	(33.8)%
	(27,922)	(12,404)	(15,518)	n/m

NET (LOSS) INCOME	$(5,013)	$3,147	$(8,160)	n/m
n/m - not meaningful

Revenues
Rental income increased approximately $5.0 million, or 6.2%, for the nine months ended September 30, 2024 compared to the same period in 2023 due mainly to rental income on properties acquired during 2023 and 2024 resulting in additional rental income of approximately $9.2 million, offset partially by the impact of moving a tenant to cash basis in the second quarter of 2024 totaling approximately $1.9 million (including $0.9 million of straight-line rent) with the remaining reduction due mainly to lease terminations, including two Genesis Care leases with the Company that they rejected in 2023 as part of their bankruptcy.

Other operating interest decreased $2.2 million for the nine months ended September 30, 2024 compared to the same period in 2023 due mainly to placing a tenant note on non-accrual and reversing interest due from that tenant, as well as a reduction in interest on notes due to reduced principal balances from payments received.

Expenses
Property operating expenses increased approximately $2.2 million, or 14.8%, for the nine months ended September 30, 2024 compared to the same period in 2023 due mainly to the following:

•Expenses on properties acquired during 2023 and 2024 increased property operating expenses by approximately $1.5 million;
•Property insurance resulted in an increase of approximately $0.2 million;
•Snow plow and landscaping services resulted in an increase of approximately $0.2 million;
•Repairs and maintenance expenses resulted in an increase of approximately $0.2 million; and
•Amortization of leasing commissions resulted in an increase of approximately $0.1 million.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
General and administrative expenses decreased approximately $9.4 million, or 39.6% for the nine months ended September 30, 2024 compared to the same period in 2023 due mainly to the following:

•Non-cash accelerated amortization of deferred compensation in the first quarter of 2023 for non-vested restricted common shares held by former CEO and President Timothy Wallace at the time of his passing in March 2023 accounted for a decrease of approximately $11.8 million; offset partially by
•An increase in the non-cash amortization of other deferred compensation of approximately $1.3 million and cash compensation of approximately $1.4 million for the nine months ended September 30, 2024 compared to the same period in 2023 due to the issuance of additional restricted shares and from the impact of adopting the new executive compensation program in January 2024 which included the grant of 3-year forward-looking restricted stock units, as well as limiting the maximum elective deferral percentage amount of salary and bonus to 50% (previously 100%) as described in more detail in Note 9 – Stock Incentive Plan to the Condensed Consolidated Financial Statements.

Depreciation and amortization expense increased approximately $2.5 million, or 8.6%, for the nine months ended September 30, 2024 compared to the same period in 2023. This increase was comprised mainly of the following:

•Acquisitions of real estate in 2023 and 2024 resulted in an increase of approximately $4.2 million;
•Tenant improvements and other capital expenditures resulted in an increase of approximately $4.2 million; offset against
•Fully amortized real estate lease intangibles which generally have a shorter depreciable life than a building resulted in a decrease of approximately $2.8 million;
•Accelerated amortization of lease intangibles on the two GenesisCare properties in 2023 where the leases were rejected resulted in a decrease of approximately $1.5 million; and
•Depreciation and amortization on the two properties classified as held for sale during the second and fourth quarters of 2023 ceased at that time resulting in a decrease of approximately $1.5 million.

Interest expense
Interest expense increased approximately $4.5 million, or 35.4%, for the nine months ended September 30, 2024 compared to the same period in 2023. Interest due under the Credit Facility increased approximately $4.2 million due mainly to an increase in the revolving credit facility balance and a rise in interest rates (See Note 5 – Debt, net to the Condensed Consolidated Financial Statements), and the maturity of two interest rate swaps, which were replaced with two forward-starting interest swaps (See Note 6 – Derivative Financial Instruments to the Condensed Consolidated Financial Statements). Also, capitalized interest on redevelopment projects decreased approximately $0.4 million for the nine months ended September 30, 2024 compared to the same period in 2023. Mortgage interest decreased approximately $0.1 million for the nine months ended September 30, 2024 compared to the same period in 2023 due to the repayment of the mortgage note at maturity.

Credit loss reserve
Credit loss reserve totaling $11.0 million was recorded during the second quarter of 2024 related to notes receivable with a geriatric inpatient behavioral hospital tenant. See Note 10 – Other Assets, net for more details on the credit loss reserve.

Deferred income tax expense
Deferred income tax expense decreased approximately $0.3 million for the nine months ended September 30, 2024 compared to the same period in 2023. During the nine months ended September 30, 2023, the Company recorded an additional valuation allowance on its deferred tax asset.

Interest and other income, net
Interest and other income, net decreased approximately $0.3 million, or 33.8%, for the nine months ended September 30, 2024 compared to the same period in 2023. During the nine months ended September 30, 2023, the Company recognized a net casualty gain relating to a property totaling $0.7 million. During the second quarter of

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
2024, the Company recorded into income an undistributed allowance for tenant improvements totaling $0.3 million for a lease that expired on June 30, 2024. Also, during the nine months ended September 30, 2024, the Company recorded into income $0.2 million of earnest money on a terminated contract on a property held for sale.
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

Management believes that net income, as defined by GAAP, is the most appropriate earnings measurement. However, management believes FFO, AFFO, FFO per share and AFFO per share provide an understanding of the operating performance of the Company’s properties without giving effect to certain significant non-cash items, primarily depreciation and amortization expense. Historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time. However, real estate values instead have historically risen or fallen with market conditions. The Company believes that by excluding the effect of depreciation, amortization, impairments and gains or losses from sales of real estate, losses and impairment of incidental assets, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO, AFFO, FFO per share and AFFO per share can facilitate comparisons of operating

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
performance between periods. The table below reconciles net income (loss) to FFO and AFFO for the three and nine months ended September 30, 2024 compared to the same periods in 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
Net income (loss) (1) (2) (3)	$1,749	$3,492	$(5,013)	$3,147
Real estate depreciation and amortization	11,077	11,375	32,350	29,756
(Gain on sale) impairment of depreciable real estate asset (2)	(5)	102	135	102
Credit loss reserve (4)	—	—	11,000	—
FFO	12,821	14,969	38,472	33,005
Straight-line rent (1)	(679)	(444)	(1,230)	(2,180)
Stock-based compensation	2,497	1,898	7,390	6,137
Accelerated amortization of stock-based compensation (3)	—	—	—	11,799
Net gain from insurance recovery on casualty loss (2)	—	—	—	(706)
AFFO	$14,639	$16,423	$44,632	$48,055
FFO per diluted common share	$0.48	$0.58	$1.44	$1.29
AFFO per diluted common share	$0.55	$0.63	$1.67	$1.88
Weighted average common shares outstanding - diluted (5)	26,853	26,025	26,781	25,538
___________________
(1) During the three months ended June 30, 2024, the Company placed leases related to a tenant on cash basis and reversed rent and placed notes related to the tenant on non-accrual and reversed interest totaling approximately $3.2 million, including straight-line rent of approximately $0.9 million.
(2) During the three months ended June 30, 2023, the Company recognized a $0.7 million net casualty gain from insurance proceeds received related to one property. The Company recorded impairments on the property in previous quarters based on contracts to sell, and sold the property during the three months ended September 30, 2024, recording an immaterial gain on sale.
(3) During the three months ended March 31, 2023, the Company accelerated the amortization of stock-based compensation totaling $11.8 million upon the passing of our former CEO and President.
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

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
The table below reconciles net income (loss) to NOI for the three and nine months ended September 30, 2024 compared to the same periods in 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Net income (loss) (1) (2)	$1,749	$3,492	$(5,013)	$3,147
General and administrative (3)	4,935	3,618	14,249	11,811
Accelerated amortization of stock-based compensation	—	—	—	11,799
Depreciation and amortization	10,927	11,208	31,981	29,445
(Gain on sale) impairment of depreciable real estate asset (2)	(5)	102	135	102
Credit loss reserve (4)	—	—	11,000	—
Interest expense	6,253	4,641	17,301	12,773
Deferred income tax expense	—	221	—	306
Interest and other income, net	(206)	(3)	(514)	(777)
NOI	$23,653	$23,279	$69,139	$68,606
____________
(1) During the three months ended June 30, 2024, the Company placed leases related to a tenant on cash basis and reversed rent and placed notes related to the tenant on non-accrual and reversed interest totaling approximately $3.2 million, including straight-line rent of approximately $0.9 million.

(2) During the three months ended June 30, 2023, the Company recognized a $0.7 million net casualty gain from insurance proceeds received related to one property. The Company recorded impairments on the property in previous quarters based on contracts to sell, and sold the property during the three months ended September 30, 2024, recording an immaterial gain on sale.

(3) During the three months ended March 31, 2023, the Company accelerated the amortization of stock-based compensation totaling $11.8 million upon the passing of our former CEO and President.
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

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
The table below reconciles net income (loss) to EBITDAre and Adjusted EBITDAre for the three and nine months ended September 30, 2024 compared to the same periods in 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Net (loss) income (1) (2)	$1,749	$3,492	$(5,013)	$3,147
Interest expense	6,253	4,641	17,301	12,773
Depreciation and amortization	10,927	11,208	31,981	29,445
Deferred income tax expense	—	221	—	306
(Gain on sale) impairment of depreciable real estate asset (2)	(5)	102	135	102
EBITDAre	$18,924	$19,664	$44,404	$45,773
Non-cash stock-based compensation expense (3)	2,497	1,898	7,390	6,137
Accelerated amortization of stock-based compensation	—	—	—	11,799
Net gain from insurance recovery on casualty loss	—	—	—	(706)
Credit loss reserve (4)	—	—	11,000	—
Adjusted EBITDAre	$21,421	$21,562	$62,794	$63,003
_____________
(1) During the three months ended June 30, 2024, the Company placed leases related to a tenant on cash basis and reversed rent and placed notes related to the tenant on non-accrual and reversed interest totaling approximately $3.2 million, including straight-line rent of approximately $0.9 million.

(2) During the three months ended June 30, 2023, the Company recognized a $0.7 million net casualty gain from insurance proceeds received related to one property. The Company recorded impairments on the property in previous quarters based on contracts to sell, and sold the property during the three months ended September 30, 2024, recording an immaterial gain on sale.

(3) During the three months ended March 31, 2023, the Company accelerated the amortization of stock-based compensation totaling $11.8 million upon the passing of our former CEO and President.
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

Financing Policy
The Company’s current financing policy limits aggregate debt (secured or unsecured) in excess of 40% of the Company's total capitalization, except for short-term, transitory periods. At September 30, 2024, our debt to total capitalization ratio (debt plus stockholders' equity plus accumulated depreciation) was approximately 40.0%.

Sources and Uses of Cash
The Company derives most of its revenues from its real estate properties. Our rental income represents our primary source of liquidity to fund our dividends, general and administrative expenses, property operating expenses, capital improvements on our properties, interest expense on our Credit Facility, and other expenses incurred related to managing our existing portfolio. To the extent additional resources are needed, the Company will fund its investment activity generally through equity or debt issuances either in the public or private markets or through proceeds from our Credit Facility, which was amended in October 2024 to provide additional financing for

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
acquisitions, capital improvements and other cash needs. See Note 14 – Subsequent Events to the Condensed Consolidated Financial Statements.

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

Credit Facility
On October 16, 2024, the Company amended its Credit Facility to increase the Revolving Credit Facility capacity from $150.0 million to $400.0 million and extend the maturity through October 16, 2029. The amended Credit Facility also lowered pricing on the Revolving Credit Facility by 10 to 30 basis points, depending on the Company's leverage ratio. Proceeds from the increased Revolving Credit Facility were used to repay the existing $75.0 million A-3 Term Loan which was scheduled to mature on March 29, 2026. In addition, amounts outstanding under the Revolving Credit Facility prior to this amendment will remain outstanding. Interest rate swaps previously entered into to fix the interest rates on the A-3 Term Loan will remain in place on the Revolving Credit Facility through their maturity on March 29, 2026. See Note 5 – Debt, net and Note 14 – Subsequent Events to the Condensed Consolidated Financial Statements which provide more details on the Company's Credit Facility. At September 30, 2024, prior to the amendment, the Company had borrowing capacity remaining under the Revolving Credit Facility of approximately $25.0 million. At the time of closing on the amendment, on October 16, 2024, the Company had borrowing capacity remaining under the Revolving Credit Facility of approximately $198.0 million.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. The Company was in compliance with its financial covenants under its Credit Facility as of September 30, 2024.

Ground Leases
At September 30, 2024, the Company was obligated, as the lessee, under four non-prepaid ground leases accounted for as operating leases with expiration dates, including renewal options, through 2076, and two non-prepaid ground leases accounted for as financing leases with expiration dates through 2109, including renewal options. Any rental increases related to the Company's ground leases are generally either stated or based on the Consumer Price Index. At September 30, 2024, the Company's aggregate obligation under these ground leases was approximately $8.7 million. See Note 3 – Real Estate Leases to the Condensed Consolidated Financial Statements.

Acquisition Pipeline
The Company has four properties under definitive purchase agreements for an aggregate expected purchase price of approximately $8.8 million. The Company's expected returns on these investments range from 9.29% to 9.50%. The Company expects to close on these properties in the fourth quarter of 2024; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close. The Company expects to fund these acquisitions with proceeds from the Company's Revolving Credit Facility.

The Company has seven properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $169.5 million. The Company anticipates closing on these properties throughout 2025, 2026 and 2027; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close. The Company expects to fund these acquisitions through net proceeds from equity sales through the ATM program and the Company's Revolving Credit Facility.

Tenant Improvements and Capital Improvements
Subject to Company approval, we may fund or reimburse tenants for tenant improvements, which are allowed for in certain leases, of up to approximately $26.0 million as of September 30, 2024. At September 30, 2024, six of these

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
projects, totaling $13.1 million, represented redevelopment projects on buildings with tenants backed by long-term leases.

The Company has also entered into contracts regarding certain capital expenditures with remaining commitments totaling approximately $3.1 million as of September 30, 2024. Six of these projects totaling $0.8 million, represent redevelopment projects of the buildings into different healthcare uses backed by long-term leases. Reimbursement of these expenditures by our tenants will be determined by each tenant's lease.

The Company expects to fund these expenditures through the Company's free cash flow, proceeds from equity sales through the ATM program, and the Company's Revolving Credit Facility.

Notes Receivable
The Company has two notes with a tenant with unfunded commitments remaining totaling $4.2 million at September 30, 2024. See Note 10 – Other Assets, net to the Condensed Consolidated Financial Statements.

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

Operating Activities
Cash flows provided by operating activities for the nine months ended September 30, 2024 and 2023 were approximately $43.2 million and $47.1 million, respectively. Cash flows provided by operating activities were generally provided by contractual rents and interest on our notes receivable, net of property operating expenses not reimbursed by the tenants and general and administrative expenses.

Investing Activities
Cash flows used in investing activities for the nine months ended September 30, 2024 and 2023 were approximately $83.2 million and $100.1 million, respectively. During the nine months ended September 30, 2024, the Company invested in six properties for an aggregate cash consideration of approximately $64.2 million and sold a property for cash consideration of approximately $1.0 million. Also, during the nine months ended September 30, 2024, the Company funded notes totaling $2.9 million, received payments on its notes totaling $2.4 million and funded capital expenditures on its existing portfolio totaling approximately $19.5 million.

During the nine months ended September 30, 2023, the Company invested in 17 properties and one land parcel for an aggregate cash consideration of approximately $92.0 million and funded notes receivable totaling approximately $2.0 million. Also, during the nine months ended September 30, 2023, the Company received payments on its notes receivable totaling $3.0 million, received insurance proceeds from a casualty loss totaling $2.3 million, and funded capital expenditures on its existing portfolio totaling approximately $11.5 million.

Financing Activities
Cash flows provided by financing activities for the nine months ended September 30, 2024 and 2023 were approximately $38.2 million and $45.9 million, respectively. During the nine months ended September 30, 2024, the Company (i) borrowed $75.0 million under its Revolving Credit Facility, (ii) repaid a mortgage note totaling approximately $4.8 million, (iii) paid dividends totaling approximately $38.6 million, (iv) completed equity offerings under its at-the-market program, resulting in net proceeds, net of underwriters' discount and offering costs, of approximately $7.3 million, and (v) upon the vesting of stock-based awards for certain employees, withheld shares and paid taxes totaling approximately $0.8 million on behalf of the employees.

During the nine months ended September 30, 2023, the Company (i) borrowed $48.0 million under its Revolving Credit Facility, (ii) completed equity offerings under its at-the-market program, resulting in net proceeds, net of

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
underwriters' discount and offering costs, of approximately $34.6 million, (iii) upon the vesting of stock-based awards for certain employees, withheld shares and paid taxes totaling approximately $1.0 million on behalf of employees, and (iv) paid dividends totaling approximately $35.6 million.

Security Deposits
As of September 30, 2024, the Company held approximately $2.9 million in security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon the security deposits if there are any defaults under the leases.

Dividends
The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT.

On October 24, 2024, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.465 per share. The dividend is payable on November 22, 2024 to stockholders of record on November 8, 2024. This rate equates to an annualized dividend of $1.86 per share.

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

The Company’s whistleblower policy prohibits the Company and its affiliates and their officers, employees and agents from discharging, demoting, suspending, threatening, harassing or in any other manner discriminating against any employee for raising a concern. If an employee desires to raise a concern in a confidential or anonymous manner, the concern may be directed to the whistleblower officer at the Company’s whistleblower hotline. During the quarter ended September 30, 2024, the whistleblower officer received no whistleblower complaints.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We may use certain derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We will not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based on a notional amount of principal. Under the most common form of interest rate swap, known from our perspective as a floating-to-fixed interest rate swap, a series of floating, or variable, rate payments on a notional amount of principal is exchanged for a series of fixed interest rate payments on such notional amount. During the nine months ended September 30, 2024, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Changes In Internal Control Over Financial Reporting
There were no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2024, the Company canceled shares of the Company's common stock to satisfy employee tax withholding obligation payable upon the vesting of stock-based awards, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares purchased as part of publicly announced plans or programs	Maximum Number of Shares that may yet be purchased under the plans or programs
July 1 - July 31	2,701	$23.22	—	—
August 1 - August 31	9,241	$18.56	—	—
September 1 - September 30	—	$—	—	—
Total	11,942

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

During the quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.    EXHIBITS
The exhibits required by Item 601 of Regulation S-K which are filed with this report are listed in the Exhibit Index and are hereby incorporated in by reference.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Corporate Charter of Community Healthcare Trust Incorporated, as amended (1)
3.2	Amended and Restated Bylaws of Community Healthcare Trust Incorporated (2)
10.1
Second Amendment, dated as of October 16, 2024, to Third Amended and Restated Credit Agreement, dated as of March 19, 2021, by and among Community Healthcare Trust Incorporated, as borrower, the several banks and financial institutions party thereto as lenders, and Truist Bank, as administrative agent (3)

31.1 *
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
(3)Filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on October 16, 2024 (File No. 001-37401) and incorporated herein by reference.

*    Filed herewith.
**    Furnished herewith.
†    Denotes executive compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: October 29, 2024

COMMUNITY HEALTHCARE TRUST INCORPORATED

By:	/s/ David H. Dupuy
David H. Dupuy
Chief Executive Officer and President

By:	/s/ William G. Monroe IV
William G. Monroe IV
Executive Vice President and Chief Financial Officer