Form 10-K
period 2024-12-31
Community Healthcare Trust Inc
filed 2025-02-18
CIK 1631569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37401

Community Healthcare Trust Incorporated
(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-5212033
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No ☒
The aggregate market value of the shares of common stock (based upon the closing price of these shares on the New York Stock Exchange, Inc. on June 30, 2024) of the Registrant held by non-affiliates (for purposes of this calculation, all of the Registrant's directors and executive officers are deemed affiliates of the Registrant) on June 30, 2024 was approximately $628.0 million.
The Registrant had 28,339,419 shares of common stock, $0.01 par value per share, outstanding as of February 11, 2025.
________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. The Registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2024.

COMMUNITY HEALTHCARE TRUST INCORPORATED
FORM 10-K
December 31, 2024

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•effects on global and national markets as well as businesses resulting from increased inflation, rising interest rates, supply chain disruptions, labor conditions, the conflict between Russia and Ukraine, and/or the conflict in the Middle East;

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

•the bankruptcy, insolvency or weakened financial position of a major tenant could seriously harm our operating results and financial condition;

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

Real Estate Investments
As of December 31, 2024, we had gross investments of approximately $1.2 billion in 200 real estate properties (including a portion of one property accounted for as a sales-type lease with a gross amount totaling approximately $3.0 million and two properties classified as held for sale with an aggregate amount totaling approximately $6.8 million). The properties are located in 36 states, totaling approximately 4.4 million square feet in the aggregate and were approximately 90.9% leased, excluding real estate assets held for sale, at December 31, 2024 with a weighted average remaining lease term of approximately 6.7 years. The Company’s real estate investments by property type, geographic area, and customer are detailed in Note 2 – Real Estate Investments to the Consolidated Financial Statements. The following table shows the diversification by property types based on annualized rent.

	Number of Properties	Annualized Rent (%)
Medical Office Building (MOB)	93	36.9%
Inpatient Rehabilitation Facilities (IRF)	9	19.2%
Acute Inpatient Behavioral (AIB)	5	13.0%
Specialty Centers (SC)	37	10.3%
Physician Clinics (PC)	35	8.3%
Behavioral Specialty Facilities (BSF)	12	6.2%
Surgical Centers and Hospitals (SCH)	7	4.0%
Long-term Acute Care Hospitals (LTACH)	2	2.1%
Total real estate investments	200	100.0%

Customer Concentrations
The Company's real estate portfolio is leased to a diverse tenant base. Our tenants include many nationally recognized healthcare providers, such as Adventist HealthCare, Inc., Hospital Corporation of America, Fresenius Medical Care AG & Co, Davita, Inc., Tenet Healthcare Corporation, Catholic Healthcare Initiatives, and Lifepoint Health. Lifepoint Health accounted for 8.7% of annualized revenues and US Healthvest accounted for 7.5% of annualized revenues as of December 31, 2024. We have no control over the success or failure of our tenants' businesses and, at any time, any of our tenants may experience a downturn in their businesses that may weaken their financial condition.

Geographic Concentrations
The Company's portfolio is currently located in 36 states with 38.4% of our annualized rent as of December 31, 2024 derived from properties located in Texas (16.7%), Illinois (11.6%), and Ohio (10.1%). Such geographic concentrations could expose the Company to certain downturns in the economies of those states or other changes in such states' respective real estate market conditions. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in any of these areas could have an effect on our overall business results. In the event of negative economic or other changes in any of these markets, our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares may be adversely affected. See each of the discussions under Item 1A, "Risk Factors," under the captions "Adverse economic or other conditions in the geographic markets in which we conduct business could negatively affect our occupancy levels and rental rates and have a material adverse effect on our operating results," and "A large percentage of our properties are located in Texas, Illinois, and Ohio, and changes in these markets may materially adversely affect us."

2024 Real Estate Investments
During the year ended December 31, 2024, the Company acquired nine real estate properties, in seven separate transactions, as detailed in Note 4 – Real Estate Acquisitions, Disposition, and Assets Held for Sale to the Consolidated Financial Statements. Upon acquisition, the properties were 99.3% leased in the aggregate with lease expirations through 2039.

Human Capital Resource Management
As of December 31, 2024, we had 36 employees. All of our employees work at our corporate office in Franklin, Tennessee. Our employees are not members of any labor union, and we consider our relations with our employees to be excellent. We have a stable, but growing workforce with an average tenure of 3.9 years and voluntary employee turnover of approximately 3% during the year ended December 31, 2024. At December 31, 2024, 39% of our employees, 33% of our management team, and 33% of our board of directors were female.

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

•Extensive Relationships with Healthcare Providers, Intermediaries and Property Owners.  We believe that our management team has a strong reputation among, and a deep understanding of the real estate needs of, healthcare providers in our target submarkets. In addition, we have strategic relationships which we believe give us the ability to meet the needs of healthcare providers by structuring transactions that are mutually advantageous to sellers, our tenants and us. We believe this ability has led to, and will continue to lead to, strategic acquisition opportunities, which will, in turn, produce attractive risk-adjusted returns. None of our properties to date were acquired pursuant to "calls for offers" or other auction style bidding situations. We believe our relationships provide us with additional off-market or lightly marketed acquisition opportunities, thus providing us the opportunity to continue to purchase assets outside a competitive bidding process.

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

•Growth Oriented Capital Structure. At December 31, 2024, we had $212.0 million outstanding on our revolving credit facility and had $275.0 million outstanding on our term loans under our second amendment to the third amended and restated credit agreement, dated as of October 16, 2024, by and among Community Healthcare Trust Incorporated, as borrower, the several banks and financial institutions party thereto as lenders, and Truist Bank, as administrative agent (collectively, our "Credit Facility") with a 40.3% debt-to-total capitalization ratio (debt plus stockholders' equity plus accumulated depreciation). In the future, in addition to equity and debt issuances, we may also use OP units of our operating partnership as currency to acquire additional properties from owners seeking to defer their potential taxable gain and diversify their holdings. We believe that the borrowing capacity under our Credit Facility, combined with our ability to use OP units as acquisition currency, provides us with significant financial flexibility to make opportunistic investments and fund future growth.

•Significant Alignment of Interests.  We have structured the compensation of our board and management team to closely align their interests with the interests of our stockholders. Since our IPO in May 2015, our executive officers have elected each year to take a significant portion of their total compensation in restricted stock or restricted stock units, subject to three-year to eight-year cliff-vesting periods. The Company's board of directors have also elected to take a significant portion of their total compensation in restricted stock since the Company's IPO, subject to a three-year cliff-vesting period. We believe that our board and management team receiving restricted stock and restricted stock units subject to long-term cliff-vesting periods as a material component of their total compensation effectively aligns the interests of our board and management with those of our stockholders, creating significant incentives to maximize returns for our stockholders. Finally, each executive officer and director has met stock ownership guidelines that require our executive officers and directors to continuously own an amount of our common stock based on a multiple of such officer's annual base salary or such director's annual retainer, as applicable.

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

We intend for our investment portfolio to be diversified among healthcare facility type such as medical office buildings, physician clinics, surgical centers and hospitals, specialty centers, behavioral facilities, inpatient rehabilitation facilities and long-term acute care hospitals, as well as being diverse both geographically and with respect to our tenant base. We seek to invest in properties where we can develop strategic alliances with financially-sound healthcare providers that offer need-based healthcare services in our target markets.

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

Tax Status
We have qualified as a REIT for U.S. federal income tax purposes since 2015, the year we began operations, and we expect that we will remain qualified as a REIT for U.S. federal income tax purposes for the year ending December 31, 2025. Our qualification as a REIT depends upon our ability to meet, on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code of 1986, as amended, or the Code, relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and that our manner of operations will enable us to continue to meet the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes for the year ending December 31, 2025.

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

Through Executive Orders issued January 28, 2021, the Biden Administration signaled its strong support for the Affordable Care Act by taking steps to reverse various actions by the first Trump Administration and to strengthen Medicaid and the Affordable Care Act. These efforts have resulted in more than 16 million Americans enrolling in ACA health plans and an additional 14 million low-income Americans being enrolled in the ACA’s Medicaid expansion coverage from a pre-ACA baseline. Other Biden Administration legislative initiatives and policies were implemented in an attempt to expand access to health care coverage. For example, on August 22, 2022, the Inflation Reduction Act of 2022 was signed into law and extended increased premium subsidies available in the ACA marketplaces through 2025, which prevents an estimated 2 million individuals from losing coverage. In addition, on October 11, 2022, the IRS issued a final rule changing how affordability of coverage and minimum value is determined for an employee’s relatives under the ACA. Specifically, the new rule provides for a separate affordability test where an eligible employer-sponsored plan is affordable for an employee’s relative if the employee’s required contribution for family coverage under the plan does not exceed 9.5% of the employee’s household income. Previously, health coverage affordability and adequacy had been measured solely for the employee, but not for coverage of the employee’s family. The U.S. Department of Health and Human Services' data shows continued growth in access to care under the ACA, with over 20 million people selecting an ACA Marketplace plan in the 2024 Open Enrollment Period, including over 3.7 million people who were new to ACA Marketplace plans.

While the Biden Administration supported the Affordable Care Act through legislation and Executive Orders, the Trump Administration may continue its previous legislative and regulatory efforts to limit various aspects of the ACA as indicated by its January 20, 2025 Executive Order immediately rescinding several Biden Administration health care-related Executive Orders, including Executive Order 14009 (Strengthening Medicaid and the Affordable Care Act, January 28, 2021); the Affordable Care Act (January 28, 2021); Executive Order 14070 (Continuing to Strengthen Americans’ Access to Affordable, Quality Health Coverage, April 5, 2022); Executive Order 14087 (Lowering Prescription Drug Costs for Americans, October 14, 2022). It is unclear what legislative and regulatory changes will result from these initial executive actions, and we cannot predict the nature of any future legislative or regulatory actions of the current Trump Administration.

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

•federal and sate legislative changes requiring advance notice and approval of health care provider material change transactions, including sale or transfers of assets involving equity investors, and otherwise limiting or prohibiting arrangements between health care providers and private equity investors, including REITs;

•the continued effort to expand the utilization of telehealth services;

•implementation of federal rules requiring healthcare providers and third party payors to comply with electronic health system interoperability rules intended to allow for more efficient sharing of healthcare data;

•changes made by the Trump Administration to reverse actions taken by the Biden Administration that impacted enrollment in health insurance exchanges and Medicaid;

•a continuing trend of provider consolidation and associated antitrust scrutiny;

•tax law changes affecting non-profit providers;

•legislation modifying the rules for determining Medicare coverage, including efforts to promote home health care services;

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

The Company’s whistleblower policy prohibits the Company and its affiliates and their officers, employees and agents from discharging, demoting, suspending, threatening, harassing or in any other manner discriminating against any employee for raising a concern. If an employee desires to raise a concern in a confidential or anonymous manner, the concern may be directed to the whistleblower officer at the Company’s whistleblower hotline. During the year ended December 31, 2024, the whistleblower officer received no whistleblower complaints.

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
Inflation, both real or anticipated, could adversely affect the economy and the costs of labor, goods and services to our tenants. While inflation has shown signs of moderating, it remains uncertain whether substantial inflation in the United States will be sustained over an extended period of time. Increased operating costs resulting from inflation could have an adverse impact on our tenants if increases in their operating expenses exceed increases in their revenue, which may adversely affect our tenants’ ability to pay rent or other obligations owed to us. In response to inflationary pressures, the Federal Reserve raised the benchmark federal funds rate in 2022 and 2023, which led to increases in interest rates in the credit markets. Although the Federal Reserve lowered the benchmark federal funds rate in September 2024 and November 2024, it may raise the federal funds rate in the future, which would likely lead to higher interest rates in the credit markets and the possibility of slowing economic growth. Increases in interest rates will increase interest cost on existing variable rate debt, including our Credit Facility. Such increases in the cost of capital could adversely impact our ability to finance operations and acquire properties. Increased interest rates may also result in less liquid property markets, limiting our ability to sell existing assets.

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
Our success depends, to a significant extent, on the continued services of Mr. David H. Dupuy, our Chief Executive Officer and President, Mr. William G. Monroe IV, our Executive Vice President and Chief Financial Officer, Ms. Leigh Ann Stach, our Executive Vice President and Chief Accounting Officer, and Mr. Timothy L. Meyer, our Executive Vice President, Asset Management. Each executive officer has significant experience in the healthcare and/or real estate industry and has developed significant relationships with various healthcare providers and real estate brokers throughout the United States. Our ability to continue to acquire and develop healthcare properties in off-market or lightly marketed transactions depends upon the significant relationships that our senior management team has developed over many years. The loss of services of our senior management or other key employees for any reason or for any amount of time could significantly delay or prevent the achievement of our strategic objectives and negatively impact our business, financial condition, results of operations, and stock price.

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

We may have difficulty finding suitable replacement tenants in the event of non-renewal of our leases or a tenant default.

We cannot predict whether our tenants will renew existing leases beyond their current terms. At December 31, 2024, we had 68 leases scheduled to expire in 2025 and 72 leases scheduled to expire in 2026, which represent 9.6% and 11.3% of our total annualized lease revenue, respectively, for the year ended December 31, 2024. If any of our leases are not renewed, or are terminated prior to the contractual expiration date, we would attempt to lease those properties to another tenant at then-current market rates. However, following expiration of a lease term or if we exercise our right to replace a tenant in default, rental payments on the related properties could decline or cease altogether while we reposition the properties with a suitable replacement tenant. As such, we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our properties while they are being repositioned. Furthermore, our ability to reposition our properties with a suitable tenant could be significantly delayed or limited by state licensing, receivership, certificate of need, or CON, or other laws, as well as by the Medicare and Medicaid change-of-ownership rules. We could also incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings. In addition, our ability to locate suitable replacement tenants could be impaired by the specialized healthcare uses or contractual restrictions on use of the properties, and we may be required to spend substantial amounts to adapt the properties to other uses. Any such delays, limitations and expenses could adversely impact our ability to collect rent, obtain possession of leased properties or otherwise exercise remedies for tenant default and could have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock.

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
The construction and building industry, similar to many other industries, has experienced worldwide supply chain disruptions due to a multitude of factors that are beyond our control. Materials, parts and labor have also increased in cost over the recent past, sometimes significantly and over a short period of time. Although we are generally not engaged in large-scale development projects, small-scale construction projects, such as building renovations and maintenance and tenant improvements required under leases are a routine and necessary part of our business. We may incur costs for a property renovation or tenant buildout that exceeds our original estimates due to increased costs for materials or labor or other costs that are unexpected. We also may be unable to complete renovation of a property or tenant space on schedule due to supply chain disruptions or labor shortages, which could result in increased debt service expense or construction costs. The time frame required to recoup our renovation and construction costs and to realize a return on such costs may be significant and materially adversely affect our profitability.

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
Increased scrutiny and changing expectations from shareholders, the public and governmental entities with respect to corporate responsibility, sustainability, diversity and inclusion and related ESG matters could expose us to additional risks. Shareholder advisory services and other organizations have developed and publish, and others may in the future develop and publish, rating systems and other scoring and reporting mechanisms to evaluate and compare the ESG performance of our Company and others. These ratings systems frequently change, and scores are often based on a relative ranking which may cause a company’s score to deteriorate if peer companies’ rankings improve. Keeping up with such changes may divert management’s time and attention from other business priorities. These force us to incur additional costs for staff, systems, and board members. In addition, current shareholders and prospective investors may use these ratings and/or their own internal ESG benchmarks to determine whether and to what extent they may choose to invest in our securities, engage with us to advocate for improved ESG performance or disclosure, make voting decisions as shareholders, or take other actions to hold us and our board of directors accountable with respect to ESG matters.

Some legislatures, government agencies and listing exchanges have mandated or proposed, and others may in the future further mandate, certain ESG disclosure or performance. For example, California has enacted laws and regulations regarding disclosure of climate-related risks and greenhouse gas emissions, each of which is expected to impose meaningful compliance burdens on in-scope companies deemed to be doing business in California. While we are still assessing the impact of these requirements, additional reporting obligations could cause us to incur increased costs. There is also some indication that ESG and sustainability goals are becoming more controversial, as some governmental entities and certain investor constituencies question the appropriateness or object to ESG and sustainability initiatives. We may face reputational damage or regulatory scrutiny in the event our corporate responsibility initiatives or objectives do not meet the standards or expectations of shareholders, prospective investors, lawmakers, listing exchanges or other constituencies. Failure to comply with ESG-related laws, exchange policies or stakeholder expectations could materially and adversely impact the value of our stock and related cost of capital, and limit our ability to fund future growth.

A large percentage of our properties are located in Texas, Illinois, and Ohio, and changes in these markets may materially adversely impact our business and financial condition.
Of our investments in 200 properties, the properties located in Texas, Illinois, and Ohio provide, in the aggregate, approximately 38.4% of our annualized rent as of December 31, 2024. As a result of this geographic concentration, we are particularly exposed to downturns in the economies of those states or other changes in such states’ respective real estate market conditions. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in these states could have a disproportionate effect on our overall business results. In the event of negative economic or other changes in these markets, our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock may be materially and adversely affected.

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

The capital and credit markets have experienced extreme volatility and disruption as a result of the conflict between Russia and Ukraine, the conflict in the Middle East, and the recent rise in inflation, as well as the resulting governmental policies. We believe that such volatility and disruption are likely to continue into the foreseeable future. Market volatility and disruption could hinder our ability to obtain new debt financing or refinance our maturing debt on favorable terms or at all or to raise debt and equity capital.

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

Notes receivable in which we may invest in may be impacted by unfavorable real estate market conditions, which could decrease their value.
Investments in notes receivable involve special risks relating to the particular borrower, and we could be at risk of loss on that investment, including losses as a result of a default on the note. These losses may be caused by many conditions beyond our control, including economic conditions affecting real estate values, tenant defaults and lease expirations, interest rate levels, adverse rulings of bankruptcy courts, and the other economic and liability risks associated with real estate. We do not know whether the values of the property securing any of our real estate related investments will remain at the levels existing on the dates we initially make the related investment. If the values of the underlying properties drop, our risk will increase and the values of our interests may decrease.

During the second quarter of 2024, the Company recorded an $11 million credit loss reserve on the notes receivable with a tenant where collectibility was not reasonably assured. The tenant/borrower has experienced challenges with patient census and employee staffing, which has impacted cash flows from operations and the consistency of rent and interest payments to the Company. Changes in cash flows of the business, changes in market data, such as market multiples, and other relevant data may drive a change in the estimated value of the underlying collateral.

Delays in liquidating defaulted note investments could reduce our investment returns.
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

Due to the fast pace and unpredictability of cyber threats, measures for addressing cybersecurity risks may become obsolete quickly. Security breaches, including physical or electronic break-ins, computer viruses, malware, phishing attacks, worms, attacks by hackers or foreign governments, disruptions from unauthorized access and tampering

(including through social engineering such as phishing attacks), coordinated denial-of-service attacks, impersonation of authorized users and similar incidents, can create system disruptions, shutdowns or result in a loss of company assets or unauthorized disclosure of confidential information. The risk of security incidents has generally increased as the number, intensity and sophistication of attacks (including through the use of artificial intelligence) and intrusions from around the world have increased. In some cases, it may be difficult to anticipate or immediately detect such incidents and the damage they cause. In addition, our technology infrastructure and information systems are vulnerable to damage or interruption from natural disasters, power loss and telecommunications failures. Failure to maintain proper function, security and availability of our information systems and the data maintained in those systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

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

While the Biden Administration supported the Affordable Care Act and various institutions designed to support increased access to care, the Trump Administration's immediate actions to rescind various Biden Administration initiatives through its January 20, 2025 "Initial Rescission of Harmful Executive Orders and Actions" may signal its intent to reignite efforts to repeal the ACA or otherwise limit it in material ways.

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
Sources of revenue for our tenants typically include Medicare, Medicaid, private insurance payers and health maintenance organizations. Healthcare providers continue to face increased government and private payer pressure to control or reduce healthcare costs and significant reductions in healthcare reimbursement, including reduced reimbursements and changes to payment methodologies under the Affordable Care Act. In some cases, private insurers rely upon all or portions of the Medicare payment systems to determine payment rates which may result in decreased reimbursement from private insurers. The Affordable Care Act and associated regulations continue to encourage increasing enrollment in plans offered by private insurers who choose to participate in state-run exchanges, but potential changes by the Trump Administration affecting Medicaid and the availability of lower cost, lower coverage plans creates uncertainty around private insurer costs and, thereby, payment rates to providers.

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

Our tenants may be subject to compliance issues and cyber-attacks associated with the protection of personal information.
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

Additionally, all 50 states also maintain laws focused on the privacy, security and notification requirements with regard to personally identifiable information; some states include health and medical information in the definition of personally identifiable information. Providers may be obligated under state breach notification laws to notify individuals and regulators if personally identifiable information is compromised as defined by the respective law. In addition to federal regulators, state attorneys general are also enforcing information security breaches. Further, several states are now focused on expanding state privacy laws regarding personal information. For example, California maintains one of the more extensive laws in this area. California recently enacted the California Consumer Privacy Act, whose effects on our tenants' businesses vary and add to the risk profiles of those in California or who otherwise meet the law's requirements regarding revenue or California personal information metrics. Additionally, the California Privacy Rights Act passed in November 2020, with the majority of its provisions becoming operative January 1, 2023. These laws require our tenants to safeguard personal information, and potentially other information, against reasonably anticipated threats or hazards to the information.

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
As of December 31, 2024, we had $487.0 million outstanding under our Credit Facility, including our term loans. We do not anticipate that our internally generated cash flow will be adequate to repay our anticipated indebtedness upon maturity and, therefore, we expect to repay indebtedness through refinancings and future offerings of equity and debt securities, either of which we may be unable to secure on favorable terms or at all. Our level of debt and any limitations imposed upon us by our debt agreements could have adverse consequences, including the following:

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
At December 31, 2024, our debt to total capitalization ratio (debt plus stockholders' equity plus accumulated depreciation) was approximately 40.3%. Our current financing policy prohibits aggregate debt (secured or unsecured) in excess of 40% of the Company's total capitalization, except for short-term transitory periods. However, this debt limitation policy can be changed by our board of directors without stockholder approval and there are no provisions in our bylaws that limit our ability to incur indebtedness. We could alter the balance between our total outstanding indebtedness and the value of our properties at any time. If we become more highly leveraged, the resulting increase in outstanding debt could adversely affect our ability to make debt service payments, to pay our anticipated distributions and to make the distributions required to qualify as a REIT. The occurrence of any of the foregoing risks could adversely affect our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock.

Increases in interest rates may increase our interest expense and adversely affect our cash flows and our ability to service our indebtedness and to make distributions to our shareholders.
As of December 31, 2024, we had $137.0 million of variable-rate indebtedness outstanding that had not been swapped for a fixed interest rate. We expect that more of our indebtedness in the future, including borrowings under our Credit Facility, may be subject to variable interest rates. Increases in interest rates on any variable rate indebtedness will increase our interest expense, which could adversely affect our cash flow and our ability to pay distributions.

The Company may enter into swap agreements from time to time that may not effectively reduce its exposure to changes in interest rates.
The Company may enter into swap agreements from time to time that may not effectively reduce its exposure to changes in interest rates. As of December 31, 2024, the Company had 15 outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk for notional amounts totaling $350.0 million. The Company may enter into additional swap agreements in the future to manage some of its exposure to interest rate volatility. These swap agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements. In addition, these arrangements may not be effective in reducing the Company's exposure to changes in interest rates and no hedging activity can completely insulate us from the risks associated with changes in interest rates. Moreover, interest rate hedging could fail to protect us or adversely affect us because, among other things:

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

•we could be subject to the federal corporate alternative minimum tax and increased state and local taxes; and

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
Restricted stock or restricted stock units granted to our directors, executive officers and other employees under our 2024 Incentive Plan, and our various compensation plans, or the issuance of our common stock or OP Units in connection with future property, portfolio or business acquisitions and other issuances of our common stock could have an adverse effect on the market price of our common stock. Also, the existence of common stock issuable under our 2024 Incentive Plan may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities. In addition, future issuances of our common stock may be dilutive to existing stockholders.

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
Any sales of a substantial number of shares of our common stock, or the perception that those sales might occur, may cause the market price of our common stock to decline. After the expiration of any applicable transfer restrictions imposed by our 2024 Incentive Plan, stock purchase agreements or lockup agreements with us, our executive officers and directors will have the ability to sell all of any portion of the applicable common stock which could cause the market price of our common stock to decline.

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

Reporting to the Board of Directors
The Vice President of Information Technology, in his capacity, regularly informs the Chief Executive Officer and Chief Financial Officer of all aspects related to cybersecurity risks and incidents. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing the Company. Furthermore, significant cybersecurity matters, and strategic risk management decisions are escalated to the Board of Directors, ensuring that they have comprehensive oversight and can provide guidance on critical cybersecurity issues.

ITEM 2. PROPERTIES

In addition to the information provided below, see Item 1, "Business," Note 2 – Real Estate Investments to the Consolidated Financial Statements in Item 8 "Financial Statements and Supplementary Data," and Schedule III of Item 15 of this Annual Report on Form 10-K for more detailed information about the Company's properties as of December 31, 2024.

Scheduled Lease Expirations
As of December 31, 2024, the weighted average remaining years to maturity pursuant to the leases with our tenants was approximately 6.7 years, with expirations through 2044. The table below details scheduled lease expirations, as of December 31, 2024, for our properties for the periods indicated.

		Total Leased Square Footage		Annualized Lease Revenue
Year	Number of Leases Expiring	Amount (in thousands)	Percent (%)	Amount (in thousands)	Percent (%)
2025	68	402	10.0%	$10,312	9.6%
2026	72	554	13.7%	12,162	11.3%
2027	63	371	9.2%	7,870	7.3%
2028	58	386	9.6%	8,187	7.6%
2029	42	352	8.7%	8,775	8.1%
2030	20	159	3.9%	4,148	3.8%
2031	27	367	9.1%	10,024	9.3%
2032	14	148	3.7%	2,227	2.1%
2033	13	79	2.0%	1,656	1.5%
2034	23	327	8.1%	12,151	11.3%
Thereafter	29	870	21.6%	29,912	27.8%
Month-to-Month	7	18	0.4%	314	0.3%
Totals	436	4,033	100.0%	$107,738	100.0%

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

ITEM 4.    MINE SAFETY DISCLOSURES

None.

PART II.
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company's common stock are traded on the New York Stock Exchange under the symbol "CHCT." At February 11, 2025, there were 47 stockholders of record.

Future dividends will be declared and paid at the discretion of the Board of Directors. The Company’s ability to pay dividends is dependent upon its ability to generate funds from operations and cash flows, and to make accretive new investments.

Stock Performance Graph
The following graph compares, over a measurement period beginning December 31, 2019 and ending on December 31, 2024, the cumulative total return on our common stock with the cumulative total return on the stocks included in (i) the Russell 3000 Index and (ii) the NAREIT All Equity REIT Index. The performance graph assumes that the value of the investment in our common stock, the Russell 3000 Index and the NAREIT All Equity REIT Index was $100 at December 31, 2019 and that all dividends were reinvested. There can be no assurance that our common stock performance will continue in the future with the same or similar trends depicted in the stock performance graph below. We will not make or endorse any predictions as to future stock performance.

	Period Ending
Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Community Healthcare Trust Incorporated	$100.00	$114.20	$118.86	$94.24	$73.98	$58.09
Russell 3000 Index	$100.00	$120.89	$151.91	$122.73	$154.59	$191.39
NAREIT All Equity REIT Index	$100.00	$94.88	$134.06	$100.62	$112.04	$117.56

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

Real estate acquisitions
During the year ended December 31, 2024, the Company acquired nine real estate properties for an aggregate purchase price of approximately $72.1 million. Upon acquisition, the properties, totaling approximately 261,000 square feet, were 99.3% leased in the aggregate with lease expirations through 2039.

Real estate dispositions
During the year ended December 31, 2024, the Company disposed of two properties in Texas and a land parcel adjacent to a property in Georgia. The Company received net proceeds of approximately $2.3 million and recognized an immaterial gain in the aggregate on the dispositions.

Acquisition pipeline
The Company has entered into a definitive purchase agreement for a residential treatment campus consisting of five buildings with an expected purchase price of approximately $9.5 million and an expected return of 9.5%. The Company expects to close on this investment during the first quarter of 2025; however, the Company cannot provide assurance as to the timing of when, or whether, the transaction will actually close.

The Company also has seven properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $169.5 million. The Company's expected returns on these investments are approximately 9.1% to 9.75%. The Company anticipates closing on one of these properties in the first quarter of 2025 with the remainder throughout 2025, 2026 and 2027; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

Assets Held for Sale
The Company has two properties with an aggregate carrying balance of $6.8 million classified as held for sale. See Note 4 – Real Estate Acquisitions, Disposition, and Assets Held for Sale in the Consolidated Financial Statements for more details.

Leased square footage
As of December 31, 2024, our real estate portfolio was approximately 90.9% leased, excluding real estate assets held for sale. During the year ended December 31, 2024, we had expiring or terminated leases related to approximately 551,000 square feet, and we leased or renewed leases related to approximately 517,000 square feet.

Purchase Option Provisions
Certain of the Company's leases provide the lessee with a purchase option or a right of first refusal to purchase the leased property. The purchase option provisions generally allow the lessee to purchase the leased property at fair value or at an amount greater than the Company's gross investment in the leased property at the time of the purchase. The Company had an aggregate gross investment of approximately $31.5 million in nine real estate properties as of December 31, 2024 that were subject to exercisable purchase options.

Lease Expirations
Approximately 7.3% to 11.3% of our leases (based on annualized rent) will expire in each of the next 5 years. Management expects that many of the tenants will renew their leases, but in cases where they do not renew, the Company believes it will generally be able to re-lease the space to existing or new tenants without significant loss of rental income. See "Properties" in Item 2 for a schedule of the Company's lease expirations.

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

Interest Expense
During the first quarter of 2024, two interest rates swaps related to Term Loans matured and were replaced with two previously forward-starting swaps. Also, during the fourth quarter of 2024, the Company amended its Credit Facility to (i) increase the Revolving Credit Facility commitments, (ii) decrease pricing on the Revolving Credit Facility, (iii) extend maturity of the Revolving Credit Facility, and (iv) repay the $75.0 million A-3 Term loan with proceeds from the Revolving Credit Facility. Also, with the repayment of the A-3 Term loan, the interest rate swaps that previously hedged the A-3 Term Loan were reassigned to hedge $75.0 million of the Revolving Credit Facility through the swaps maturity date in 2026. During the fourth quarter of 2024, the Company's leverage ratio increased resulting in higher pricing on the Term Loans based on the pricing grid in our Credit Facility.

Executive Compensation
The Alignment of Interest Program was amended by the Board in the first quarter of 2024 to establish a maximum elective deferral percentage amount of 50% (previously 100%) of compensation allowed to be deferred and applied to the acquisition of restricted stock for certain participants in the program, and limit the duration of the restriction period election depending on each individual's retirement eligibility date. These changes were effective beginning January 1, 2024 for salary and other compensation deferrals and are effective for the annual bonus deferrals for the bonus period beginning July 1, 2024.

Further, in the first quarter of 2024, the also Board approved and adopted a new long-term incentive compensation structure for its executive officers, which includes the issuance of time-based RSUs and performance-based RSUs with three-year forward-looking performance targets. Historically, the Company had granted long-term incentive awards to its executive officers comprised of restricted stock that vested in eight years, based on backward-looking performance metrics. See Note 9 – Stock Incentive Plans for more details.

Results of Operations

The Company's consolidated results of operations for 2024 compared to 2023 were significantly impacted by acquisitions and other capital improvements in our real estate, including depreciation and amortization on our real estate portfolio, collectibility of lease payments, interest and notes receivable, general and administrative expenses, including the impact of changes to executive compensation programs and the accelerated amortization of stock-based compensation upon the passing of our former CEO in 2023, and interest expense.
Year Ended December 31, 2024 Compared to December 31, 2023

Revenues
Rental income increased approximately $5.9 million, or 5.4%, for the year ended December 31, 2024 compared to the same period in 2023 due mainly to the following:

•Income on properties acquired during 2024 and 2023 increased rental income by approximately $11.0 million; partially offset by

•A reduction in rental income related to tenants on cash basis during 2024 and 2023 totaling approximately $4.0 million (including $0.7 million of straight-line rent); and

•A reduction in rental income of $1.1 million due mainly to lease terminations, including two Genesis Care leases with the Company that were rejected in 2023 as part of the Genesis Care bankruptcy.

Other operating interest decreased approximately $2.9 million, or 70.7%, for the year ended December 31, 2024 compared to the same period in 2023 due mainly to the following:

•A reduction in interest totaling $2.7 million due to reversing interest and placing notes on nonaccrual status during 2024 related to a geriatric inpatient behavioral hospital tenant;

•A reduction in interest totaling $0.3 million due to amortizing payments on notes receivable; offset partially by

•An increase in interest totaling $0.1 million due to a new note entered into during 2024.

Expenses
Property operating expenses increased approximately $2.1 million, or 10.2%, for the year ended December 31, 2024 compared to the same period in 2023 due mainly to the following:

•Property operating expenses on properties acquired during 2024 and 2023 resulted in an increase of approximately $1.7 million;

•Property insurance expense increased approximately $0.2 million; and

•Landscaping and snow plow expense increased approximately $0.2 million.

General and administrative expenses decreased approximately $8.3 million, or 30.3%, for the year ended December 31, 2024 compared to the same period in 2023 due mainly to the following:

•The Company recorded an $11.8 million non-cash charge in 2023 due to the acceleration of unamortized deferred compensation for non-vested restricted common shares held by the Company's former CEO upon his passing; partially offset by

•An increase in the non-cash amortization of deferred compensation in 2024 compared to 2023 of approximately $1.8 million due to the issuance of additional restricted shares and from the impact of adopting the new executive compensation program in during 2024, and cash compensation of approximately $1.7 million due mainly to adopting the new executive compensation program which limited the maximum elective deferral percentages of salary and bonus for the executives as described in more detail in Note 9 – Stock Incentive Plan to the Condensed Consolidated Financial Statements.

Depreciation and amortization expense increased approximately $3.1 million, or 7.8%, for the year ended December 31, 2024 compared to the same period in 2023 due mainly to the following:

•Depreciation and amortization related to properties acquired during 2024 and 2023 accounted for an increase of approximately $5.0 million;

•Depreciation related to tenant and other improvements accounted for an increase of approximately $4.7 million; offset partially by

•Real estate intangible assets acquired prior to 2023 that became fully depreciated resulted in a decrease of approximately $3.5 million; and

•Depreciation and amortization on the properties classified as held for sale during 2023 and 2024 resulted in a decrease of approximately $1.6 million; and

•Accelerated amortization of lease intangibles on the two GenesisCare properties where the leases were rejected in their 2023 bankruptcy resulted in a decrease of approximately $1.5 million.

Interest expense
Interest expense increased approximately $5.9 million, or 33.2%, for the year ended December 31, 2024 compared to the same period in 2023. Contractual interest due under the Credit Facility increased $5.5 million due to a pricing grid increase on hedged debt in the fourth quarter of 2024 due to increased leverage ratio, a higher weighted average balance on the Revolving Credit Facility, along with a rise in interest rates during 2024 as compared to 2023. See Note 5 – Debt, net to the Consolidated Financial Statements. Also, capitalized interest decreased by $0.4 million in 2024 compared to 2023.

Credit loss reserve
A credit loss reserve totaling $11.0 million was recorded in 2024 related to notes receivable with a geriatric inpatient behavioral hospital tenant as the Company had determined that collectability of contractual amounts due was not reasonably assured.

Deferred income tax expense
Deferred income tax expense decreased approximately $0.3 million for the year ended December 31, 2024 compared to the same period in 2023. During 2023, the Company fully reserved its deferred tax asset.

Interest and other income
Interest and other income decreased approximately $0.3 million for the year ended December 31, 2024 compared to the same period in 2023. Interest and other income for 2024 included an undistributed allowance for tenant improvements totaling $0.3 million for a lease that expired and $0.2 million of earnest money on a terminated contract on a property held for sale. Interest and other income for 2023 included a net casualty gain relating to a property totaling $0.7 million.

Year Ended December 31, 2023 Compared to December 31, 2022

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” in our 2023 Annual Report on Form 10-K for a comparison of the year ended December 31, 2023 compared to December 31, 2022, which is incorporated by reference.

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

Financing Policy
The Company’s current financing policy prohibits aggregate debt (secured or unsecured) in excess of 40% of the Company's total capitalization, except for short-term, transitory periods. At December 31, 2024, our debt to total capitalization ratio (debt plus stockholders' equity plus accumulated depreciation) was approximately 40.3%.

Sources and Uses of Cash
The Company derives most of its revenues from its real estate properties, collecting rental income and operating expense reimbursements based on contractual arrangements with its tenants. These sources of revenue represent our primary source of liquidity to fund our dividends, general and administrative expenses, property operating expenses, interest expense on our Credit Facility and other expenses incurred related to managing our existing portfolio and investing in additional properties. To the extent additional resources are needed, the Company will fund its investment activity generally with net proceeds from equity or debt issuances, including our at-the-market equity offering program, either in the public or private markets, from our Credit Facility, or from asset sales.

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

Operating Activities
Cash flows provided by operating activities for the years ended December 31, 2024, 2023 and 2022 were approximately $58.9 million, $61.4 million, and $60.3 million, respectively. Cash flows provided by operating activities for the years ended December 31, 2024, 2023 and 2022 were generally provided by contractual rents and interest on notes receivables, net of property operating expenses not reimbursed by the tenants and general and administrative expenses.

Investing Activities
Cash flows used in investing activities for the years ended December 31, 2024, 2023 and 2022 were approximately $92.7 million, $113.7 million, and $113.8 million, respectively. During 2024, the Company invested in nine real estate properties for cash consideration of approximately $72.4 million, and sold two properties and a land parcel, for net proceeds of approximately $2.3 million. During 2023, the Company invested in 19 real estate properties and one land parcel for an aggregate cash consideration of approximately $98.9 million. During 2022, the Company invested in 18 real estate properties for an aggregate cash consideration of approximately $96.7 million. In addition, during 2024, 2023 and 2022, the Company funded notes receivable of approximately $3.1 million, $2.0 million, and $9.7 million, respectively, and received payments in 2024, 2023 and 2022 on notes receivable of approximately $5.1 million, $3.9 million, and $3.0 million, respectively. Also, during 2023, the Company received insurance proceeds from a casualty loss of approximately $2.3 million, and the Company funded capital expenditures, including tenant improvements, during 2024, 2023 and 2022 totaling approximately $24.6 million, $19.0 million, and $10.4 million, respectively.

Financing Activities
Cash flows provided by financing activities for the years ended December 31, 2024, 2023 and 2022 were approximately $33.5 million, $44.9 million, and $62.7 million, respectively. During 2024, 2023 and 2022, the Company paid dividends totaling approximately $51.7 million, $48.1 million and $44.5 million, respectively. During 2024, 2023 and 2022, the Company completed equity offerings under its at-the-market program, resulting in net proceeds, net of underwriters' discount and offering costs, of approximately $7.3 million, $44.0 million and $20.2 million, respectively. During 2024 and 2023, the Company borrowed, on a net basis, approximately $162.0 million and $50.0 million, respectively, and in 2022, the Company repaid, on a net basis, approximately $12.0 million respectively, on its Revolving Credit Facility. During 2024, the Company amended its Credit Facility to increase its Revolver limit and extend maturity, and repaid $75.0 million in Term Loans under its Credit Facility and incurred $3.4 million in additional debt issuance costs. In 2022, the Company amended its Credit Facility and borrowed $150.0 million in Term Loans under its Credit Facility and incurred $0.8 million in additional debt issuance costs, and repaid $50.0 million in Term Loans under its Credit Facility. During 2024, 2023 and 2022, the Company had mortgage note repayments totaling approximately $4.8 million, $0.1 million and $0.1 million, respectively. During 2024 and 2023, the Company withheld shares and paid taxes totaling approximately $0.8 million and $1.0 million upon the vesting of stock-based awards for certain employees.

Automatic Shelf Registration Statement
On November 2, 2022, the Company filed an automatic shelf registration statement on Form S-3 with the SEC. The registration statement was for an indeterminate number of securities and is effective for three years. On February 18, 2025, the Company filed Post-Effective Amendment No. 1 to its automatic registration statement on Form S-3 because the Company expected that it would no longer qualify as a well-known seasoned issuer (as such term is defined under Rule 415 of the Securities Act of 1933, as amended) upon the filing of its Annual Report on Form 10-K for the year ended December 31, 2024. Post-Effective Amendment No. 1 included disclosure required for registrants other than a well-known seasoned issuer and made certain other amendments. Under this registration statement, the Company has the capacity to offer and sell from time to time various types of securities, including common stock, preferred stock, depository shares, rights, debt securities, warrants and units. Promptly after filing of its Annual Report on Form 10-K for the year ended December 31, 2024, the Company intends to file a new non-automatic shelf registration statement on Form S-3.

ATM Program
The Company has an at-the-market offering program ("ATM Program"), with Piper Sandler & Co., Piper Sandler Financial Products II Inc., Evercore Group L.L.C., Fifth Third Securities, Inc., Huntington Securities, Inc., Janney Montgomery Scott LLC, KeyBanc Capital Markets Inc., Regions Securities LLC, Truist Bank, and Truist Securities, Inc. in their capacities as Sales Agents, Forward Purchasers and/or Forward Sellers (each, an “Agent”, and, collectively, the “Agents”). On February 18, 2025, the Company amended the ATM Program to remove/add Agents, reduce the aggregate sales price from $500.0 million to $300.0 million, and add forward sale capabilities. Under the amended ATM Program, the Company may issue and sell shares of its common stock, having an aggregate gross sales price of up to $300.0 million, exclusive of shares of Common Stock sold under its prior agreements with our Agents. The shares of common stock may be sold from time to time through or to one or more of the Agents, as may be determined by the Company in its sole discretion, subject to the terms and conditions of the agreement and applicable law. As of December 31, 2024, the Company had a $500.0 million ATM program, of which approximately $426.3 million remained available to be issued.

Security Deposits
As of December 31, 2024, the Company held approximately $2.9 million in security deposits, included in other liabilities, on the Consolidated Statement of Operations, for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon the security deposits if there are any defaults under the leases.

Credit Facility
The Company's third amended and restated credit agreement, as amended (the "Credit Facility") provides for a $400.0 million revolving credit facility (the "Revolving Credit Facility") and $275.0 million in term loans (the "Term Loans"), as well as an accordion feature which allows borrowings up to a total of $875.0 million, including the ability to add and fund additional term loans. The Company has entered into interest rate swaps to fix the interest rates on the Term Loans and the portion of the Revolver balance that was used to repay a Term Loan. Note 5 – Debt, net to the Consolidated Financial Statements provides more details on the Credit Facility and Note 6 – Derivative Financial Instruments provides more detail on interest rate swaps entered into on the Term Loans. At December 31, 2024, the Company had borrowing capacity remaining under the Revolving Credit Facility of approximately $188.0 million.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. The Company was in compliance with its financial covenants under its Credit Facility as of December 31, 2024.

Ground Leases
At December 31, 2024, the Company was obligated, as the lessee, under four non-prepaid ground leases accounted for as operating leases with expiration dates through 2076, including renewal options, and two non-prepaid ground leases accounted for as a financing lease with an expiration date through 2109, including renewal options. Any rental increases related to the Company's ground leases are generally either stated or based on the Consumer Price Index. At December 31, 2024, the Company's aggregate obligation under these ground leases was approximately $8.7 million. See Note 3 – Real Estate Leases to the Consolidated Financial Statements.

Acquisition Pipeline
The Company has entered into a definitive purchase agreement for a residential treatment campus consisting of five buildings with an expected purchase price of approximately $9.5 million and an expected return of 9.5%. The Company expects to close on this investment during the first quarter of 2025; however, the Company cannot provide assurance as to the timing of when, or whether, the transaction will actually close.

The Company also has seven properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $169.5 million. The Company's expected returns on these investments are approximately 9.1% to 9.75%. The Company anticipates closing on one of these properties in the first quarter of 2025 with the remainder throughout 2025, 2026 and 2027; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

The Company anticipates funding these investments with cash from operations, or with net proceeds from equity or debt issuances, from our Credit Facility, or from asset sales.

Tenant Improvements and Capital Improvements
The Company may provide tenant improvement allowances in new or renewal leases for the purpose of refurbishing or renovating tenant space. The Company may also assume tenant improvement obligations included in leases acquired in its real estate acquisitions. As of December 31, 2024, the Company had approximately $26.5 million in commitments for tenant improvements. Four of these projects, with remaining obligations totaling $11.1 million as of December 31, 2024, represent redevelopment projects of the buildings into different healthcare uses backed by long term leases.

The Company has entered into contracts with various vendors for various capital improvement projects related to its portfolio. As of December 31, 2024, the Company had approximately $2.0 million in commitments for capital improvement projects; four of these projects totaling $0.3 million, represent redevelopment projects of the buildings into different healthcare uses backed by long-term leases.

The Company anticipates funding these investments with cash from operations, through proceeds from its Credit Facility or from net proceeds from additional debt or equity offerings.

Notes Receivable
The Company has two notes with a tenant with unfunded commitments remaining totaling approximately $6.0 million at December 31, 2024. See Note 10 – Other Assets, net to the Consolidated Financial Statements.

Dividends
The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT.

During 2024, 2023 and 2022, the Company paid cash dividends in the amounts of $1.845 per share, $1.805 per share and $1.765 per share, respectively.

On February 13, 2025, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.4675 per share. The dividend is payable on March 5, 2025 to stockholders of record on February 24, 2025.
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

The table below reconciles net income to FFO and AFFO for the years ended December 31, 2024, 2023, and 2022.

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2024	2023	2022
Net (loss) income	$(3,181)	$7,714	$22,019
Real estate depreciation and amortization	43,277	40,103	32,602
Credit loss reserve (1)	11,000	—	—
Impairments, net of net gains on the sales of depreciable real estate assets	121	102	—
Total adjustments	54,398	40,205	32,602
FFO	$51,217	$47,919	$54,621
Straight-line rent	(1,942)	(3,052)	(3,444)
Stock-based compensation	9,987	8,166	9,415
Accelerated amortization of stock-based compensation (2)	—	11,799	—
Net gain from insurance recovery on casualty loss	—	(706)	—
AFFO	$59,262	$64,126	$60,592
FFO per diluted common share	$1.91	$1.86	$2.24
AFFO per diluted common share	$2.21	$2.49	$2.49
Weighted Average Common Shares Outstanding-Diluted (3)	26,843	25,752	24,379
____________________________
(1) During the second quarter of 2024, the Company recorded an $11.0 million credit loss reserve on notes receivable with a geriatric inpatient behavioral hospital tenant where collectibility was not reasonably assured. The Company's notes receivable are considered incidental to the Company's main business.
(2) Non-cash accelerated amortization of stock-based compensation totaling $11.8 million was recorded in 2023 upon the passing of the Company's former CEO.
(3) Diluted weighted average common shares outstanding for FFO are calculated based on the treasury method, rather than the 2-class method used to calculate earnings per share.

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

The table below reconciles net income to NOI for the years ended December 31, 2024, 2023, and 2022.

	Year Ended December 31,
(In thousands)	2024	2023	2022
Net (loss) income	$(3,181)	$7,714	$22,019
General and administrative (1)	19,058	15,539	14,837
Accelerated amortization of deferred compensation	—	11,799	—
Depreciation and amortization	42,778	39,693	32,339
Credit loss reserve	11,000	—	—
Impairments, net of net gains on the sales of depreciable real estate assets	121	102	—
Interest expense	23,706	17,792	11,873
Deferred income taxes	—	306	41
Interest and other income, net	(530)	(813)	(66)
NOI	$92,952	$92,132	$81,043
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

The table below reconciles net income to EBITDAre and Adjusted EBITDAre for the years ended December 31, 2024, 2023, and 2022.

	Year Ended December 31,
(In thousands)	2024	2023	2022
Net income	$(3,181)	$7,714	$22,019
Interest expense	23,706	17,792	11,873
Depreciation and amortization	42,778	39,693	32,339
Deferred income tax expense	—	306	41
Impairments, net of net gains on the sales of depreciable real estate assets	121	102	—

EBITDAre	$63,424	$65,607	$66,272
Non-cash stock-based compensation expense (1)	9,987	8,166	9,415
Credit loss reserve	11,000	—	—
Accelerated amortization of deferred compensation	—	11,799	—
Net gain from insurance recovery on casualty loss	—	(706)	—
Adjusted EBITDAre	$84,411	$84,866	$75,687
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

Revenue Recognition
The primary source of revenue for the Company is generated through its leasing arrangements with its tenants which is accounted for under Accounting Standards Codification Topic 842 ("ASC Topic 842"), or through notes with its borrowers which is covered under ASC 310. The Company's rental income and interest income are recognized based on contractual arrangements with its tenants and borrowers. From the inception of a lease, if collection of substantially all of the lease payments is probable for a tenant, then rental income is recognized as earned over the life of the lease agreement on a straight-line basis. Management's judgment is necessary if or when it determines that collection of substantially all of a lessee’s payments is not probable, upon which time, the Company will revert to recognizing such lease payments on a cash basis and will reverse any recorded receivables related to that lease. In the event that management subsequently determines collection of substantially all of that lease’s receivable is probable, management will reinstate and record all such receivables for the lease in accordance with the lease.

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
The Company evaluates factors such as its historical credit loss experience with the borrower or similar financial assets, current economic conditions, current and expected future financial condition of the borrower, as well as payment history of the borrower, along with other relevant factors for each borrower or similar instruments. If a sale of the borrower's collateral, such as the underlying business or real estate, is expected to repay amounts due to the Company, the Company will also evaluate the value of the underlying collateral in measuring any expected credit loss which may include, but is not limited to, the borrower's current or projected operating cash flows and financial performance, the borrower's ability to refinance the loan, market liquidity and/or other circumstances that could impact the borrower's ability to satisfy its obligations under its notes with the Company.

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

As of December 31, 2024, the Company's Revolving Credit Facility and Term Loans were based on variable interest rates while its notes receivable bore interest at fixed rates. The Company has entered into interest rate swaps to fix the interest rates on its Term Loans and $75.0 million of the $212.0 million Revolver Credit Facility borrowings outstanding as of December 31, 2024.

The following table provides information regarding the sensitivity of certain of the Company’s financial instruments, reflecting the effect of hedging instruments, as described above, to market conditions and changes resulting from changes in interest rates. For purposes of this analysis, sensitivity is demonstrated based on hypothetical 10% changes in the underlying market interest rates.

			Impact on Earnings and Cash Flows
(Dollars in thousands)	Outstanding Principal Balance at December 31, 2024	Calculated Annual Interest Expense	Assuming 10% Increase in Market Interest Rates	Assuming 10% Decrease in Market Interest Rates
Variable Rate Debt:
Revolving Credit Facility, unhedged	$137,000	$8,790	$(879)	$879
Revolving Credit Facility, hedged (1)	$75,000	$3,406	$—	$—
A-4 Term Loan (1)	$125,000	$4,494	$—	$—
A-5 Term Loan (1)	$150,000	$8,423	$—	$—
___________
(1) The Company has interest rate swaps that fix the interest rates for $75 million of the Revolving Credit Facility and all of the A-4 Term Loan and the A-5 Term Loan; therefore, changes in the interest rates will not impact our earnings or cash flows.

		Fair Value
(Dollars in thousands)	Outstanding Principal Balance at December 31, 2024	December 31, 2024	Assuming 10% Increase in Market Interest Rates	Assuming 10% Decrease in Market Interest Rates	December 31, 2023
Fixed Rate Receivables/Payable:
Notes Receivable, Level 2 (1)	$7,180	$7,248	$7,208	$7,281	$13,161
Notes Receivable (2)	$21,547	$10,547	$10,547	$10,547	$22,435
Mortgage Note Payable (1)	$—	$—	$—	$—	$4,821
___________
(1) Level 2 - Fair value based on quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets.
(2) Calculated using Level 3 inputs at December 31, 2024 and Level 2 inputs at December 31, 2023. At December 31, 2024, the carrying amount, net of credit loss reserve, was $10,547.

Inflation
Inflation has significantly increased during the past couple of years and a prolonged period of high and persistent inflation could cause an increase in our expenses, capital expenditures, and cost of our variable-rate borrowings which could have a material impact on our financial position or results of operations. Many of our lease agreements contain provisions designed to mitigate the adverse impact of inflation, including annual rent increases based on stated increases or CPI increases. In response to inflationary pressures, the Federal Reserve raised interest rates in 2022 and 2023, however, the Federal Reserve lowered interest rates in 2024 and may provide additional rate cuts during 2025. Higher interest rates may adversely impact real estate asset values and increase our interest expense on our variable-rate borrowings under our revolving credit facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Community Healthcare Trust Incorporated
Franklin, Tennessee
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Community Healthcare Trust Incorporated (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 18, 2025 expressed an unqualified opinion thereon.
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

Asset Impairment – Assessment of Recoverability for Real Estate Properties
The Company recorded total real estate properties, net of accumulated depreciation, of approximately $903 million as of December 31, 2024. As described in Note 1 to the consolidated financial statements, the Company assesses the potential for impairment of long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicates that the carrying value might not be fully recoverable. A long-lived asset is tested for impairment when management’s estimate of current and projected, undiscounted and unleveraged, operating cash flows of the property is less than the net carrying value of the long-lived asset. In determining these cash flows, the Company estimates market rents, capitalization rates, and other relevant inputs.

We identified management's assessment of recoverability for certain real estate properties as a critical audit matter. The determination of the operating cash flows used in recoverability tests requires judgment and estimation of certain assumptions, including market rents and capitalization rates. Auditing management’s judgments were especially challenging and required increased auditor effort, including the use of professionals with specialized knowledge and skills in valuation.

The primary procedures we performed to address this critical audit matter included:

•Assessing the reasonableness of certain assumptions used by management in their recoverability test by:

◦Utilizing professionals with specialized knowledge and skills in valuation specific to market rents and capitalization rates.

◦Performing independent research by comparing capitalization rates to third party market data.

Current Expected Credit Losses – Estimation of Fair Value of Underlying Collateral of Notes Receivable
As described in Notes 1 and 10 to the consolidated financial statements, the Company estimates credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument and is required to record a credit loss expense (or reversal) in each reporting period. The Company evaluates factors such as its historical credit loss experience with the borrower or similar financial assets, current economic conditions, current and expected future financial condition of the borrower, as well as payment history of the borrower. If a sale of the borrower's collateral, such as the underlying business or real estate, is expected to repay amounts due to the Company, the Company will also evaluate the value of the underlying collateral in measuring any expected credit loss. During 2024, the Company determined that the collectability of a term loan and revolver loan secured by assets and ownership interests of the tenant/borrower was not reasonably assured and valued the notes based on its estimated value of the underlying collateral. As a result, the Company recorded an $11.0 million credit loss reserve related to its notes receivable with the tenant/borrower.

We identified the estimation of the fair value of the underlying collateral of notes receivable as a critical audit matter. Estimating the fair value of the underlying collateral requires management to obtain certain tenant/borrower data, including earnings before income taxes, depreciation, and amortization (“EBITDA”), and to make certain valuation assumptions using such tenant/borrower and industry data. Auditing management’s estimation of fair value, including the data used, was especially challenging and required increased auditor effort, including the use of professionals with specialized knowledge and skills in valuation.

The primary procedures we performed to address this critical audit matter included:

•Utilizing professionals with specialized knowledge and skills in valuation to assess the reasonableness of the fair value of the underlying collateral of the notes receivable by developing an independent estimate of the fair value of the underlying collateral.

•Testing the completeness and accuracy of the tenant/borrower data, including EBITDA, used in the estimation of the fair value of the underlying collateral.

/s/ BDO USA, P.C.
We have served as the Company's auditor since 2015.
Nashville, Tennessee
February 18, 2025

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	December 31,
	2024	2023
ASSETS
Real estate properties
Land and land improvements	$149,501	$136,532
Buildings, improvements, and lease intangibles	996,104	913,416
Personal property	326	299
Total real estate properties	1,145,931	1,050,247
Less accumulated depreciation	(242,609)	(200,810)
Total real estate properties, net	903,322	849,437
Cash and cash equivalents	4,384	3,491
Restricted cash	—	1,142
Assets held for sale	6,755	7,466
Other assets, net	78,102	83,876
Total assets	$992,563	$945,412

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Debt, net	$485,955	$403,256
Accounts payable and accrued liabilities	14,289	12,032
Other liabilities, net	16,354	16,868
Total liabilities	516,598	432,156

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 450,000 shares authorized; 28,242 and 27,613 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	282	276
Additional paid-in capital	704,524	688,156
Cumulative net income	85,675	88,856
Accumulated other comprehensive income	17,631	16,417
Cumulative dividends	(332,147)	(280,449)
Total stockholders’ equity	475,965	513,256
Total liabilities and stockholders' equity	$992,563	$945,412

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and shares in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
REVENUES
Rental income	$114,565	$108,682	$94,103
Other operating interest, net	1,221	4,163	3,576
	115,786	112,845	97,679

EXPENSES
Property operating	22,834	20,713	16,636
General and administrative	19,058	27,338	14,837
Depreciation and amortization	42,778	39,693	32,339
	84,670	87,744	63,812

OTHER (EXPENSE) INCOME
Impairments, net of net gains on the sales of depreciable real estate assets	(121)	(102)	—
Interest expense	(23,706)	(17,792)	(11,873)
Credit loss reserve	(11,000)	—	—
Deferred income tax expense	—	(306)	(41)
Interest and other income, net	530	813	66
	(34,297)	(17,387)	(11,848)
NET (LOSS) INCOME	$(3,181)	$7,714	$22,019

NET (LOSS) INCOME PER COMMON SHARE
Net (loss) income per common share - Basic	$(0.23)	$0.20	$0.81
Net (loss) income per common share - Diluted	$(0.23)	$0.20	$0.81
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC	26,530	25,202	23,631
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-DILUTED	26,530	25,202	23,631

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands)

	Year Ended December 31,
	2024	2023	2022

NET (LOSS) INCOME	$(3,181)	$7,714	$22,019
Other comprehensive income (loss):
Increase in fair value of cash flow hedges	11,625	3,803	27,380
Reclassification of amounts recognized as interest expense	(10,411)	(10,053)	267
Total other comprehensive income (loss)	1,214	(6,250)	27,647
COMPREHENSIVE (LOSS) INCOME	$(1,967)	$1,464	$49,666

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars and shares in thousands, except per share amounts)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Cumulative Net Income	Accumulated Other Comprehensive (Loss) Income	Cumulative Dividends	Total Stockholders' Equity
Balance at December 31, 2021	—	$—	24,983	$250	$595,624	$59,123	$(4,980)	$(187,905)	$462,112
Issuance of common stock, net of issuance costs	—	—	600	6	20,100	—	—	—	20,106
Stock-based compensation, net of forfeitures	—	—	314	3	9,412	—	—	—	9,415
Increase in fair value of cash flow hedges	—	—	—	—	—	—	27,380	—	27,380
Reclassification for amounts recognized as interest expense	—	—	—	—	—	—	267	—	267
Net income	—	—	—	—	—	22,019	—	—	22,019
Dividends to common stockholders ($1.765 per share)	—	—	—	—	—	—	—	(44,485)	(44,485)
Balance at December 31, 2022	—	$—	25,897	$259	$625,136	$81,142	$22,667	$(232,390)	$496,814
Issuance of common stock, net of issuance costs	—	—	1,385	14	44,021	—	—	—	44,035
Stock-based compensation, net of forfeitures	—	—	331	3	19,962	—	—	—	19,965
Shares withheld on vesting of stock-based compensation	—	—	—	—	(963)	—	—	—	(963)
Increase in fair value of cash flow hedges	—	—	—	—	—	—	3,803	—	3,803
Reclassification for amounts recognized as interest expense	—	—	—	—	—	—	(10,053)	—	(10,053)
Net income	—	—	—	—	—	7,714	—	—	7,714
Dividends to common stockholders ($1.805 per share)	—	—	—	—	—	—	—	(48,059)	(48,059)
Balance at December 31, 2023	—	$—	27,613	$276	$688,156	$88,856	$16,417	$(280,449)	$513,256
Issuance of common stock, net of issuance costs	—	—	313	3	7,169	—	—	—	7,172
Stock-based compensation, net of forfeitures	—	—	350	3	9,984	—	—	—	9,987
Shares withheld on vesting of stock-based compensation	—	—	(34)	—	(785)	—	—	—	(785)
Increase in fair value of cash flow hedges	—	—	—	—	—	—	11,625	—	11,625
Reclassification for amounts recognized as interest expense	—	—	—	—	—	—	(10,411)	—	(10,411)
Net loss	—	—	—	—	—	(3,181)	—	—	(3,181)
Dividends to common stockholders ($1.845 per share)	—	—	—	—	—	—	—	(51,698)	(51,698)
Balance at December 31, 2024	—	$—	28,242	$282	$704,524	$85,675	$17,631	$(332,147)	$475,965
See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Year Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES
Net (loss) income	$(3,181)	$7,714	$22,019
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	42,778	39,693	32,339
Other amortization	927	746	853
Stock-based compensation	9,987	8,166	9,415
Accelerated amortization of stock-based compensation	—	11,799	—
Straight-line rent receivables	(1,942)	(3,052)	(3,444)
Impairments, net of net gains on the sales of depreciable real estate assets	121	102	—
Credit loss reserve	11,000	—	—
Net gain from insurance recovery on casualty loss	—	(706)	—
Deferred income tax expense	—	306	41
Changes in operating assets and liabilities:
Other assets	(3,303)	(2,950)	(1,783)
Accounts payable and accrued liabilities	2,273	859	1,419
Other liabilities	221	(1,294)	(579)
Net cash provided by operating activities	58,881	61,383	60,280
INVESTING ACTIVITIES
Acquisitions of real estate	(72,368)	(98,897)	(96,691)
Proceeds from the sale of real estate	2,301	—	—
Funding of notes receivable	(3,075)	(1,985)	(9,705)
Proceeds from repayments on notes receivable	5,123	3,915	3,000
Insurance proceeds from casualty loss	—	2,273	—
Capital expenditures on existing real estate properties	(24,644)	(18,981)	(10,376)
Net cash used in investing activities	(92,663)	(113,675)	(113,772)
FINANCING ACTIVITIES
Net borrowings (repayments) on revolving credit facility	162,000	50,000	(12,000)
Term loan borrowings	—	—	150,000
Term loan repayments	(75,000)	—	(50,000)
Mortgage note repayments	(4,820)	(126)	(130)
Dividends paid	(51,698)	(48,059)	(44,485)
Proceeds from issuance of common stock	7,492	44,232	20,544
Taxes paid on behalf of employees and shares withheld upon shares vesting	(785)	(963)	—
Equity issuance costs	(223)	(227)	(392)
Debt issuance costs	(3,433)	—	(844)
Net cash provided by financing activities	33,533	44,857	62,693
(Decrease) Increase in cash, cash equivalents and restricted cash	$(249)	$(7,435)	$9,201
Cash, cash equivalents and restricted cash, beginning of period	4,633	12,068	2,867
Cash, cash equivalents and restricted cash, end of period	$4,384	$4,633	$12,068

	For the Year Ended December 31,
	2024	2023	2022
Supplemental Cash Flow Information:
Interest paid	$23,070	$17,114	$11,237
Invoices accrued for construction, tenant improvement and other capitalized costs	$4,608	$3,940	$4,359
Reclassification of registration statement costs incurred in prior year to equity issuance costs	$354	$197	$362
Increase in fair value of cash flow hedges	$11,625	$3,803	$27,380
Capitalized interest	$216	$611	$672
See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Overview
Community Healthcare Trust Incorporated (the ‘‘Company’’, ‘‘we’’, ‘‘our’’) was organized in the State of Maryland on March 28, 2014. The Company is a fully-integrated healthcare real estate company that owns and acquires real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers. As of December 31, 2024, we had gross investments of approximately $1.2 billion in 200 real estate properties (including a portion of one property accounted for as a sales-type lease with a gross amount totaling approximately $3.0 million and two properties classified as held for sale with an aggregate amount totaling approximately $6.8 million). The properties are located in 36 states, totaling approximately 4.4 million square feet in the aggregate and were approximately 90.9% leased, excluding real estate assets held for sale, at December 31, 2024 with a weighted average remaining lease term of approximately 6.7 years. Any references to square footage, property count, or occupancy percentages, and any amounts derived from these values in these notes to the consolidated financial statements are unaudited.

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

Segment Reporting
The Company acquires and owns, or finances, healthcare-related real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers throughout the U.S. The Company operates and manages its business as one reportable operating segment. Operating segments are defined as components of an enterprise where separate financial information is evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and assess performance. The Company's CODM is the Chief Executive Officer who reviews total consolidated assets and consolidated net income (loss) and assesses the

Notes to Consolidated Financial Statements - Continued
performance of the Company's portfolio and makes operating decisions accordingly. There are no significant segment expenses which require disclosure other than the expense categories on the Consolidated Statements of Operations.

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents includes short-term investments with original maturities of three months or less when purchased. Restricted cash consisted of amounts held by the lender of a mortgage note payable which provided for future real estate tax, insurance expenditures and tenant improvements related to one property. The mortgage note payable was repaid at maturity during 2024. The carrying amounts approximated fair value due to the short-term maturity of these investments. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Company's Consolidated Balance Sheets and Consolidated Statements of Cash Flows:

	December 31,
(Dollars in thousands)	2024	2023
Cash and cash equivalents	$4,384	$3,491
Restricted cash	—	1,142
Cash, cash equivalents and restricted cash	$4,384	$4,633

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

The allocation of real estate property acquisitions may include land and land improvements, building and building improvements, and identified intangible assets and liabilities (which can include above- and below-market leases, in-place leases, and tenant relationships) based on the evaluation of information and estimates available at the acquisition date, and we allocate the purchase price based on these assessments. We make estimates of the acquisition date fair value of the acquired tangible and intangible assets and assumed liabilities using information obtained from multiple sources as a result of pre-acquisition due diligence, tax records, and other sources, including third-party valuations. Based on these estimates, we recognize the acquired assets and assumed liabilities at their relative fair values for asset acquisitions. The fair value of tangible property assets acquired considers the value of the property as if vacant determined by a combination of comparable sales, replacement cost, income valuation approach and other relevant data. The determination of fair value involves the use of significant judgment and estimation. We value land based on various inputs, which may include internal analysis of recently acquired properties, existing comparable properties within our portfolio, or third-party appraisals or valuations based on comparable sales.

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

Long-lived Asset Impairments
The Company assesses the potential for impairment of identifiable, definite-lived, intangible assets and long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicates that the carrying value might not be fully recoverable. Indicators of impairment may include significant under-performance of an asset relative to historical or expected operating results; significant changes in the Company’s use of assets or the strategy for its overall business; plans to sell an asset before its depreciable life has ended; the expiration of a significant portion of leases in a property; or significant negative economic trends or negative industry trends for the Company or its operators. In addition, the Company’s review for possible impairment may include those assets subject to purchase options and those impacted by casualties, such as tornadoes and hurricanes or sustained changes to property occupancy. A long-lived asset is tested for impairment when management's estimate of current and projected, undiscounted and unleveraged, operating cash flows of the property is less than the net carrying value of the property. In determining these cash flows, the Company estimates market rents, capitalization rates, expected holding periods, and other relevant inputs. If management determines that the carrying value of the Company’s assets may not be fully recoverable based on the existence of any of the factors above, or others, management would measure and record an impairment charge based on the estimated fair value of the property or the estimated fair value less costs to sell the property. During the year ended December 31, 2024 and 2023, the Company recorded impairments on assets held for sale totaling approximately $0.1 million in each period. During the year ended December 31, 2022, no impairments on long-lived assets were recorded.

Assets Held for Sale
The Company may sell properties from time to time for various reasons, including the exercise of purchase options by our tenants. The Company classifies long-lived assets as held for sale once certain criteria have been met. The Company classifies a real estate property, or portfolio, as held for sale when: (i) management has approved the disposal, (ii) the property is available for sale in its present condition, (iii) an active program to locate a buyer has been initiated, (iv) it is probable that the property will be disposed of within one year, (v) the property is being marketed at a reasonable price relative to its fair value, and (vi) it is unlikely that the disposal plan will significantly change or be withdrawn. Following the classification of a property as “held for sale,” no further depreciation or amortization is recorded on the assets and the assets are recorded at the lower of carrying value or fair market value, less cost to sell. See Note 4 – Real Estate Acquisitions, Disposition, and Assets Held for Sale for more details.

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

Notes to Consolidated Financial Statements - Continued
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

Lease Accounting
As a lessor, we make a determination with respect to each of our leases whether they should be accounted for as sales-type, direct-financing, or operating leases. Additionally, for each of our real estate transactions involving the leaseback of the related property, or a portion of the related property, to the seller or affiliates of the seller, we determine whether these transactions qualify as sale and leaseback transactions under the accounting guidance in Accounting Standards Codification ("ASC") 842, Leases. For these transactions, we consider various inputs and assumptions including, but not necessarily limited to, lease terms, renewal options, discount rates, and other rights and provisions in the purchase and sale agreement, lease and other documentation to determine whether control has been transferred to the Company or remains with the lessee. A transaction involving a sale leaseback will be treated as a purchase of a real estate property if it is considered to transfer control of the underlying asset from the lessee to the Company. Criteria in determining the lease classification includes estimates and assumptions regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic useful life of the facilities, the existence of a purchase option, and certain other terms in the lease agreements, as well as the amounts we expect to derive from the underlying property at the end of each lease which equals our purchase price. The lease accounting guidance requires that a sale leaseback with an option to purchase the property from the landlord at the tenant's option be accounted for as a financing or sales-type lease. We expect that most of our leases will be accounted for as operating leases. The Company has a portion of one property accounted for as a sales-type lease at December 31, 2024 and 2023 included in other assets on the Consolidated Balance Sheets.

Payments received under operating leases are accounted for in the Consolidated Statements of Operations as rental income for actual cash rent collected plus or minus straight-line adjustments, such as lease escalators. The Company has elected not to separate lease and nonlease components, such as common area maintenance, unless certain conditions are not met. As such, tenant reimbursements are combined with rental income on the Consolidated Statements of Operations.

The Company is the lessee under four non-prepaid ground leases accounted for as operating leases and two non-prepaid ground leases accounted for as financing leases. The Company has elected not to separate lease and nonlease components, such as common area maintenance, unless certain conditions are not met. Discount rates are determined using Company specific incremental borrowing rates, which represent the rate of interest that it would pay to borrow on a fully collateralized basis over a similar term. Right-of-use lease assets are included in other assets, net and lease liabilities are included in other liabilities, net on the Company's Consolidated Balance Sheets.

Revenue Recognition
The primary source of revenue for the Company is generated through its leasing arrangements with its tenants which is accounted for under ASC Topic 842, or through notes with its borrowers which is covered under ASC 310. The Company's rental income and interest income are recognized based on contractual arrangements with its tenants and borrowers. From the inception of a lease, if collection of substantially all of the lease payments is probable for a tenant, then rental income is recognized as earned over the life of the lease agreement on a straight-line basis. Recognizing rental revenue on a straight-line basis for leases may result in recognizing revenue in amounts more or less than amounts currently due from tenants. The Company recognizes operating expense recoveries in the period

Notes to Consolidated Financial Statements - Continued
that applicable expenses are incurred. Other variable payments, such as late fees and sales tax are recognized based on the contractual terms of its leases. Income received but not yet earned is deferred until such time it is earned.

Losses from Operating Lease Receivables
We assess the probability of collecting substantially all rents under our leases, on a tenant-by-tenant basis, based on several factors, including, payment and default history, financial strength of the tenant and/or guarantors, historical and operating trends of the property, and the value of the underlying collateral, if any. If management determines that collection of substantially all of a lease’s payments is not probable, we will revert to recognizing such lease payments at the lesser of cash collected, lease income reflected on a straight-line basis, or another systematic basis plus variable rent when it becomes accruable and will reverse any recorded receivables related to that lease. At December 31, 2024 and 2023, the Company had reversed $3.3 million and $0.6 million, respectively, of lease receivables against rental income upon placing the respective leases on a cash basis, including $1.0 million and $0.1 million, respectively, of straight-line rent. In the event that management subsequently determines collection of substantially all of that lease’s receivable is probable, management will reinstate and record all such receivables for the lease in accordance with the lease terms. The Company maintains a general allowance for its lease receivables that the Company has determined are probable of collection. Accounts receivable, straight-line rent and related allowances are included in Other assets, net on the Company's Consolidated Balance Sheets and any offsetting reduction in income is included in rental income on the Company's Statements of Operations. During December 31, 2024 and 2023, the Company had a general allowance for lease receivables of $0.4 million and $0.3 million, respectively.

Credit Losses on Notes and Interest Receivables
Historically, the Company has at times entered into notes with certain of its tenants for working capital or other needs. We consider our notes to be incidental to our main business of acquiring and leasing healthcare real estate. Credit losses on financial instruments are measured using an expected credit loss ("CECL") model in evaluating the collectability of notes receivable and other financial instruments. The CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, that considers forecasts of future economic conditions in addition to information about past events and current conditions. Under the CECL model, the Company estimates credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument and is required to record a credit loss expense (or reversal) in each reporting period. The Company evaluates factors such as its historical credit loss experience with the borrower or similar financial assets, current economic conditions, current and expected future financial condition of the borrower, as well as payment history of the borrower, along with other relevant factors for each borrower or similar instruments. If a sale of the borrower's collateral, such as the underlying business or real estate, is expected to repay amounts due to the Company, the Company will also evaluate the value of the underlying collateral in measuring any expected credit loss. Estimating the fair value of underlying collateral requires management to determine certain assumptions used for the estimation of fair value, including the determination of adjusted earnings before income taxes, depreciation and amortization ("EBITDA") and the selected EBITDA multiple range. The Company's financial instruments included in the scope of the CECL guidance are the principal balances of its tenant notes receivable and its net investment in a sales-type lease which are included in Other assets on the Company's Consolidated Balance Sheets.

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

During the year ended December 31, 2024, the Company recorded an $11.0 million credit loss reserve, and reversed or placed $2.8 million of interest on cash basis on notes receivable with a tenant. No credit loss or interest reserves were recorded for the year ended December 31, 2023.

Notes to Consolidated Financial Statements - Continued
Stock-Based Compensation
The Company's 2024 Incentive Plan, as amended (the "2024 Incentive Plan") is intended to attract and retain qualified persons upon whom, in large measure, our sustained progress, growth and profitability depend, to motivate the participants to achieve long-term company goals and to more closely align the participants’ interests with those of our other stockholders by providing them with a proprietary interest in our growth and performance. The 2024 Incentive Plan, as amended, was approved by our stockholders at our annual meeting on May 2, 2024. The 2024 Incentive Plan replaced our 2014 Incentive Plan, as amended, (the "2014 Incentive Plan") which expired on March 31, 2024. The 2024 Incentive Plan, which will expire on March 4, 2034, implements several changes from the previous 2014 Incentive Plan:

•Freezes all awards under the 2014 Incentive Plan as of its expiration date;
•Removes the "evergreen provision" which allowed for the incremental automatic increase in the number of shares of common stock reserved for issuance under the 2014 Incentive Plan;
•Increases the number of shares of common stock authorized for issuance under the 2024 Incentive Plan to 1,150,000;
•Expands the types of awards that may be awarded under the 2024 Incentive Plan, allowing for the grant of RSUs and other types of awards other than restricted stock;
•Limits the maximum elective deferral percentage amount of salary and bonus to 50% to the acquisition of restricted stock for certain participants (previously 100%), and
•Limits the duration of the restriction period election depending on the retirement eligibility date per those participant's employment agreement.

The deferral and restriction period limitations were effective beginning January 1, 2024 for salary and other compensation deferrals and effective for performance periods commencing on and after July 1, 2024 for cash bonus deferrals.

The three distinct programs under the 2024 Incentive Plan are the Fourth Amended and Restated Alignment of Interest Program, the Fourth Amended and Restated Executive Officer Incentive Program and the Second Amended and Restated Non-Executive Officer Incentive Program. Our executive officers, officers, employees, consultants and non-employee directors are eligible to participate in the 2024 Incentive Plan. The 2024 Incentive Plan is administered by the Company’s compensation committee, which interprets the 2024 Incentive Plan and has broad discretion to select the eligible persons to whom awards will be granted, as well as the type, size and terms and conditions of each award, including the number of shares subject to awards and the expiration date of, and the vesting schedule or other restrictions (including, without limitation, restrictive covenants) applicable to, awards. The Company recognizes share-based payments to its directors and employees in its Consolidated Statements of Operations on a straight-line basis over the shorter of the requisite service period, retirement eligibility date, or other period as deemed appropriate based on the fair value of the award on the grant date. In the event of a forfeiture, the previously recognized expense would be reversed.

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

Notes to Consolidated Financial Statements - Continued
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

The Company classifies interest and penalties related to uncertain tax positions, if any, in the Consolidated Statements of Operations as a component of general and administrative expenses. No such amounts were recognized during 2024, 2023 or 2022.

The Company is subject to audit by the Internal Revenue Service and by state taxing authorities for the years ended December 31, 2023, 2022, and 2021.

Sales and Use Taxes
The Company must pay sales and use taxes to certain state tax authorities based on rental income collected from tenants in properties located in those states. The Company is generally reimbursed for those taxes by those tenants. The Company accounts for the payments to the taxing authority and subsequent reimbursement from the tenant on a net basis, included in rental income on the Company’s Consolidated Statements of Operations.

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

Our unvested restricted common stock and time-based restricted stock units outstanding contain non-forfeitable rights to dividends, and accordingly, these awards are deemed to be participating securities. These participating securities, under the 2-class method, are excluded in the earnings allocation in computing both basic and diluted earnings per common share.

Notes to Consolidated Financial Statements - Continued
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) that requires a Company to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. In addition, ASU 2023-07 requires the annual disclosure of the CODM's title and a description of how the CODM uses the segment's profit/loss measure to assess performance and to allocate resources. We adopted this standard for the year ended December 31, 2024. While the adoption has no impact on our financial statements, it has resulted in incremental disclosures within the footnotes to our Consolidated Financial Statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to provide disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. One of the amendments in ASU 2023-09 includes disclosure of, on an annual basis, a tabular rate reconciliation (using both percentages and reporting currency amounts) of (i) the reported income tax expense (or benefit) from continuing operations, to (ii) the product of the income (or loss) from continuing operations before income taxes and the applicable statutory federal income tax rate of the jurisdiction of domicile using specific categories, including separate disclosure for any reconciling items within certain categories that are equal to or greater than a specified quantitative threshold of 5%. ASU 2023-09 also requires disclosure of, on an annual basis, the year-to-date amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign jurisdictions, including additional disaggregated information on income taxes paid (net of refunds received) to an individual jurisdiction equal to or greater than 5% of total income taxes paid (net of refunds received). The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. While the adoption is not expected to have an impact on our financial statements, it is expected to result in incremental disclosures within the footnotes to our Consolidated Financial Statements.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, that will require entities to provide enhanced disclosures related to certain expense categories included in income statement captions. ASU 2024-03 aims to increase transparency and provide investors with more detailed information about the nature of expenses reported on the face of the income statement. The new standard does not change the requirements for the presentation of expenses on the face of the income statement. Entities will be required to disaggregate, in a tabular format, expense captions presented on the face of the income statement, including but not limited to employee compensation, intangible asset amortization, and depreciation and amortization. For any remaining items within each relevant expense caption, entities must provide a qualitative description of the nature of those expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027 though early adoption is permitted. While the adoption is not expected to have an impact on our financial statements, it is expected to result in incremental disclosures within the footnotes to our Consolidated Financial Statements.

Notes to Consolidated Financial Statements - Continued
NOTE 2. REAL ESTATE INVESTMENTS

As of December 31, 2024, we had gross real estate investments of approximately $1.2 billion in 200 real estate properties (including a portion of one property accounted for as a sales type lease with a gross amount totaling approximately $3.0 million, included in other assets on the Consolidated Balance Sheets, and two properties classified as held for sale with an aggregate amount totaling approximately $6.8 million). The Company's real estate investments are diversified by property type, geographic location, and tenant as shown in the following tables.

Property Type	# of Properties	Gross Investment (in thousands)
Medical Office Building	93	$468,334
Inpatient Rehabilitation Hospitals	9	198,319
Acute Inpatient Behavioral	5	130,535
Specialty Centers	37	117,814
Physician Clinics	35	108,116
Behavioral Specialty Facilities	12	62,080
Surgical Centers and Hospitals	7	49,019
Long-term Acute Care Hospitals	2	21,484
Total	200	$1,155,701

State	# of Properties	Gross Investment (in thousands)
Texas	16	$184,081
Illinois	20	140,803
Ohio	26	115,200
Florida	25	110,298
Pennsylvania	16	67,741
All Others	97	537,578
Total	200	$1,155,701

Primary Tenant	# of Properties	Gross Investment (in thousands)
Lifepoint Health	5	$86,687
US HealthVest	3	77,964
All Others (less than 4%)	192	991,050
Total	200	$1,155,701

Notes to Consolidated Financial Statements - Continued
Depreciation and amortization expense was $42.8 million, $39.7 million and $32.3 million, respectively, for the years ended December 31, 2024, 2023 and 2022, which is included on the Company's Consolidated Statements of Operations. Depreciation and amortization is recognized on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives of our real estate properties at December 31, 2024 are as follows:

Land improvements	2 - 20 years
Buildings	7 - 50 years
Building improvements	1.4 - 39.8 years
Tenant improvements	2.0 - 15.1 years
Lease intangibles	1.4 - 13.7 years
Personal property	3 -10 years

NOTE 3. REAL ESTATE LEASES

Lessor Accounting
The Company’s properties are generally leased pursuant to non-cancelable, fixed-term operating leases with expiration dates through 2044. The Company’s leases generally require the lessee to pay minimum rent, with fixed rent renewal terms or increases based on a Consumer Price Index and may also include additional rent, which may include taxes (including property taxes), insurance, maintenance and other operating costs associated with the leased property. The real estate properties were 90.9% leased, excluding real estate assets held for sale, at December 31, 2024 with a weighted average remaining lease term of approximately 6.7 years.

Future Minimum Lease Payments
Future minimum lease payments under the non-cancelable operating leases due the Company for the years ending December 31, as of December 31, 2024, are as follows (in thousands):

2025	$100,825
2026	91,755
2027	84,194
2028	77,176
2029	67,149
2030 and thereafter	347,199
$768,298
Customer Concentrations
The Company's real estate portfolio is leased to a diverse tenant base. See Note 2 – Real Estate Investments. For the years ended December 31, 2024, 2023 and 2022, the Company had no customers that accounted for more than 10% of its consolidated total revenues.

Geographic Concentrations
The Company's portfolio was located in 36 states at December 31, 2024. For the year ended December 31, 2024, 39.0% of our consolidated total revenues was derived from properties located in Texas (17.1%), Illinois (11.3%), and Ohio (10.6%). For the year ended December 31, 2023, 38.4% of our consolidated total revenue was derived from properties located in Texas (14.7%), Ohio (12.7%) and Illinois (11.0%). For the year ended December 31, 2022, 40.5% of our consolidated total revenue was derived from properties located in Texas (15.9%), Ohio (12.4%) and Illinois (12.2%).

Purchase Option Provisions
Certain of the Company's leases provide the lessee with a purchase option or a right of first refusal to purchase the leased property. The purchase option provisions generally allow the lessee to purchase the leased property at fair

Notes to Consolidated Financial Statements - Continued
value or at an amount greater than the Company's gross investment in the leased property at the time of the purchase. The Company had an aggregate gross investment of approximately $31.5 million in nine real estate properties as of December 31, 2024 that were subject to exercisable purchase options.

Straight-line rental income
Rental income is recognized as earned over the life of the lease agreement on a straight-line basis when collection of rental payments over the term of the lease is probable. Straight-line rent included in rental income was approximately $1.9 million, $3.1 million, and $3.4 million, respectively, for the years ended December 31, 2024, 2023 and 2022.

Prepaid rent
Income received but not yet earned is deferred until such time it is earned. Prepaid rent, included in other liabilities, net on the Consolidated Balance Sheets, was approximately $6.5 million and $5.2 million, respectively, at December 31, 2024 and 2023.

Sales-type lease
The Company has a portion of one property accounted for as a sales-type lease with a gross amount totaling approximately $3.0 million included in other assets, net on the Company's Consolidated Balance Sheet. Future lease payments due to the Company under this lease for the years ending December 31, as of December 31, 2024, are as follows (in thousands):

2025	$356
2026	367
2027	378
2028	389
2029	401
2030 and thereafter	4,420
Total undiscounted lease receivable	6,311
Discount	(3,299)
Lease receivable	$3,012

During the year ended December 31, 2024 and 2023, the Company recognized interest income of approximately $0.3 million and $0.3 million, respectively, related to this lease which is included in other operating interest on the Company's Consolidated Statement of Operations.

Lessee Accounting
At December 31, 2024, the Company was obligated, as the lessee, under four non-prepaid ground leases accounted for as operating leases with expiration dates through 2076, including renewal options, and two non-prepaid ground leases accounted for as a financing lease with an expiration date through 2109, including renewal options. Any rental increases related to the Company's ground leases are generally either stated or based on the Consumer Price Index.

Notes to Consolidated Financial Statements - Continued
The Company's future lease payments under these non-prepaid ground leases were as follows (in thousands):

	Operating	Financing
2025	$44	$154
2026	44	154
2027	45	154
2028	46	154
2029	47	154
2030 and thereafter	1,055	6,649
Total undiscounted lease payments	1,281	7,419
Discount	(518)	(4,157)
Lease liabilities	$763	$3,262

Other information regarding our ground leases are disclosed in the following tables.

	For the Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Operating lease costs:
Fixed rent expense	$207	$179	$177
Financing lease costs:
Amortization of right of use asset	59	59	53
Interest expense	162	122	122
Net lease costs	$428	$360	$352

Net lease costs and location in the accompanying consolidated statements of operations:
Property operating expense	$207	$179	$177
Depreciation and amortization	59	59	53
Interest expense	162	122	122
Net lease costs	$428	$360	$352

Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$43	$42	$41
Finance leases	154	141	130
	$197	$183	$171

Supplemental non-cash information on lease liabilities resulting from obtaining right of use assets:
Right of use assets obtained in exchange for finance lease obligations	—	—	728
	$—	$—	$728

Notes to Consolidated Financial Statements - Continued

	Year Ended December 31,
	2024	2023
Operating leases:
Weighted-average remaining lease term in years (including renewal options)	33.9	35.1
Weighted-average discount rate	4.0%	4.0%

Financing leases:
Weighted-average remaining lease term in years (including renewal options)	38.8	39.8
Weighted-average discount rate	4.3%	4.2%

NOTE 4. REAL ESTATE ACQUISITIONS, DISPOSITION, AND ASSETS HELD FOR SALE

2024 Real Estate Acquisitions
During the year ended December 31, 2024, the Company acquired nine real estate properties as detailed in the table below. Upon acquisition, the properties were 99.3% leased in the aggregate with lease expirations through 2039. Amounts recorded in revenues and net income for these properties were approximately $5.2 million and $2.8 million, respectively, and transaction costs totaling approximately $0.7 million were capitalized for the year ended December 31, 2024 relating to these property acquisitions.

Location	Property Type (1)	Date Acquired	Purchase Price	Cash Consideration	Real Estate	Other (2)	Square Footage
			(000's)	(000's)	(000's)	(000's)	(Unaudited)
New Bedford, MA	LTACH	01/31/24	$6,500	$6,540	$6,547	$(7)	70,657
Elkton, MD	MOB	03/25/24	4,500	4,578	4,757	(179)	19,656
Bemidji, MN	MOB	03/29/24	16,534	16,519	16,658	(139)	45,800
Bemidji, MN	MOB	03/29/24	6,666	6,660	6,717	(57)	28,900
San Antonio, TX	IRF	04/16/24	23,500	23,547	23,547	—	38,009
Camp Hill, PA	PC	07/22/24	6,200	6,308	6,323	(15)	20,400
Wentzville, MO	PC	12/13/24	1,464	1,486	1,564	(78)	7,900
Shiloh, IL	PC	12/13/24	3,819	3,820	3,897	(77)	16,212
Rolling Meadows, IL	PC	12/19/24	2,942	2,910	3,011	(101)	13,700
			$72,125	$72,368	$73,021	$(653)	261,234

(1) LTACH - Long Term Acute Care Hospital; MOB - Medical Office Building; IRF - Inpatient Rehabilitation Facility; PC - Physicians Clinic
(2) Includes items including, but not limited to, other assets, liabilities assumed, and security deposits.

Notes to Consolidated Financial Statements - Continued
The following table summarizes the estimated relative fair values of the assets acquired and liabilities assumed in the property acquisitions for the year ended December 31, 2024.

	Estimated Fair Value	Weighted Average Useful Life
	(In thousands)	(In years)
Land and land improvements	$9,241	8.9
Building and building improvements	58,764	34.4
Intangibles:
At-market lease intangibles	5,016	3.9
Above-market lease intangibles	121	5.0
Below-market lease intangibles	(344)	2.6
Total intangibles	4,793
Accounts receivable and other assets acquired	50
Accounts payable, accrued liabilities and other liabilities acquired	(338)
Prorated rent, interest and operating expense reimbursement amounts collected	(142)
Total cash consideration	$72,368

Dispositions
During the year ended December 31, 2024, the Company disposed of two properties in Texas and a land parcel adjacent to a property in Georgia. The Company received net proceeds of approximately $2.3 million and recognized an immaterial gain in the aggregate on the dispositions.

No properties were disposed of during 2023.

Assets Held for Sale
The Company had two properties classified as assets held for sale as of December 31, 2024 and had two properties classified as assets held for sale as of December 31, 2023. The Company sold a property during 2024 that was classified as held for sale at December 31, 2023 and recorded impairment charges on the property of $0.1 million in each of the years ended December 31, 2023 and 2024 based on estimated sale prices. The table below reflects the real estate assets classified as assets held for sale as of December 31, 2024 and December 31, 2023.

(Dollars in thousands)	December 31, 2024	December 31, 2023
Balance Sheet data:
Land	$1,225	$1,576
Building, improvements, and lease intangibles	8,218	10,056
	9,443	11,632
Accumulated depreciation	(2,688)	(4,166)
Assets held for sale, net	$6,755	$7,466

2023 Real Estate Acquisitions
During the year ended December 31, 2023, the Company acquired 19 real estate properties as detailed in the table below. Upon acquisition, the properties were 99.2% leased in the aggregate with lease expirations through 2038. Amounts recorded in revenues and net income for these properties were approximately $6.7 million and $2.0 million, respectively, and transaction costs totaling approximately $1.6 million were capitalized for the year ended December 31, 2023 relating to these property acquisitions.

Notes to Consolidated Financial Statements - Continued

Location	Property Type (1)	Date Acquired	Purchase Price	Cash Consideration	Real Estate	Other (2)	Square Footage
			(000's)	(000's)	(000's)	(000's)	(Unaudited)
LaGrange, GA	MOB	1/18/2023	$8,007	$8,087	$8,118	$(31)	55,310
West Point, GA	MOB	1/18/2023	811	819	822	(3)	5,600
Canton, OH	MOB	1/30/2023	3,669	3,706	4,287	(581)	27,920
Scranton, PA	MOB	2/23/2023	1,957	2,165	2,317	(152)	22,743
Scranton, PA	MOB	2/23/2023	2,207	2,366	2,340	26	15,768
LaGrange, GA	MOB	3/6/2023	6,469	6,458	6,622	(164)	31,473
LaGrange, GA	MOB	3/6/2023	249	294	300	(6)	2,972
Lakeland, FL	Land	4/3/2023	838	845	846	(1)	—
Hermitage, PA	MOB	5/4/2023	4,218	4,382	4,529	(147)	25,982
San Antonio, TX	MOB	5/22/2023	2,772	2,783	3,031	(248)	12,376
Clinton, MD	MOB	6/21/2023	7,850	7,807	7,867	(60)	37,344
Ft. Myers, FL	MOB	7/28/2023	10,646	10,739	10,952	(213)	43,322
Ft. Myers, FL	MOB	7/28/2023	582	588	497	91	3,200
Immokalee, FL	MOB	7/28/2023	847	863	881	(18)	6,757
El Paso, TX	IRF	7/31/2023	23,500	23,538	23,538	—	37,992
Beaver, PA	MOB	8/24/2023	3,330	3,496	3,581	(85)	15,878
Westlake, OH	MOB	8/25/2023	2,425	2,444	2,535	(91)	14,100
Newcastle, PA	MOB	9/15/2023	10,375	10,613	11,239	(626)	56,003
Crystal Lake, IL	MOB	10/6/2023	4,049	2,964	3,160	(196)	17,543
Crystal Lake, IL	MOB	10/6/2023	3,044	3,940	4,394	(454)	30,718

			$97,845	$98,897	$101,856	$(2,959)	463,001

(1) MOB - Medical Office Building; IRF - Inpatient Rehabilitation Facility
(2) Includes items including, but not limited to, other assets, liabilities assumed, and security deposits.

The following table summarizes the estimated relative fair values of the assets acquired and liabilities assumed in the property acquisitions for the year ended December 31, 2023.

	Estimated Fair Value	Weighted Average Useful Life
	(In thousands)	(In years)
Land and land improvements	$19,443	8.6
Building and building improvements	70,496	30.4
Intangibles:
At-market lease intangibles	11,917	4.4
Above-market lease intangibles	976	5.1
Below-market lease intangibles	(3,135)	5.1
Total intangibles	9,758
Accounts receivable and other assets acquired	304
Accounts payable, accrued liabilities and other liabilities acquired	(798)
Financing right-of-use lease asset acquired	—
Financing lease liability acquired	—
Prorated rent, interest and operating expense reimbursement amounts collected	(306)
Total cash consideration	$98,897

Notes to Consolidated Financial Statements - Continued
NOTE 5. DEBT, NET

The table below details the Company's debt, net as of December 31, 2024 and December 31, 2023.

	Balance as of December 31,
(Dollars in thousands)	2024	2023	Maturity Dates
Credit Facility:
Revolving Credit Facility	$212,000	$50,000	10/29
A-3 Term Loan, net (1)	—	74,730	—
A-4 Term Loan, net	124,635	124,522	3/28
A-5 Term Loan, net	149,320	149,189	3/30
Mortgage Note Payable, net (2)	—	4,815	—
	$485,955	$403,256
_______________
(1) The A-3 Term Loan was repaid with proceeds from the Revolving Credit Facility in October 2024.
(2) The mortgage note payable was repaid at maturity in May 2024.

Credit Facility
The Company's third amended and restated credit agreement, as amended (the "Credit Facility") is by and among Community Healthcare Trust Incorporated, as borrower, the several banks and financial institutions party thereto as lenders, and Truist Bank, as administrative agent.

On October 16, 2024, the Company entered into a second amendment to the third amended and restated credit agreement (the "Second Amendment"). The Second Amendment, among other things, (i) increased the Company's Revolving Credit Facility from $150.0 million to $400.0 million, (ii) extended the maturity date of the Revolving Credit Facility from March 19, 2026 to October 16, 2029, and (iii) lowered pricing on the Revolving Credit Facility by 10 to 30 basis points, depending on the Company's leverage ratio. Proceeds from the increased Revolving Credit Facility were used to repay the existing $75.0 million A-3 Term Loan which was scheduled to mature on March 29, 2026. In addition, amounts outstanding under the Revolving Credit Facility prior to the second Amendment will remain outstanding. Interest rate swaps previously entered into to fix the interest rates on the A-3 Term Loan will remain in place on the Revolving Credit Facility through their maturity on March 29, 2026.

The Credit Facility provides for a $400.0 million revolving credit facility (the "Revolving Credit Facility") and $275.0 million in term loans (the "Term Loans"). The Revolving Credit Facility matures on October 16, 2029 . The Term Loans include a seven-year term loan facility in the aggregate principal amount of $125.0 million (the "A-4 Term Loan") which matures on March 19, 2028, and a seven-year and three-month term loan facility in the aggregate principal amount of $150.0 million (the "A-5 Term Loan) which matures on March 14, 2030. Loans under the Credit Facility are interest only with principal amounts due as of each facility's applicable maturity date.

Amounts outstanding under the Revolving Credit Facility bear interest at a floating rate based on the Company's option, on either: (i) adjusted term SOFR or adjusted daily simple SOFR plus 1.15% to 1.75% or (ii) a base rate plus 0.15% to 0.75% in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.20% of the amount of the unused portion of the Revolving Credit Facility if amounts borrowed are greater than 33.3% of the borrowing capacity under the Revolving Credit Facility and 0.25% of the unused portion of the Revolving Credit Facility if amounts borrowed are less than or equal to 33.3% of the borrowing capacity under the Revolving Credit Facility. The Company had $212.0 million outstanding under the Revolving Credit Facility with a borrowing capacity remaining of approximately $188.0 million at December 31, 2024.

Notes to Consolidated Financial Statements - Continued
Amounts outstanding under the Term Loans bear interest at a floating rate that is based, at the Company's option, on either (i) adjusted term SOFR or adjusted daily SOFR plus 1.65% to 2.30%, plus a simple SOFR adjustment equal to 0.10% per annum, or (ii) a base rate plus 0.65% to 1.30%, in each case, depending upon the Company’s leverage ratio.

The Company has entered into interest rate swaps to fix the interest rates on the Term Loans and a portion of the Revolving Credit Facility. At December 31, 2024, the Company had fixed the $275.0 million outstanding under the Term Loans and $75.0 million of the Revolving Credit Facility, which had an aggregate fixed weighted average interest rate under the swaps of approximately 4.7% and 3.8%, respectively. See Note 6 – Derivative Financial Instruments for more details on the interest rate swaps. The floating rate for the $137.0 million of the Revolving Credit Facility not under a swap at December 31, 2024 was approximately 6.0%.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. The Company was in compliance with its financial covenants under its Credit Facility as of December 31, 2024.

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

As of December 31, 2024, the Company had fifteen outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk for notional amounts totaling $350.0 million, which mature between 2026 and 2030, at the maturity dates of the associated term loans (see Note 5 – Debt, net for additional details). Two previously forward-starting interest rate swaps for notional amounts totaling $50.0 million became effective March 29, 2024, upon maturity of two swaps for notional amounts totaling $50.0 million.

Notes to Consolidated Financial Statements - Continued
Tabular Disclosure of Fair Value of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2024 and 2023.

	Asset Derivatives Fair Value at December 31,			Liability Derivatives Fair Value at December 31,
(in thousands)	2024	2023	Balance Sheet Classification	2024	2023	Balance Sheet Classification
Interest rate swaps	$17,631	$16,417	Other assets, net	$—	$—	Other liabilities, net

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income ("AOCI") and are subsequently reclassified to interest expense in the period that the hedged forecasted transaction affects earnings.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s Term Loans. During the next twelve months, the Company estimates that an additional $6.4 million will be reclassified from AOCI as a decrease to interest expense.

Tabular Disclosure of the Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2024 and 2023.

	For the Year Ended December 31,
(Dollars in thousands)	2024	2023
Amount of unrealized gain recognized in OCI on derivative	$11,625	$3,803
Amount of (gain) loss reclassified from AOCI into interest expense	$(10,411)	$(10,053)
Total interest expense presented in the Consolidated Statements of Operations in which the effects of the cash flow hedges are recorded	$23,706	$17,792

Tabular Disclosures of Offsetting Derivatives
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of December 31, 2024 and December 31, 2023. The net amounts of derivative assets can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value above provides the location that derivative assets are presented on the Consolidated Balance Sheets. There were no derivative liabilities as of December 31, 2024 and December 31, 2023.

Offsetting of Derivative Assets (as of December 31, 2024)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$17,631	$—	$17,631	$—	$—	$17,631

Offsetting of Derivative Assets (as of December 31, 2023)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$16,417	$—	$16,417	$—	$—	$16,417

Notes to Consolidated Financial Statements - Continued

Credit-risk-related Contingent Features
As of December 31, 2024, the Company did not have any derivatives in a net liability position, and had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company terminated these interest rate swaps or breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.

NOTE 7. STOCKHOLDERS' EQUITY

Common Stock
The following table provides a reconciliation of the beginning and ending common stock balances for the years ended December 31, 2024, 2023 and 2022:

	For the Year Ended December 31,
(Amounts in thousands)	2024	2023	2022
Balance, beginning of period	27,613	25,897	24,983
Issuance of common stock	313	1,385	600
Vested RSUs	11	—	—
Restricted stock issued, net of withheld and forfeited	305	331	314
Balance, end of period	28,242	27,613	25,897

ATM Program
The Company has an at-the-market offering program ("ATM Program"), with Piper Sandler & Co., Piper Sandler Financial Products II Inc., Evercore Group L.L.C., Fifth Third Securities, Inc., Huntington Securities, Inc., Janney Montgomery Scott LLC, KeyBanc Capital Markets Inc., Regions Securities LLC, Truist Bank, and Truist Securities, Inc. in their capacities as Sales Agents, Forward Purchasers and/or Forward Sellers (each, an “Agent”, and, collectively, the “Agents”). On February 18, 2025, the Company amended the ATM Program to remove/add Agents, reduce the aggregate sales price from $500.0 million to $300.0 million, and add forward sale capabilities. Under the amended ATM Program, the Company may issue and sell shares of its common stock, having an aggregate gross sales price of up to $300.0 million, exclusive of shares of Common Stock sold under its prior agreements with our Agents. The shares of common stock may be sold from time to time through or to one or more of the Agents, as may be determined by the Company in its sole discretion, subject to the terms and conditions of the agreement and applicable law.

The Company's activity under the ATM Program for the years ended December 31, 2024, 2023, and 2022 is detailed in the table below. As of December 31, 2024, the Company had a $500.0 million ATM program, of which approximately $426.3 million remained available to be issued.

	For the Year Ended December 31,
(Shares in thousands, except per share amounts)	2024	2023	2022
Shares issued	313	1,385	600
Net proceeds received (in millions)	$7.5	$44.2	$20.5
Average gross sales price per share	$24.38	$32.56	$34.94

Shelf Registration Statement
On November 2, 2022, the Company filed an automatic shelf registration statement on Form S-3 with the SEC. The registration statement was for an indeterminate number of securities and is effective for three years. On February 18, 2025, the Company filed Post-Effective Amendment No. 1 to its automatic registration statement on Form S-3. Under this registration statement, the Company has the capacity to offer and sell from time to time various types of securities, including common stock, preferred stock, depository shares, rights, debt securities, warrants and units.

Notes to Consolidated Financial Statements - Continued
Dividends Declared
During 2024, the Company declared and paid dividends totaling $1.845 per common share as shown in the table below.

Declaration Date	Record Date	Date Paid	Amount Per Share
February 8, 2024	February 20, 2024	March 1, 2024	$0.4575
April 25, 2024	May 10, 2024	May 24, 2024	$0.4600
July 25, 2024	August 9, 2024	August 23, 2024	$0.4625
October 24, 2024	November 8, 2024	November 22, 2024	$0.4650

During 2023, the Company declared and paid dividends totaling $1.8050 per common share as shown in the table below.

Declaration Date	Record Date	Date Paid	Amount Per Share
February 9, 2023	February 21, 2023	March 1, 2023	$0.4475
April 27, 2023	May 12, 2023	May 26, 2023	$0.4500
July 27, 2023	August 11, 2023	August 25, 2023	$0.4525
October 26, 2023	November 9, 2023	November 24, 2023	$0.4550

NOTE 8. INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted income per common share.

	Year Ended December 31,
(Dollars and shares in thousands, except per share data)	2024	2023	2022
Net (loss) income	$(3,181)	$7,714	$22,019
Participating securities' share in earnings	(2,795)	(2,619)	(2,847)
Net (loss) income, less participating securities' share in earnings	$(5,976)	$5,095	$19,172

Weighted Average Common Shares Outstanding
Weighted average common shares outstanding	27,993	26,649	25,218
Unvested restricted shares	(1,463)	(1,447)	(1,587)
Weighted average common shares outstanding–Basic	26,530	25,202	23,631
Weighted average common shares–Basic	26,530	25,202	23,631
Dilutive potential common shares (1)	—	—	—
Weighted average common shares outstanding –Diluted	26,530	25,202	23,631

Basic (Loss) Income per Common Share	$(0.23)	$0.20	$0.81

Diluted (Loss) Income per Common Share	$(0.23)	$0.20	$0.81
_______________
(1) For the year ended December 31, 2024, 77,136 shares issuable upon vesting of the performance-based restricted stock units granted to certain employees during 2024 were not included in dilutive securities as the performance thresholds for vesting of these units were not met as measured as of December 31,2024 and because the effect would have been anti-dilutive due to the loss from continuing operations for the year ended December 31, 2024. The Company had no other potentially dilutive securities for the years ended December 31, 2024, 2023 or 2022.

Notes to Consolidated Financial Statements - Continued
NOTE 9. STOCK INCENTIVE PLANS

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
Shares issued under the 2024 Incentive Plan are generally subject to long-term, fixed vesting periods of 3 to 8 years. If an employee or director voluntarily terminates his or her relationship with the Company or is terminated for cause before the end of the vesting period, the shares are forfeited. Recipients of restricted stock awards and time-based units have the right to receive dividends and the right to vote the shares.

Programs under the 2024 Incentive Plan
The Company's various programs under the 2024 Incentive Plan have been amended during 2024 for various items, including: (i) allowing for the grant of RSUs and other types of awards other than restricted stock; (ii) limiting the maximum elective deferral percentage amount of salary and bonus to 50% for certain participants (previously 100%); and (iii) limiting the duration of the restriction period election depending on the retirement eligibility date per those participant's employment agreement. The deferral and restriction period limitations were effective beginning January 1, 2024 for salary and other compensation deferrals and are effective for performance periods beginning July 1, 2024 for cash bonus deferrals.

Alignment of Interest Program
The Alignment of Interest Program, as amended (the "Alignment of Interest Program") authorizes the Company to issue 1,000,000 shares of the Company’s common stock to its employees and directors in lieu of the employee's or director's cash compensation (the "Program Pool"), at their election. As of December 31, 2024, the Company had issued a total of 823,291 restricted shares under the Program Pool in lieu of cash compensation to its employees and directors, with 176,709 authorized shares remaining which had not been issued.

The Company's Alignment of Interest Program is designed to provide the Company's employees and directors with an incentive to remain with the Company and to incentivize long-term growth and profitability. The Alignment of Interest Program was amended on January 2, 2024 to implement (i) a maximum elective deferral percentage amount of 50% of compensation allowed to be deferred and applied to the acquisition of restricted stock for certain participants in the program who have written employment agreements (“Affected Participants”), and (ii) a limit on the duration of the restriction period selected by the Affected Participants in relation to their Retirement Eligibility (as defined in their employment agreements). The changes under the Alignment of Interest Program were effective (i) beginning January 1, 2024 for salary and other compensation deferrals and (ii) starting with performance periods commencing on and after July 1, 2024 for cash bonus deferrals. The number of shares granted will be increased through a Company match depending on the length of the vesting period selected by the employee or director. Employees may select vesting periods of 3 years, 5 years, or 8 years, subject to limitations of employment agreements, with a 30%, 50%, and 100% Company match, respectively. Directors may select vesting periods of 1 year, 2 years, or 3 years, with a 20%, 40%, or 60% Company match, respectively.

Officer Incentive Programs
The Fourth Amended and Restated Executive Officer Incentive Program (the “Executive Officer Incentive Program”) provides for individual and Company performance awards of cash and/or restricted stock and three-year long term incentive plan (“LTIP”) awards consisting of RSUs. The Second Amended and Restated Non-Executive

Notes to Consolidated Financial Statements - Continued
Officer Incentive Program (the "Non-Executive Officer Incentive Program") provides for individual and Company performance awards of cash and/or restricted stock. Company performance awards for the performance period ending June 30, 2024 were based on a targeted dividend payout ratio. Company performance awards for the performance period beginning July 1, 2024, are based on certain Company metrics which may include adjusted funds from operations ("AFFO"), dividend payout ratio, and debt to total capitalization ratio, as applicable. LTIP awards are based on the Company's total shareholder return ("TSR") growth and the Company's TSR compared to its peers.

Restricted Stock Awards
A summary of the activity under the 2014 Incentive Plan and 2024 Incentive Plan and related information for the years ended December 31, 2024, 2023, and 2022 is included in the table below.

	Year Ended December 31,
(dollars and shares in thousands, except per share amounts)	2024	2023	2022
Stock-based awards, beginning of year	1,374	1,708	1,416
Stock in lieu of compensation	157	141	116
Stock awards	182	220	202
Total Granted	339	361	318
Vested (1)	(152)	(692)	(22)
Forfeited	(1)	(3)	(4)
Stock-based awards, end of year	1,560	1,374	1,708

Weighted average grant date fair value, per share, of:
Stock-based awards, beginning of year	$36.45	$37.43	$33.89
Stock-based awards granted during the year	$21.69	$36.78	$41.45
Stock-based awards vested during the year	$22.37	$35.38	$23.54
Stock-based awards forfeited during the year	$39.21	$43.83	$41.87
Stock-based awards, end of year	$35.52	$36.45	$37.43
Grant date fair value of shares granted during the year	$7,335	$13,220	$13,232
___________
(1) Vested shares for the twelve months ended December 31, 2023 included the accelerated vesting of 625 thousand shares upon the passing of our former CEO and President.

The Company had nonvested stock-based compensation that had not yet been recognized of approximately $25.2 million and $26.8 million, respectively, at December 31, 2024 and 2023. The vesting periods for the non-vested shares granted during 2024 ranged from 3 to 8 years with a weighted-average amortization period remaining as of December 31, 2024 of approximately 6.17 years. Compensation expense recognized during the years ended December 31, 2024, 2023, and 2022 from the amortization of the value of shares over the vesting period was approximately $8.9 million, $20.0 million and $9.4 million, respectively, which are included in general and administrative expenses on the consolidated statements of operations.

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

Notes to Consolidated Financial Statements - Continued
Restricted Stock Units
The 2024 Incentive Plan, and previous 2014 Incentive Plan, provide for the award of restricted stock units ("RSUs"). The Company historically granted long-term incentive awards to its executive officers which was comprised of restricted stock that vested in 8 years, based on backward-looking performance metrics. On January 2, 2024, the Board approved and adopted a new incentive compensation structure for its executive officers, including the issuance of time-based and performance-based RSUs with three-year forward-looking performance targets beginning with an initial performance period beginning July 1, 2023.

On January 2, 2024, under the 2014 Incentive Plan, the Company granted performance-based and time-based RSUs to its executive officers. These RSUs, with a grant date value totaling $2.6 million, are forward-looking with a three-year performance period beginning July 1, 2023. The performance-based RSUs were valued by independent specialists utilizing a Monte Carlo simulation to calculate the weighted average grant date fair values of $13.67 per share for the Absolute TSR RSUs and $20.77 per share for the Relative TSR RSUs. The grant date fair value of the time-based RSUs was based on the Company's stock price on the grant date of $26.62. The combined weighted average grant date fair value of the RSUs granted was $19.24 per share. The following assumptions were used in valuing the performance-based RSUs:

Volatility	25.0%
Dividend assumption	5.4%
Expected term	3 years
Risk-free rate	4.3%
Stock price (per share)	$26.62

A summary of the Company's RSU activity during the twelve months ended months ended December 31, 2024, 2023 and 2022, respectively, is included in the table below, as well as compensation expense recognized from the amortization of the value of RSUs over the applicable vesting periods, included in general and administrative expenses on the Consolidated Statements of Operations.

	Year Ended December 31,
(Dollars and RSUs in thousands)	2024	2023	2022
Restricted Stock Units, beginning of period	—	—	—
Absolute TSR Performance-based RSUs granted (1)	57	—	—
Relative TSR Performance-based RSUs granted (1)	43	—	—
Time-based RSUs granted (2)	34	—	—
Total RSUs granted	134	—	—
Vested RSUs (2)	(11)	—	—
Restricted Stock Units, end of period	123	—	—

Weighted average grant date fair value of:
Stock-based units, beginning of year	$—	$—	$—
Stock-based units granted during the year	$19.24	$—	$—
Stock-based units vested during the year	$26.62	$—	$—
Stock-based units, forfeited during the year	$—	$—	$—
Stock-based units, end of year	$18.56	$—	$—
Grant date fair value of units granted during the year	$2,570	$—	$—
______________
(1) The number of Performance-based RSUs granted were based on target levels. Actual number of shares granted will be based on performance at the end of the performance period which is June 30, 2026. The Performance-based RSUs, if earned, will vest at the end of the performance period.
(2) The number of Time-based RSUs granted were based on target levels. One-third of these RSUs vest over a three-year period on each June 30 beginning in 2024.

Notes to Consolidated Financial Statements - Continued
The Company had nonvested stock unit-based compensation that had not yet been recognized of approximately $1.5 million at December 31, 2024; there was no unrecognized stock-unit based compensation at December 31, 2023 and 2022. The restricted stock units granted on January 2, 2024, with a performance/service period beginning July 1, 2023, had remaining vesting periods ranging from 0.5 years to 2.5 years. At December 31, 2024, the weighted-average amortization period remaining of the restricted stock units was approximately 1.4 years. Compensation expense recognized during the year ended December 31, 2024 from the amortization of the value of restricted stock units over the vesting period was approximately $1.1 million, which is included in general and administrative expenses on the Consolidated Statements of Operations. There was no amortization expense related to restricted stock units during the years ended December 31, 2023, and 2022.

401(k) Plan
The Company maintains a 401(k) plan that allows eligible employees to defer salary, subject to certain limitations imposed by the Internal Revenue Code. The Company provides a matching contribution of up to 3.5% of each eligible employee’s salary, subject to certain limitations. The Company’s matching contributions were approximately $0.2 million for the years ended December 31, 2024, and 2023, and $0.1 million for the year ended December 31, 2022.

NOTE 10. OTHER ASSETS, NET

Other assets on the Company's Consolidated Balance Sheets as of December 31, 2024 and 2023 are detailed in the table below.

	December 31,
(Dollars in thousands)	2024	2023
Straight-line rent receivables, net	$20,426	$18,481
Fair value of interest rate swaps	17,631	16,417
Notes receivable, net of credit loss reserve	15,727	30,775
Accounts and interest receivables, net	4,138	4,645
Leasing commissions, net	4,104	2,312
Deferred financing costs, net	3,725	471
Sales-type lessor receivable	3,012	3,028
Financing lease right-of-use assets	2,427	2,486
Mortgage note receivable	2,000	—
Above-market intangible assets, net	1,932	2,645
Prepaid assets	1,666	1,203
Operating lease right of use assets	698	729
Other	616	684
	$78,102	$83,876

Other assets includes the following notes and mortgage notes receivable. Interest on these notes is included in Other operating interest on the Company's Consolidated Statements of Operations.

•At December 31, 2024, notes receivable included a term loan with an original balance of $15.0 million, secured by all assets and ownership interests in seven long-term acute care hospitals and one inpatient rehabilitation hospital owned by the borrower. The term loan, which had a carrying value of $3.0 million at December 31, 2024, is being repaid in equal monthly installments of $250,000 through the maturity date of December 31, 2025 and bears interest at 9% per annum.

Notes to Consolidated Financial Statements - Continued
•At December 31, 2024, notes receivable also included a $17.0 million term loan and a $4.5 million revolving credit facility, as amended, secured by assets and ownership interests of six geriatric behavioral hospitals and affiliated companies all of which are co-borrowers on the loans. At December 31, 2024, the Company had an unfunded commitment of $4.0 million on the revolving credit facility and an unfunded commitment of up to $2.0 million on an advancing term loan facility. The term loan bears interest at 9% per annum, with interest only payments due for the first year and then equal monthly installments of principal payments due beginning March 31, 2025. The term loan facility matures on December 31, 2032. The revolving credit facility bears interest at 9% per annum and matures on December 31, 2025. The advancing term loan may be funded at the Company's discretion, and bears interest at 9% per annum on any amount funded, that may be used by the borrower to pay existing liabilities of co-borrowers. The term loan, the revolving credit facility and the additional commitment all include 3% per annum non-cash interest charge that is due and payable upon the earlier of the repayment or maturity of each note.

During 2024, the Company determined that the collectability of the term loan and revolver loan was not reasonably assured. The tenant/borrower has experienced challenges with patient census and employee staffing, which has impacted their cash flows from operations and the consistency of rent and interest payments to the Company. During 2024, the Company valued the notes based on the estimated value of the underlying collateral. Estimating the underlying fair value of underlying collateral requires management to determine certain assumptions used for the estimation of fair value, including the determination of adjusted EBITDA and the selected EBITDA multiple range. As a result, at December 31, 2024, the Company has a $11.0 million credit loss reserve related to its notes receivable with the tenant/borrower. Also, during 2024, the Company reversed approximately $1.4 million of interest and placed the notes on non-accrual status. Changes in cash flows of the tenant/borrower's business, changes in market data, such as market multiples, and other relevant data may drive a change in the estimated value of the underlying collateral.

•At December 31, 2024, notes receivable, as amended, also included a $2.2 million revolving credit facility with a borrower. The revolving credit facility will be repaid in monthly installments of $20,000 from March 1, 2025 through May 31, 2025, $40,000 from June 1, 2025 through November 30, 2025 and $50,000 from December 1, 2025 through the maturity date of April 1, 2027. The revolving credit facility bears interest at 9% per annum, as well as 3% non-cash interest that is due and payable upon the earlier of the repayment or maturity of the note.

•At December 31, 2024, notes receivable also included a $2.0 million construction mortgage loan with a developer which is secured by the land, improvements, and personal property. The mortgage loan, which bears interest at 10% per annum, will be interest only until the principal is due at the earlier of the sale of the property, or August 15, 2027.

The Company identified the borrowers of these notes as variable interest entities ("VIEs"), but management determined that the Company was not the primary beneficiary of the VIEs because we lack either directly or through related parties any material impact in the activities that impact the borrowers' economic performance. We are not obligated to provide support beyond our stated commitment to the borrowers, and accordingly our maximum exposure to loss as a result of this relationship is limited to the amount of our outstanding notes receivable. The VIEs that we have identified at December 31, 2024 and 2023 are summarized in the table below.

	December 31, 2024		December 31, 2023
Classification	Carrying Amount (in thousands)	Maximum Exposure to Loss (in thousands)	Carrying Amount (in thousands)	Maximum Exposure to Loss (in thousands)
Note receivable (term loan)	$3,000	$3,000	$6,000	$6,000
Notes receivable (revolving credit facility and term loan) (1)	$10,547	$10,547	$22,435	$22,435
Note receivable (mortgage note)	$2,000	$2,000	$—	$—
Note receivable (revolving credit facility)	$2,180	$2,180	$2,340	$2,340
______________
(1) Net of credit loss reserve in 2024

Notes to Consolidated Financial Statements - Continued
NOTE 11. OTHER LIABILITIES, NET

Other liabilities on the Company's Consolidated Balance Sheets as of December 31, 2024 and 2023 are detailed in the table below.

	December 31,
(Dollars in thousands)	2024	2023
Prepaid rent	$6,504	$5,378
Security deposits	2,975	3,765
Below-market lease intangibles, net	2,359	3,188
Financing lease liability	3,262	3,277
Operating lease liability	763	775
Other	491	485
	$16,354	$16,868

NOTE 12. INTANGIBLE ASSETS AND LIABILITIES

The Company has deferred financing costs and various real estate acquisition lease intangibles included in its Consolidated Balance Sheets as of December 31, 2024 and 2023 as detailed in the table below. The Company did not have any indefinite lived intangible assets or liabilities as of December 31, 2024 and 2023.

	Gross Balance at December 31,		Accumulated Amortization at December 31,		Weighted Average Remaining Life (Years)
(Dollars in thousands)	2024	2023	2024	2023		Balance Sheet Classification
Deferred financing costs-Revolving Credit Facility (1)	$6,647	$3,042	$2,922	$2,571	4.8	Other assets, net
Deferred financing costs-Term Loans (1)	1,740	2,551	696	993	4.6	Debt, net
Deferred financing costs-Mortgage Note Payable (1)	108	108	108	101	n/a	Debt, net
Above-market lease intangibles (2)	4,034	3,913	2,102	1,268	4.7	Other assets, net
Below-market lease intangibles (2)	(5,865)	(5,521)	(3,506)	(2,333)	4.3	Other liabilities, net
At-market lease intangibles (3)	107,377	102,870	84,611	74,865	3.8	Real estate properties
Total intangibles	$114,041	$106,963	$86,933	$77,465	4.3
_______________
(1) Amortization expense is included in interest expense on the Consolidated Statements of Operations.
(2) Amortization expense is included in rental income on the Consolidated Statements of Operations.
(3) Amortization expense is included in depreciation and amortization on the Consolidated Statements of Operations.

For the years ended December 31, 2024, 2023 and 2022, the Company recognized approximately $10.6 million, $11.5 million, and $9.0 million, respectively, of net intangible amortization expense. Net intangible amortization expense for the year ended December 31, 2023 included the write-off of intangibles related to the two Genesis Care leases rejected during 2023 totaling $1.5 million.

Notes to Consolidated Financial Statements - Continued
Expected future amortization, net, for the next five years of the Company's intangible assets and liabilities, in place as of December 31, 2024 are included in the table below.

(in thousands)	Amortization, net
2025	$9,650
2026	$6,659
2027	$4,263
2028	$2,700
2029	$2,135

NOTE 13. COMMITMENTS AND CONTINGENCIES

Tenant Improvements
The Company may provide tenant improvement allowances in new or renewal leases for the purpose of refurbishing or renovating tenant space. The Company may also assume tenant improvement obligations included in leases acquired in its real estate acquisitions. As of December 31, 2024 and 2023, the Company had approximately $26.5 million and $10.9 million, respectively, in commitments for tenant improvements. At December 31, 2024 four of these projects, totaling $11.1 million, represented redevelopment projects of the buildings into different healthcare uses backed by long term leases. At December 31, 2023 six of these projects, totaling $3.3 million, represented redevelopment projects of the buildings into different healthcare uses backed by long term leases.

Capital Improvements
The Company has entered into contracts with various vendors for various capital improvement projects related to its portfolio. As of December 31, 2024 the Company had commitments of approximately $2.0 million in commitments for capital improvement projects; four of these projects totaling $0.3 million, represent redevelopment projects of the buildings into different healthcare uses backed by long-term leases. As of December 31, 2023, the Company had approximately $5.8 million in commitments for capital improvement projects; six of these projects totaling $0.2 million, represent redevelopment projects of the buildings into different healthcare uses backed by long-term leases.

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

Notes and mortgage notes receivable - The fair value of these notes was estimated using cash flow analyses which are based on an assumed market rate of interest and are classified as Level 2 in the hierarchy.

Notes receivable, net of credit loss - The fair value of these notes, net of credit loss at December 31, 2024 was estimated based on its estimated value of the underlying collateral on the notes and are classified as Level 3 in the hierarchy. The fair value of these notes at December 31, 2023 was estimated using cash flow analyses which are based on an assumed market rate of interest and are classified as Level 2 in the hierarchy.

Borrowings under our Credit Facility - The carrying amount approximates the fair value because the borrowings are based on variable market interest rates, which are classified as Level 2 in the hierarchy.

Derivative financial instruments (Interest Rate Swaps) - The fair value was estimated using discounted cash flow techniques. These techniques incorporate primarily Level 2 inputs. The market inputs are utilized in the discounted

Notes to Consolidated Financial Statements - Continued
cash flow calculation considering the instrument’s term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation model for interest rate swaps are observable in active markets and are classified as Level 2 in the hierarchy.

Mortgage note payable - The fair value was estimated using cash flow analyses which are based on an assumed market rate of interest or at a rate consistent with the rates on mortgage notes assumed by the Company and are classified as Level 2 in the hierarchy.

The table below details the fair values and carrying values for our mortgage note and notes receivable, mortgage note payable, and interest rate swaps at December 31, 2024 using Level 2 and Level 3 inputs, and at December 31, 2023 using Level 2 inputs.

	December 31, 2024		December 31, 2023
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes and mortgage note receivable, level 2 (1)	$7,180	$7,248	$8,340	$8,159
Notes receivable, net of credit loss (1)(2)	$10,547	$10,547	$22,435	$23,040
Interest rate swap asset	$17,631	$17,631	$16,417	$16,417
Mortgage note payable	$—	$—	$4,821	$4,791
_______________
(1) During 2024, the Company recorded an $11.0 million credit loss reserve related to the notes receivable with one tenant and moved from measuring fair value utilizing Level 2 inputs to Level 3 inputs, based on its estimated value of the underlying collateral. The table below summaries change in Level 3 classification for the years ended December 31, 2024 and 2023.

(2) Calculated utilizing Level 3 inputs at December 31, 2024 and Level 2 inputs at December 31, 2023. See the table below for Level 3 activity for the years ended December 31, 2024 and 2023.
			Level 3 Input Activity
			For the Year Ended December 31,
Notes Receivable:			2024	2023
Beginning fair value			$—	$—
Transfers from Level 2 to Level 3			21,547	—
Credit loss reserve			(11,000)	—
Ending fair value			$10,547	$—

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

Notes to Consolidated Financial Statements - Continued
Income tax expense and state income tax payments, net of refunds, are as follows for the years ended December 31, 2024, 2023, and 2022.

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Current	$145	$106	$97
Deferred	—	306	41
Total income tax expense	$145	$412	$138
Income tax payments, net of refunds	$193	$80	$120

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

The tax effect of temporary differences included in the net deferred tax assets at December 31, 2024 and 2023 are as follows:

	December 31,
(Dollars in thousands)	2024	2023
Deferred tax assets
Deferred stock-based compensation	$6,059	$5,709
Net operating losses	1,776	1,987
Depreciation and amortization	76	45
Prepaid expenses	21	15
Total deferred tax assets	7,932	7,756
Valuation allowance	(1,975)	(2,141)
Deferred tax assets, net	5,957	5,615

Deferred tax liabilities
Deferred administrative services fee	(5,945)	(5,613)
Other	(12)	(2)
Deferred tax liabilities	(5,957)	(5,615)
Net Deferred tax assets	$—	$—

The Company has federal net operating loss carryforwards in the aggregate amount of $6.8 million that do not expire. Additionally, the Company has state net operating loss carryforwards in the aggregate amount of $7.0 million that expire from 2035 to 2038.

Notes to Consolidated Financial Statements - Continued

Characterization of Distributions (unaudited)
Earnings and profits (as defined under the Code), the current and accumulated amounts of which determine the taxability of distributions to stockholders, vary from net income attributable to common stockholders and taxable income because of different depreciation recovery periods, depreciation methods, and other items. Distributions in excess of earnings and profits generally constitute a return of capital. The following table shows the characterization of the distributions on the Company's common stock for the years ended December 31, 2024, 2023 and 2022. No preferred shares have been issued by the Company and no dividends have been paid to date relating to preferred shares.

	2024		2023		2022
	Per Share	%	Per Share	%	Per Share	%
Common stock:
Ordinary income	$1.415556	76.7%	$1.569469	87.0%	$1.575094	89.2%
Return of capital	$0.429444	23.3%	$0.235531	13.0%	$0.189906	10.8%
Common stock distributions	$1.845000	100.0%	$1.805000	100.0%	$1.765000	100.0%

NOTE 16. SUBSEQUENT EVENTS

Dividend Declared
On February 13, 2025, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.4675 per share. The dividend is payable on March 5, 2025 to stockholders of record on February 24, 2025.

Restricted Stock Issuances
On January 15, 2025, pursuant to the Alignment of Interest Program, the Company granted 104,404 shares of restricted common stock to its employees, in lieu of salary, that will cliff vest between 3 and 8 years. Of the shares granted, 61,187 shares of restricted stock were granted in lieu of compensation from the program pool and 43,217 shares of restricted stock were awards granted from the plan pool. Also, on January 15, 2025, pursuant to the Second Non-Executive Officer Incentive Program, the Company granted 14,835 shares of restricted stock to certain employees that will cliff vest in 5 years.

Post-Effective Amendment No. 1 to Registration Statement and Amended ATM Program
On February 18, 2025, the Company filed Post-Effective Amendment No. 1 to its registration statement on Form S-3 and entered into a Third Amended and Restated Sales Agency Agreement with the Agents. The Third Amended and Restated Sales Agency Agreement amended the ATM Program to remove/add Agents, reduce the aggregate sales price from $500.0 million to $300.0 million, and add forward sale capabilities.

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

Changes in Internal Control over Financial Reporting
There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 using the principles and other criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024. The Company’s independent registered public accounting firm, BDO USA, P.C., has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

Report of
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Community Healthcare Trust Incorporated
Franklin, Tennessee
Opinion on Internal Control over Financial Reporting
We have audited Community Healthcare Trust Incorporated’s (the “Company’s”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules and our report dated February 18, 2025 expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.
Nashville, Tennessee
February 18, 2025

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in the Company's Definitive Proxy Statement for its 2025 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company's Definitive Proxy Statement for its 2025 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Company's Definitive Proxy Statement for its 2025 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this items will be contained in the Company's Definitive Proxy Statement for its 2025 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this items will be contained in the Company's Definitive Proxy Statement for its 2025 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

PART IV.
ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
The following documents of Community Healthcare Trust Incorporated are included in this Annual Report on Form 10-K.

(a) Financial Statements:
Report of Independent Registered Public Accounting Firm (BDO USA, P.C., Nashville, TN, PCAOB ID#243)
Consolidated Balance Sheets at December 31, 2024 and 2023
Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
Notes to the Consolidated Financial Statements

(b) Financial Statement Schedules:
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2024, 2023 and 2022	113
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2024	114
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2024	116
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

3.1	Corporate Charter of Community Healthcare Trust Incorporated, as amended (2)
3.2	Amended and Restated Corporate Bylaws of Community Healthcare Trust Incorporated (3)
4.1	Description of Common Stock of Community Healthcare Trust Incorporated (4)
4.2	Form of Certificate of Common Stock of Community Healthcare Trust Incorporated (5)
10.1	Agreement of Limited Partnership of Community Healthcare OP, LP (6)
10.2	Form of Indemnification Agreement (7)
10.3 †	Community Healthcare Trust Incorporated 2014 Incentive Plan, as amended (8)
10.4 †	Community Healthcare Trust Incorporated 2024 Incentive Plan (9)
10.5 †	Amendment No. 1 to 2024 Incentive Plan (10)
10.6 †	Fourth Amended and Restated Community Healthcare Trust Incorporated Alignment of Interest Program (11)
10.7 †	Fourth Amended and Restated Community Healthcare Trust Incorporated Executive Officer Incentive Program (12)
10.8 †	Community Healthcare Trust Incorporated Second Amended and Restated Non-Executive Officer Incentive Program (13)
10.9 †	Amended and Restated Employment Agreement between Community Healthcare Trust Incorporated and David H. Dupuy (14)
10.10 †	First Amendment to Amended and Restated Employment Agreement between Community Healthcare Trust Incorporated and David H. Dupuy (15)
10.11 †	Employment Agreement between Community Healthcare Trust Incorporated and William G. Monroe IV (16)
10.12 †	First Amendment to Employment Agreement between Community Healthcare Trust Incorporated and William G. Monroe IV (17)
10.13 †	Amended and Restated Employment Agreement, dated May 1, 2019, between Community Healthcare Trust Incorporated and Leigh Ann Stach (18)

10.14 †	First Amendment to Amended and Restated Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach (19)
10.15 †	Second Amendment to Amended and Restated Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach (20)
10.16 †	Third Amendment to Amended and Restated Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach (21)
10.17 †	Fourth Amendment to Amended and Restated Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach (22)
10.18 †	Fifth Amendment to Amended and Restated Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach (23)
10.19 †	Employment Agreement between Community Healthcare Trust Incorporated and Timothy L. Meyer (24)
10.20 †	First Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Timothy L. Meyer (25)
10.21 †	Second Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Timothy L. Meyer (26)
10.22 †	Third Amendment to Employment Agreement between Community Healthcare Trust Incorporated and Timothy L. Meyer (27)
10.23 †	Form of Restricted Stock Agreement under the 2014 Incentive Plan (28)
10.24 †	Form of Performance-Based Restricted Stock Unit Agreement under the 2014 Incentive Plan (29)
10.25 †	Form of Time-Based Restricted Stock Unit Agreement under the 2014 Incentive Plan (30)
10.26 †	Form of Performance-Based RSU Agreement under the 2024 Incentive Plan (31)
10.27 †	Form of Time-Based RSU Agreement under the 2024 Incentive Plan (32)
10.28 †	Form of Restricted Stock Award Agreement under the 2024 Incentive Plan (Directors) (33)
10.29 †	Form of Restricted Stock Award Agreement under the 2024 Incentive Plan (Executive Officers) (34)
10.30 †	Form of Restricted Stock Award Agreement under the Fourth Amended and Restated Alignment of Interest Program (Executive Officers and Directors) (35)
10.31
Third Amended and Restated Credit Agreement, dated as of March 19, 2021, by and among Community Healthcare Trust Incorporated, as borrower, the several banks and financial institutions party thereto as lenders, and Truist Bank, as administrative agent (36)

10.32
First Amendment, dated as of December 14, 2022, to Third Amended and Restated Credit Agreement, dated as of March 19, 2021, by and among Community Healthcare Trust Incorporated, as borrower, the several banks and financial institutions party thereto as lenders, and Truist Bank, as administrative agent (37)

10.33
Second Amendment, dated as of October 16, 2024, to Third Amended and Restated Credit Agreement, dated as of March 19, 2021, by and among Community Healthcare Trust Incorporated, as borrower, the several banks and financial institutions party thereto as lenders, and Truist Bank, as administrative agent (38)

10.34
Second Amended and Restated Sales Agency Agreement, dated November 2, 2022, by and among Community Healthcare Trust Incorporated and Piper Sandler & Co., Evercore Group L.L.C., Truist Securities, Inc., Regions Securities LLC, Robert W. Baird & Co. Incorporated, Fifth Third Securities, Inc., and Janney Montgomery Scott LLC, as sales agents (39)

19 *	Securities Trading Policy
21 *	Subsidiaries of the Registrant
23 *	Consent of BDO USA, P.C., independent registered public accounting firm
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

32.1 **	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1 *	Policy for the Recovery of Erroneously Awarded Compensation (40)
101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
(11)Filed as Exhibit 10.3 to the Form 8-K of the Company filed with the Securities and Exchange Commission on May 2, 2024 (File No. 001-37401) and incorporated herein by reference.
(12)Filed as Exhibit 10.4 to the Form 8-K of the Company filed with the Securities and Exchange Commission on May 2, 2024 (File No. 001-37401) and incorporated herein by reference.
(13)Filed as Exhibit 10.5 to the Form 8-K of the Company filed with the Securities and Exchange Commission on May 2, 2024 (File No. 001-37401) and incorporated herein by reference.
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
(31)Filed as Exhibit 10.6 to the Form 10-Q of the Company filed with the Securities and Exchange Commission on July 30, 2024 (File No. 001-37401) and incorporated herein by reference.
(32)Filed as Exhibit 10.7 to the Form 10-Q of the Company filed with the Securities and Exchange Commission on July 30, 2024 (File No. 001-37401) and incorporated herein by reference.
(33)Filed as Exhibit 10.8 to the Form 10-Q of the Company filed with the Securities and Exchange Commission on July 30, 2024 (File No. 001-37401) and incorporated herein by reference.
(34)Filed as Exhibit 10.9 to the Form 10-Q of the Company filed with the Securities and Exchange Commission on July 30, 2024 (File No. 001-37401) and incorporated herein by reference.
(35)Filed as Exhibit 10.10 to the Form 10-Q of the Company filed with the Securities and Exchange Commission on July 30, 2024 (File No. 001-37401) and incorporated herein by reference.
(36)Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on March 19, 2021 (File No. 001-37401) and incorporated herein by reference.
(37)Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on December 15, 2022 (File No. 001-37401) and incorporated herein by reference.
(38)Filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on October 16, 2024 (File No. 001-37401) and incorporated herein by reference.
(39)Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on November 2, 2022 (File No. 001-37401) and incorporated herein by reference.
(40)Filed as Exhibit 97.1 to the Form 10-K of the Company filed with the Securities and Exchange Commission on February 13, 2024 (File No. 001-37401) and incorporated herein by reference.
_________
*    Filed herewith.
**    Furnished herewith.
†    Denotes executive compensation plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 18, 2025

COMMUNITY HEALTHCARE TRUST INCORPORATED

By:	/s/ David H. Dupuy
David H. Dupuy
Chief Executive Officer and President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David H. Dupuy	Chief Executive Officer and President	February 18, 2025
David H. Dupuy	(Principal Executive Officer)

/s/ William G. Monroe IV	Executive Vice President and Chief Financial Officer	February 18, 2025
William G. Monroe IV	(Principal Financial Officer)

/s/ Leigh Ann Stach	Executive Vice President and Chief Accounting Officer	February 18, 2025
Leigh Ann Stach	(Principal Accounting Officer)

/s/ Cathrine Cotman	Director	February 18, 2025
Cathrine Cotman

/s/ Alan Gardner	Director	February 18, 2025
Alan Gardner

/s/ Claire Gulmi	Director	February 18, 2025
Claire Gulmi

/s/ Robert Hensley	Director	February 18, 2025
Robert Hensley

/s/ R. Lawrence Van Horn	Director	February 18, 2025
R. Lawrence Van Horn

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2024, 2023 and 2022
(Dollars in thousands)

			Additions
Description		Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Uncollectible Accounts Written-off	Balance at End of Period
2024	Accounts receivable allowance	$325	$70	$—	$—	$395
2023	Accounts receivable allowance	$75	$250	$—	$—	$325
2022	Accounts receivable allowance	$75	$9	$—	$(9)	$75

Schedule III - Real Estate and Accumulated Depreciation at December 31, 2024
(Dollars in thousands)

			Land and Land Improvements			Buildings, Improvements, and Lease Intangibles
Property Type	Number of Properties	State	Initial Investment	Costs Capitalized Subsequent to Acquisition	Total	Initial Investment	Costs Capitalized Subsequent to Acquisition	Total	Personal Property	Total Property (1) (2)	Accumulated Depreciation (2) (3)	Encumbrances (Principal balance)	Date Acquired	Original Date Constructed
Medical office buildings	93	AL, AZ, CA, CO, CT, FL, GA, IA, IL, KS, KY, LA, MD, MI, MN, MS, NE, NJ, NV, NY, OH, PA, TN, TX, VA	$72,323	$6,541	$78,864	$332,833	$53,586	$386,419	$—	$465,283	$117,502	$—	2015 - 2024	1880 - 2015
Acute inpatient behavioral	5	IL, MA, WA, WV	10,721	—	10,721	119,414	400	119,814	—	130,535	19,822	—	2016 - 2020	1920 - 2017
Inpatient rehabilitation facilities	9	AR, OH, OK, TX	19,333	—	19,333	178,986	—	178,986	—	198,319	16,288	—	2019 - 2024	2012 - 2024
Specialty centers	37	AL, CA, CO, FL, GA, IL, MA, MD, NC, NV, OH, OK, PA, RI, TN, VA, WV	13,327	213	13,540	94,865	3,125	97,990	—	111,530	29,952	—	2015 - 2022	1956 - 2018
Physician clinics	35	CT, FL, IA, IL, KS, MO, OH, PA, RI, SC, TN, TX, VA, WI	15,087	799	15,886	87,223	5,007	92,230	—	108,116	29,632	—	2015 - 2024	1912 - 2020
Surgical centers and hospitals	7	AZ, IL, LA, MI, OH, PA	3,259	159	3,418	38,941	6,661	45,602	—	49,020	13,550	—	2015 - 2018	1970 - 2004
Behavioral specialty facilities	12	AZ, IN, LA, MI, MS, OH	5,681	81	5,762	47,929	8,389	56,318	—	62,080	9,378	—	2015 - 2022	1961 - 2020
Long-term acute care hospitals	2	IN, MA	2,064	—	2,064	19,411	9	19,420	—	21,484	5,454	—	2017 - 2024	1935 - 1978
Total Real Estate	200		141,795	7,793	149,588	919,602	77,177	996,779	—	1,146,367	241,578	—
Sales-type lease	—		(87)	—	(87)	(3,401)	—	(3,401)	—	(3,488)	—	—
Corporate property	—		—	—	—	2,011	715	2,726	326	3,052	1,031	—
Total Properties	200		$141,708	$7,793	$149,501	$918,212	$77,892	$996,104	$326	$1,145,931	$242,609	$—
(1) Total properties as of December 31, 2024 have an estimated aggregate total cost of $1.1 billion (unaudited) for federal income tax purposes.
(2) Excludes real estate properties held for sale as of December 31, 2024.
(3) Depreciation is provided for on a straight-line basis on land improvements over 2 to 20 years, buildings over 7 to 50 years, building improvements over 1.4 to 39.8 years, tenant improvements over 2.0 to 15.1 years, lease intangibles over 1.4 to 13.7 years, and personal property over 3 to 10 years.

(4) A reconciliation of Total Property and Accumulated Depreciation for the years ended December 31, 2024, 2023, and 2022 is provided below.

	Year Ended December 31, 2024		Year Ended December 31, 2023		Year Ended December 31, 2022
(Dollars in thousands)	Total Property	Accumulated Depreciation	Total Property	Accumulated Depreciation	Total Property	Accumulated Depreciation
Beginning Balance	$1,050,247	$200,810	$943,167	$165,341	$834,085	$133,056
Acquisitions	73,021	1,682	101,856	2,055	96,729	1,034
Other improvements	25,317	40,434	18,561	37,580	12,353	31,251

Dispositions and transfers to/from assets held for sale:	(2,654)	(317)	(13,337)	(4,166)	—	—
Ending Balance	$1,145,931	$242,609	$1,050,247	$200,810	$943,167	$165,341

Schedule IV - Mortgage Loans on Real Estate as of December 31, 2024
(Dollars in thousands)

Description of Collateral	Interest Rate	Maturity Date	Periodic Payment Terms	Original Face Amount	Carrying Amount	Principal amount of loans subject to delinquent principal or interest
Inpatient rehabilitation hospital in Texas	10%	8/15/2027	(1)	$2,000	$2,000	$—
Total Mortgage Loans				$2,000	$2,000	$—
___________
(1) Interest only through the earlier of August 15, 2027 or the sale of the collateral, at which time the principal and any unpaid interest is due.
(2) A rollforward of Mortgage loans on real estate for the years ended December 31, 2024, 2023 and 2022 is provided below.

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of period	$—	$—	$—
Additions during the period:
New or acquired mortgages, net	2,000	—	—
	2,000	—	—
Balance at end of period	$2,000	$—	$—