Form 10-Q
period 2025-03-31
Community Healthcare Trust Inc
filed 2025-04-29
CIK 1631569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37401

Community Healthcare Trust Incorporated
(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-5212033
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
Yes  ☐     No ☒
The Registrant had 28,337,779 shares of Common Stock, $0.01 par value per share, outstanding as of April 22, 2025.

COMMUNITY HEALTHCARE TRUST INCORPORATED
FORM 10-Q
MARCH 31, 2025

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	(Unaudited)
	March 31, 2025	December 31, 2024
ASSETS
Real estate properties
Land and land improvements	$149,506	$149,501
Buildings, improvements, and lease intangibles	998,933	996,104
Personal property	333	326
Total real estate properties	1,148,772	1,145,931
Less accumulated depreciation	(253,537)	(242,609)
Total real estate properties, net	895,235	903,322
Cash and cash equivalents	2,271	4,384
Assets held for sale, net	6,755	6,755
Other assets, net	80,853	78,102
Total assets	$985,114	$992,563

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Debt, net	$496,016	$485,955
Accounts payable and accrued liabilities	12,058	14,289
Other liabilities, net	15,719	16,354
Total liabilities	523,793	516,598

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 450,000 shares authorized; 28,339 and 28,242 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	283	282
Additional paid-in capital	706,776	704,524
Cumulative net income	87,266	85,675
Accumulated other comprehensive income	12,402	17,631
Cumulative dividends	(345,406)	(332,147)
Total stockholders’ equity	461,321	475,965
Total liabilities and stockholders' equity	$985,114	$992,563

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(Unaudited; Dollars and shares in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
REVENUES
Rental income	$29,730	$28,342
Other operating interest	348	991
	30,078	29,333

EXPENSES
Property operating	6,095	5,791
General and administrative	5,100	4,554
Depreciation and amortization	10,943	10,262
	22,138	20,607

OTHER (EXPENSE) INCOME
Interest expense	(6,352)	(5,062)
Interest and other income, net	3	1
	(6,349)	(5,061)

NET INCOME	$1,591	$3,665

NET INCOME PER COMMON SHARE
Net income per common share - Basic	$0.03	$0.11
Net income per common share - Diluted	$0.03	$0.11
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC	26,733	26,297
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-DILUTED	26,733	26,297

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(Unaudited; Dollars in thousands)

	Three Months Ended March 31,
	2025	2024

NET INCOME	$1,591	$3,665
Other comprehensive (loss) income:
(Decrease) increase in fair value of cash flow hedges	(3,413)	7,870
Reclassification for amounts recognized as interest expense	(1,816)	(2,797)
Total other comprehensive (loss) income	(5,229)	5,073
COMPREHENSIVE (LOSS) INCOME	$(3,638)	$8,738

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2025
(Unaudited; Dollars and shares in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid in Capital	Cumulative Net Income	Accumulated Other Comprehensive Income	Cumulative Dividends	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	—	$—	28,242	$282	$704,524	$85,675	$17,631	$(332,147)	$475,965
Issuance of common stock, net of issuance costs	—	—	—	—	(38)	—	—	—	(38)
Stock-based compensation, net of forfeitures	—	—	119	1	2,709	—	—	—	2,710
Shares withheld on vesting of stock-based compensation	—	—	(22)	—	(419)	—	—	—	(419)
Decrease in fair value of cash flow hedges	—	—	—	—	—	—	(3,413)	—	(3,413)
Reclassification for amounts recognized as interest expense	—	—	—	—	—	—	(1,816)	—	(1,816)
Net income	—	—	—	—	—	1,591	—	—	1,591
Dividends to common stockholders ($0.4675 per share)	—	—	—	—	—	—	—	(13,259)	(13,259)
Balance at March 31, 2025	—	—	28,339	$283	$706,776	$87,266	$12,402	$(345,406)	$461,321

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2024
(Unaudited; Dollars and shares in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid in Capital	Cumulative Net Income	Accumulated Other Comprehensive Income	Cumulative Dividends	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	—	$—	27,613	$276	$688,156	$88,856	$16,417	$(280,449)	$513,256
Issuance of common stock, net of issuance costs	—	—	19	—	463	—	—	—	463
Stock-based compensation, net of forfeitures	—	—	90	1	2,423	—	—	—	2,424
Shares withheld on vesting of stock-based compensation	—	—	(21)	—	(551)	—	—	—	(551)
Increase in fair value of cash flow hedges	—	—	—	—		—	7,870	—	7,870
Reclassification for amounts recognized as interest expense	—	—	—	—	—	—	(2,797)	—	(2,797)
Net income	—	—	—	—	—	3,665	—	—	3,665
Dividends to common stockholders ($0.4575 per share)	—	—	—	—	—	—	—	(12,684)	(12,684)
Balance at March 31, 2024	—	$—	27,701	$277	$690,491	$92,521	$21,490	$(293,133)	$511,646

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net income	$1,591	$3,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,943	10,262
Other amortization	345	217
Stock-based compensation	2,710	2,424
Straight-line rent receivable	(639)	(755)
Changes in operating assets and liabilities:
Other assets	213	(2,056)
Accounts payable and accrued liabilities	(363)	(1,079)
Other liabilities	(391)	(35)
Net cash provided by operating activities	14,409	12,643

INVESTING ACTIVITIES
Acquisitions of real estate	—	(34,297)
Financing transaction investment	(9,711)	—
Proceeds from the repayment of notes receivable	1,802	870
Capital expenditures on existing real estate properties	(4,682)	(5,113)
Net cash used in investing activities	(12,591)	(38,540)

FINANCING ACTIVITIES
Net borrowings on revolving credit facility	10,000	39,000
Mortgage note repayments	—	(32)
Dividends paid	(13,259)	(12,684)
Proceeds from issuance of common stock	—	540
Taxes paid on behalf of employees and shares withheld upon shares vesting	(419)	(551)
Equity issuance costs	(253)	(63)
Net cash (used in) provided by financing activities	(3,931)	26,210
(Decrease) Increase in cash, cash equivalents and restricted cash	(2,113)	313
Cash, cash equivalents and restricted cash, beginning of period	4,384	4,633
Cash, cash equivalents and restricted cash, end of period	$2,271	$4,946

Supplemental Cash Flow Information:
Interest paid (net of capitalized interest)	$6,088	$4,790
Invoices accrued for construction, tenant improvement, and other capitalized costs	$2,768	$4,591
Reclassification of registration statement costs to equity issuance costs	$38	$72
(Decrease) increase in fair value of cash flow hedges	$(3,413)	$7,870
Income taxes paid	$20	$26
Capitalized interest	$64	$28
See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Overview
Community Healthcare Trust Incorporated (the ‘‘Company’’, ‘‘we’’, ‘‘our’’) was organized in the State of Maryland on March 28, 2014. The Company is a fully-integrated healthcare real estate company that owns and acquires real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers. As of March 31, 2025, the Company had gross investments of approximately $1.2 billion in 201 real estate properties (including a portion of one property accounted for as a sales-type lease with a gross amount totaling approximately $3.0 million, two properties classified as an asset held for sale with a net investment totaling approximately $6.8 million, and a property accounted for as a financing transaction investment totaling approximately $9.7 million (see Note 10 – Other Assets, net)). The properties are located in 36 states, totaling approximately 4.5 million square feet in the aggregate and were approximately 90.9% leased, excluding real estate assets held for sale, with a weighted average remaining lease term of approximately 6.7 years. Any references to square footage, property count, or occupancy percentages, and any amounts derived from these values in these notes to the Condensed Consolidated Financial Statements, are outside the scope of our independent registered public accounting firm's review.

Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. This interim financial information should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Management believes that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2025. All intercompany accounts and transactions have been eliminated.

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

Segment Reporting
The Company acquires and owns, or finances, healthcare-related real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers throughout the U.S. The Company operates and manages its business as one reportable operating segment. Operating segments are defined as components of an enterprise where separate financial information is evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and assess performance. The Company's CODM is the Chief Executive Officer who reviews total consolidated assets and consolidated net income and assesses the performance of the Company's portfolio and makes operating decisions accordingly. There are no significant segment expenses which require disclosure other than the expense categories on the Consolidated Statements of Income.

Notes to Condensed Consolidated Financial Statements - Continued
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

	Balance as of March 31,
(Dollars in thousands)	2025	2024
Cash and cash equivalents	$2,271	$3,805
Restricted cash	—	1,141
Cash, cash equivalents and restricted cash	$2,271	$4,946

Accounting Pronouncements Not Yet Adopted
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, provides disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. One of the amendments in ASU 2023-09 includes disclosure of, on an annual basis, a tabular rate reconciliation of both amounts and percentages of (i) the reported income tax expense (or benefit) from continuing operations, to (ii) the product of the income (or loss) from continuing operations before income taxes and the statutory federal income tax rate using specific categories, including separate disclosure for any reconciling items within certain categories that are equal to or greater than a specified quantitative threshold of 5%. ASU 2023-09 also requires disclosure of, on an annual basis, the year-to-date amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign jurisdictions, including additional disaggregated information on income taxes paid (net of refunds received) to an individual jurisdiction equal to or greater than 5% of total income taxes paid (net of refunds received). The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. While the adoption is not expected to have an impact on our financial statements, it is expected to result in incremental disclosures within the footnotes to our Consolidated Financial Statements.

ASU 2024-03, Disaggregation of Income Statement Expenses, will require entities to provide enhanced disclosures related to certain expense categories included in income statement captions. ASU 2024-03 aims to increase transparency and provide investors with more detailed information about the nature of expenses reported on the face of the income statement. The new standard does not change the requirements for the presentation of expenses on the face of the income statement. Entities will be required to disaggregate, in a tabular format, expense captions presented on the face of the income statement, including but not limited to employee compensation, intangible asset amortization, and depreciation and amortization. For any remaining items within each relevant expense caption, entities must provide a qualitative description of the nature of those expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027 though early adoption is permitted. While the adoption is not expected to have an impact on our financial statements, it is expected to result in incremental disclosures within the footnotes to our Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements - Continued
NOTE 2. REAL ESTATE INVESTMENTS

As of March 31, 2025, we had gross investments of approximately $1.2 billion in 201 real estate properties (including a portion of one property accounted for as a sales-type lease with a gross amount totaling approximately $3.0 million, two properties classified as held for sale with a net amount totaling approximately $6.8 million, and a property accounted for as a financing transaction investment totaling approximately $9.7 million). The Company's investments are diversified by property type, geographic location, and tenant as shown in the following tables:

Property Type	# of Properties	Gross Investment (in thousands)
Medical Office Building	93	$469,908
Inpatient Rehabilitation Hospitals	9	198,319
Acute Inpatient Behavioral	5	130,535
Specialty Centers	37	117,945
Physician Clinics	35	108,221
Behavioral Specialty Facilities	13	72,844
Surgical Centers and Hospitals	7	49,007
Long-term Acute Care Hospitals	2	21,484
Total	201	$1,168,263

State	# of Properties	Gross Investment (in thousands)
Texas	16	$184,080
Illinois	20	140,600
Ohio	26	115,474
Florida	25	110,478
Pennsylvania	16	67,824
All Others	98	549,807
Total	201	$1,168,263

Primary Tenant	# of Properties	Gross Investment (in thousands)
Lifepoint Health	5	$86,703
US HealthVest	3	77,964
All Others (less than 4%)	193	1,003,596
Total	201	$1,168,263

NOTE 3. REAL ESTATE LEASES

Lessor Accounting
The Company’s properties are generally leased pursuant to non-cancelable, fixed-term operating leases with expiration dates through 2045. The Company’s leases generally require the lessee to pay minimum rent, with fixed rent renewal terms or increases based on a Consumer Price Index and may also include additional rent, which may include the reimbursement of taxes (including property taxes), insurance, maintenance and other operating costs associated with the leased property. Some leases also allow the lessee to renew or extend their lease term or in some cases terminate their lease, based on conditions provided in the lease.

Notes to Condensed Consolidated Financial Statements - Continued
Future minimum lease payments under the non-cancelable operating leases due to the Company for the years ending December 31, as of March 31, 2025, are as follows (in thousands):

2025 (nine months ended December 31)	$76,201
2026	94,030
2027	86,550
2028	79,559
2029	69,601
2030 and thereafter	374,208
$780,149

Rental income is recognized as earned over the life of the lease agreement on a straight-line basis when collection of rental payments over the term of the lease is probable. Straight-line rent increased rental income by approximately $0.6 million and $0.8 million, respectively, for the three months ended March 31, 2025 and 2024.

Purchase Option Provisions
Certain of the Company's leases provide the lessee with a purchase option or a right of first refusal to purchase the leased property. The purchase option provisions generally allow the lessee to purchase the leased property at fair value or at an amount greater than the Company's gross investment in the leased property at the time of the purchase. At March 31, 2025, the Company had an aggregate gross investment of approximately $31.5 million in nine real estate properties with purchase options exercisable at March 31, 2025 that had not been exercised.

Sales-type Lease
The Company has a portion of one property accounted for as a sales-type lease with a gross amount totaling approximately $3.0 million included in other assets, net on the Company's Condensed Consolidated Balance Sheets. Future lease payments due to the Company under this lease for the years ending December 31, as of March 31, 2025, are as follows (in thousands):

2025 (nine months ended December 31)	$268
2026	367
2027	378
2028	389
2029	401
2030 and thereafter	4,420
Total undiscounted lease receivable	6,223
Discount	(3,218)
Lease receivable	$3,005

The Company recognized interest income of approximately $0.1 million during each of the three months ended March 31, 2025 and 2024 which is included in other operating interest on the Company's Condensed Consolidated Statements of Income.

Notes to Condensed Consolidated Financial Statements - Continued
Lessee Accounting
At March 31, 2025, the Company was obligated, as the lessee, under four non-prepaid ground leases accounted for as operating leases with expiration dates, including renewal options, through 2076, and two non-prepaid ground leases accounted for as financing leases with expiration dates through 2109, including renewal options. Any rental increases related to the Company's ground leases are generally either stated or based on the Consumer Price Index. The Company's future lease payments under these non-prepaid ground leases were as follows (in thousands):

	Operating	Financing
2025 (nine months ended December 31)	$33	$115
2026	44	154
2027	45	154
2028	46	154
2029	47	154
2030 and thereafter	1,055	6,649
Total undiscounted lease payments	1,270	7,380
Discount	(510)	(4,122)
Lease liabilities	$760	$3,258

The following table discloses other information regarding the ground leases.

	Three Months Ended March 31,
	2025	2024
Operating leases:
Weighted-average remaining lease term in years (including renewal options)	33.6	34.8
Weighted-average discount rate	4.0%	4.0%

Financing leases:
Weighted-average remaining lease term in years (including renewal options)	38.6	39.6
Weighted-average discount rate	4.3%	4.2%

NOTE 4. REAL ESTATE ACQUISITIONS, DISPOSITION, AND ASSETS HELD FOR SALE

Financing Transaction Investment
During the first quarter of 2025, the Company acquired a property for cash consideration of approximately $9.7 million which was accounted for as a sale-leaseback transaction. The lease, signed at closing, will commence upon completion of approximately $1.4 million in tenant improvements. Because the lease has not yet commenced and it is being accounted for as a sale-leaseback transaction, the Company could not recognize the acquisition as a real estate purchase but rather accounted for the acquisition as a financing transaction and recorded the property in other assets on the Company's Condensed Consolidated Balance Sheet. See Note 10 – Other Assets, net for additional details.

Notes to Condensed Consolidated Financial Statements - Continued
Assets Held for Sale
The Company had two properties classified as held for sale as of March 31, 2025 and December 31, 2024 with respective balances shown in the table below.

(Dollars in thousands)	March 31, 2025	December 31, 2024
Balance Sheet data:
Land	$1,225	$1,225
Building, improvements, and lease intangibles	8,218	8,218
	9,443	9,443
Accumulated depreciation	(2,688)	(2,688)
Assets held for sale, net	$6,755	$6,755

NOTE 5. DEBT, NET

The table below details the Company's debt as of March 31, 2025 and December 31, 2024.

	Balance as of
(Dollars in thousands)	March 31, 2025	December 31, 2024	Maturity Dates

Credit Facility:
Revolving Credit Facility	$222,000	$212,000	10/29
A-4 Term Loan, net	124,664	124,635	3/28
A-5 Term Loan, net	149,352	149,320	3/30
	$496,016	$485,955

Credit Facility
The Company's third amended and restated credit agreement, as amended on October 16, 2024 (the "Credit Facility") is by and among Community Healthcare Trust Incorporated, as borrower, the several banks and financial institutions party thereto as lenders, and Truist Bank, as administrative agent. The Credit Facility provides for a $400.0 million revolving credit facility (the "Revolving Credit Facility") and $275.0 million in term loans (the "Term Loans"). The Revolving Credit Facility matures on October 16, 2029. The Term Loans include a term loan facility in the aggregate principal amount of $125.0 million (the "A-4 Term Loan"), which matures on March 19, 2028, and a term loan facility in the aggregate principal amount of $150.0 million (the "A-5 Term Loan") which matures on March 14, 2030. Loans under the Credit Facility are interest only with principal amounts due as of each facility's applicable maturity date. The Company's material subsidiaries are guarantors of the obligations under the Credit Facility.

Amounts outstanding under the Revolving Credit Facility bear interest at a floating rate based on the Company's option, on either: (i) adjusted term SOFR or adjusted daily simple SOFR plus 1.15% to 1.75% or (ii) a base rate plus 0.15% to 0.75% in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.20% of the amount of the unused portion of the Revolving Credit Facility if amounts borrowed are greater than 33.3% of the borrowing capacity under the Revolving Credit Facility and 0.25% of the unused portion of the Revolving Credit Facility if amounts borrowed are less than or equal to 33.3% of the borrowing capacity under the Revolving Credit Facility. At March 31, 2025, the Company had $222.0 million outstanding under the Revolving Credit Facility with a borrowing capacity remaining of $178.0 million.

Amounts outstanding under the Term Loans will bear interest at a floating rate that is based, at the Company's option, on either (i) adjusted term SOFR or adjusted daily SOFR plus 1.65% to 2.30%, plus a simple SOFR adjustment equal to 0.10% per annum, or (ii) a base rate plus 0.65% to 1.30%, in each case, depending upon the Company’s leverage ratio.

Notes to Condensed Consolidated Financial Statements - Continued
The Company has entered into interest rate swaps to fix the interest rates on the Term Loans and a portion of the Revolving Credit Facility. At March 31, 2025, the Company had fixed the $275.0 million outstanding under the Term Loans and $75.0 million of the Revolving Credit Facility, which had an aggregate fixed weighted average interest rate under the swaps of approximately 4.7% and 3.8% respectively. See Note 6 – Derivative Financial Instruments for more details on the interest rate swaps. The floating rate for the $147.0 million of the Revolving Credit Facility not under a swap was approximately 6.0% at March 31, 2025.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. The Company was in compliance with its financial covenants under its Credit Facility as of March 31, 2025.

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

As of March 31, 2025, the Company had fifteen outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk for notional amounts totaling $350.0 million, which mature between 2026 and 2030. See Note 5 – Debt, net.

Tabular Disclosure of Fair Value of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024.

	Asset Derivatives Fair Value at			Liability Derivatives Fair Value at
(Dollars in thousands)	March 31, 2025	December 31, 2024	Balance Sheet Classification	March 31, 2025	December 31, 2024	Balance Sheet Classification
Interest rate swaps	$12,402	$17,631	Other assets, net	$—	$—	Other liabilities, net

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income ("AOCI") and are subsequently reclassified to interest expense in the period that the hedged forecasted transaction affects earnings.

Notes to Condensed Consolidated Financial Statements - Continued
Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s Term Loans. During the next twelve months, the Company estimates that an additional $5.7 million will be reclassified from AOCI as a decrease to interest expense.

Tabular Disclosure of the Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Amount of unrealized (loss) gain recognized in OCI on derivative	$(3,413)	$7,870
Amount of gain reclassified from AOCI into interest expense	$(1,816)	$(2,797)
Total interest expense presented in the Condensed Consolidated Statements of Income in which the effects of the cash flow hedges are recorded	$6,352	$5,062

Tabular Disclosures of Offsetting Derivatives
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of March 31, 2025 and December 31, 2024. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Condensed Consolidated Balance Sheets.

Offsetting of Derivative Assets (as of March 31, 2025)
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$12,402	$—	$12,402	$—	$—	$12,402

Offsetting of Derivative Liabilities (as of March 31, 2025)
Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$—	$—	$—	$—	$—	$—

Offsetting of Derivative Assets (as of December 31, 2024)
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$17,631	$—	$17,631	$—	$—	$17,631

Notes to Condensed Consolidated Financial Statements - Continued

Offsetting of Derivative Liabilities (as of December 31, 2024)
Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$—	$—	$—	$—	$—	$—

Credit-risk-related Contingent Features
As of March 31, 2025, the Company did not have any derivatives in a net liability position. As of March 31, 2025, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company terminated these interest rate swaps or breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.

NOTE 7. STOCKHOLDERS' EQUITY

Common Stock
The following table provides a reconciliation of the beginning and ending common stock balances for the three months ended March 31, 2025 and for the year ended December 31, 2024:

(In thousands)	Three Months Ended March 31, 2025	Year Ended December 31, 2024
Balance, beginning of period	28,242	27,613
Issuance of common stock	—	313
Vested RSUs	—	11
Restricted stock issued, net of withheld shares and forfeitures	97	305
Balance, end of period	28,339	28,242

ATM Program
On February 18, 2025, the Company amended its at-the-market offering program ("ATM Program") with Piper Sandler & Co., Piper Sandler Financial Products II Inc., Evercore Group L.L.C., Fifth Third Securities, Inc., Huntington Securities, Inc., Janney Montgomery Scott LLC, KeyBanc Capital Markets Inc., Regions Securities LLC, Truist Bank, and Truist Securities, Inc. in their capacities as Sales Agents, Forward Purchasers and/or Forward Sellers (each, an “Agent”, and, collectively, the “Agents”).

Under the ATM Program, the Company may issue and sell shares of its common stock, having an aggregate gross sales price of up to $300.0 million, exclusive of shares of common stock sold under its prior agreements with our Agents. The shares of common stock may be sold from time to time through or to one or more of the Agents, as may be determined by the Company in its sole discretion, subject to the terms and conditions of the third amended and restated sales agency agreement and applicable law. In addition, the Company may enter into one or more forward sales agreements under the ATM Program.

The Company did not issue any shares under the ATM Program during the three months ended March 31, 2025. As of March 31, 2025, the Company had $300.0 million remaining that may be issued under the ATM Program.

Notes to Condensed Consolidated Financial Statements - Continued
NOTE 8. NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share for the three months ended March 31, 2025 and 2024, respectively.

	Three Months Ended March 31,
(In thousands, except per share data)	2025	2024
Net income	$1,591	$3,665
Participating securities' share in earnings (1)	(758)	(647)
Net income, less participating securities' share in earnings	$833	$3,018

Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	28,324	27,680
Unvested restricted shares	(1,591)	(1,383)
Weighted average Common Shares outstanding–Basic	26,733	26,297
Weighted average Common Shares outstanding –Diluted	26,733	26,297

Basic Net Income Per Common Share	$0.03	$0.11

Diluted Net Income Per Common Share	$0.03	$0.11
______________
(1) Net income available to common stockholders excludes dividends paid on participating securities which include restricted stock and time-based RSUs. Dividends accrue but are not paid on unvested performance-based RSUs.

NOTE 9. STOCK INCENTIVE PLAN

Restricted Stock Awards
A summary of restricted stock award activity for the three months ended March 31, 2025 and 2024 is included in the table below, as well as compensation expense recognized from the amortization of the value of shares over the applicable vesting periods.

	Three Months Ended March 31,
(Dollars and shares in thousands)	2025	2024
Stock-based awards, beginning of period	1,560	1,374
Stock in lieu of compensation	61	43
Stock awards	58	47
Total stock granted	119	90
Vested and forfeited shares	(81)	(84)
Stock-based awards, end of period	1,598	1,380
Amortization expense	$2,468	$2,107

Notes to Condensed Consolidated Financial Statements - Continued
Restricted Stock Units
A summary of the Company's restricted stock unit (RSU) activity during the three months ended March 31, 2025 and 2024, respectively, is included in the table below, as well as compensation expense recognized from the amortization of the value of RSUs over the applicable vesting periods.

	Three Months Ended March 31,
(Dollars and RSUs in thousands)	2025	2024
Restricted Stock Units, beginning of period	123	—
Absolute TSR Performance-based RSUs granted (1)	—	57
Relative TSR Performance-based RSUs granted (1)	—	43
Time-based RSUs granted (2)	—	34
Total RSUs granted	—	134
Restricted Stock Units, end of period	123	134
Amortization expense	$242	$317
______________
(1) The number of performance-based RSUs granted were based on target levels. These RSUs will vest or will be forfeited based on the performance level achieved at the end of the performance period, or June 30, 2026.
(2) The number of time-based RSUs granted were based on target levels. One-third of these RSUs vest on each of June 30, 2024, 2025 and 2026.

NOTE 10. OTHER ASSETS, NET

Other assets, net on the Company's Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 are detailed in the table below.

	Balance as of
(Dollars in thousands)	March 31, 2025	December 31, 2024
Straight-line rent receivables, net	$21,051	$20,426
Notes receivable, net of credit loss reserve	13,925	15,727
Fair value of interest rate swaps	12,402	17,631
Financing transaction investment	9,720	—
Leasing commissions, net	4,144	4,104
Deferred financing costs, net	3,531	3,725
Accounts and interest receivables, net	3,441	4,138
Sales-type lessor receivable	3,005	3,012
Financing lease right-of-use assets	2,412	2,427
Mortgage note receivable	2,000	2,000
Above-market intangible assets, net	1,769	1,932
Prepaid assets	1,516	1,666
Other	1,247	616
Operating lease right of use assets	690	698
	$80,853	$78,102

Notes Receivable
The Company's notes receivable included the following at March 31, 2025 and December 31, 2024:

•At March 31, 2025 and December 31, 2024, notes receivable included a term loan totaling $2.3 million and $3.0 million, respectively, secured by all assets and ownership interests in seven long-term acute care hospitals and one inpatient rehabilitation hospital owned by the borrower. The term loan is being repaid in equal monthly installments of $250,000 through the maturity date of December 31, 2025 and bears interest at 9% per annum.

Notes to Condensed Consolidated Financial Statements - Continued
•At March 31, 2025 and December 31, 2024, notes receivable included a fully-drawn term loan totaling $17.0 million and a revolving credit facility with $3.5 million and $4.5 million drawn, respectively, secured by assets and ownership interests of six geriatric behavioral hospitals and affiliated companies all of which are co-borrowers on the loans. At March 31, 2025, the Company had an unfunded commitment of $5.0 million on the revolving credit facility. The revolving credit facility bears interest at 9% per annum and matures on December 31, 2025. The term loan, as amended on March 12, 2025, bears interest at 9% per annum, with interest only payments due currently, quarterly installments of principal payments of $250,000 beginning March 31, 2026 through December 31, 2026, and quarterly installments of principal payments of $666,666 beginning on March 31, 2027 through the facility maturity on December 31, 2032. The term loan and revolving credit facility include a 3% per annum non-cash interest charge that is due and payable upon the earlier of the repayment or maturity of each note.

During 2024, the Company determined that the collectability of the term loan and revolver loan was not reasonably assured. The Company prepared a valuation of the notes based on its estimated value of the underlying collateral. Estimating the underlying fair value of underlying collateral requires management to determine certain assumptions used for the estimation of fair value, including the determination of adjusted EBITDA and the selected EBITDA multiple range. As a result, at March 31, 2025 and December 31, 2024, the Company has an $11.0 million credit loss reserve on its notes receivable with the tenant/lessee and has placed the notes on non-accrual status. Changes in cash flows of the business, changes in market data, such as market multiples, and other relevant data may drive a change in the estimated value of the underlying collateral.

•At March 31, 2025 and December 31, 2024, notes receivable, as amended, also included a $2.2 million revolving credit facility with a borrower. The revolving credit facility will be repaid in monthly installments of $20,000 from March 1, 2025 through May 31, 2025, $40,000 from June 1, 2025 through November 30, 2025, and $50,000 from December 1, 2025 through the maturity date of April 1, 2027 with a balloon payment due at maturity. The revolving credit facility bears interest at 9% per annum, as well as a 3% per annum non-cash interest charge that is due and payable upon the earlier of the repayment or maturity of the note.

•At March 31, 2025 and December 31, 2024, the Company had a $2.0 million mortgage note receivable with a developer which is secured by the land, improvements, and personal property. The mortgage loan, which bears interest at 10% per annum, will be interest only until the principal is due at the earlier of the sale of the property, or August 15, 2027.

The Company identified the borrowers of these notes as variable interest entities ("VIEs"), but management determined that the Company was not the primary beneficiary of the VIEs because we lack either directly or through related parties any material decision-making rights or control of the entities that impact the borrowers' economic performance. We are not obligated to provide support beyond our stated commitment to the borrowers, and accordingly our maximum exposure to loss as a result of this relationship is limited to the amount of our outstanding notes receivable. The VIEs that we have identified at March 31, 2025 are summarized in the table below.

Classification	Carrying Amount (in thousands)	Maximum Exposure to Loss (in thousands)
Note receivable (term loan)	$2,250	$2,250
Notes receivable (revolving credit facility and term loan), net of credit loss	$9,515	$9,515
Note receivable (revolving credit facility)	$2,160	$2,160
Note receivable (mortgage note)	$2,000	$2,000

Notes to Condensed Consolidated Financial Statements - Continued
Financing Transaction Investment
During the first quarter of 2025, the Company acquired a property for cash consideration of approximately $9.7 million which was accounted for as a sale-leaseback transaction. The lease, signed at closing, will commence upon substantial completion of approximately $1.4 million in tenant improvements. Because the lease has not yet commenced and it is being accounted for as a sale-leaseback transaction, the Company could not recognize the acquisition as a real estate purchase but rather accounted for the acquisition as a financing transaction and recorded the property in other assets on the Company's Condensed Consolidated Balance Sheet. Upon commencement of the lease, the Company will account for the acquisition as a real estate acquisition and the property will be reclassified from other assets to real estate properties on the Company's Condensed Consolidated Balance Sheet.

NOTE 11. OTHER LIABILITIES, NET

Other liabilities, net on the Company's Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 are detailed in the table below.

	Balance as of
(Dollars in thousands)	March 31, 2025	December 31, 2024
Prepaid rent	$5,757	$6,504
Security deposits	3,292	2,975
Below-market lease intangibles, net	2,139	2,359
Financing lease liability	3,258	3,262
Operating lease liability	760	763
Other	513	491
	$15,719	$16,354

NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate the fair value.

Cash and cash equivalents and restricted cash - The carrying amount approximated the fair value. The fair value estimates were determined using level 1 inputs.

Notes and mortgage note receivable - The fair value was estimated using cash flow analyses which are based on an assumed market rate of interest or at a rate consistent with the rates on notes carried by the Company and were classified as level 2 inputs in the hierarchy.

Notes receivable, net of credit loss - The fair value of these notes, net of credit loss, was estimated based on its estimated value of the underlying collateral on the notes and are classified as Level 3 in the hierarchy.

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

The table below details the fair values and carrying values for our notes and mortgage note receivable, and interest rate swaps at March 31, 2025 and December 31, 2024.

Notes to Condensed Consolidated Financial Statements - Continued

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes and mortgage note receivable, level 2	$6,410	$6,511	$7,180	$7,248
Notes receivable, net of credit loss, level 3(1)(2)	$9,515	$9,515	$10,547	$10,547
Interest rate swap asset	$12,402	$12,402	$17,631	$17,631
___________________
(1) During 2024, the Company recorded an $11.0 million credit loss reserve related to the notes receivable with one tenant and moved from measuring fair value utilizing Level 2 inputs to Level 3 inputs, based on its estimated value of the underlying collateral.

(2) Calculated utilizing Level 3 inputs at March 31, 2025 and December 31, 2024, with no change in the credit loss reserve for the quarter ended March 31, 2025. The change in carrying and fair value is due to payments on the note receivable during the period.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Tenant Improvements
The Company may provide tenant improvement allowances in new or renewal leases for the purpose of refurbishing or renovating tenant space. The Company may also assume tenant improvement obligations included in leases acquired in its real estate acquisitions. As of March 31, 2025, the Company had approximately $28.2 million in commitments for tenant improvements, of which $10.3 million relate to two redevelopment projects of buildings into different healthcare uses backed by long-term leases.

Capital Improvements
The Company has entered into contracts with various vendors for various capital improvement projects related to its portfolio. As of March 31, 2025, the Company had approximately $3.3 million in commitments for capital improvement projects, of which $1.9 million represent four redevelopment projects of buildings into different healthcare uses backed by long-term leases.

Legal Proceedings
The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company's Consolidated Financial Statements.

NOTE 14. SUBSEQUENT EVENTS

Dividend Declared
On April 24, 2025, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.47 per share. The dividend is payable on May 23, 2025 to stockholders of record on May 9, 2025.

Asset Disposition
In April 2025, the Company disposed of a building in Ohio and received net proceeds of approximately $0.6 million from the sale.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements
This report and other materials that Community Healthcare Trust Incorporated (the "Company") has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by management of the Company, contain, or will contain, statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “believes”, “expects”, “may”, "will', “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates”, “anticipates” or other similar words or expressions, including the negative thereof. Forward-looking statements are based on certain assumptions and can include future expectations, future plans and strategies, financial and operating projections or other forward-looking information. Such forward-looking statements reflect management’s current beliefs and are based on information currently available to management. Because forward-looking statements relate to future events, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company’s control. Thus, the Company’s actual results and financial condition may differ materially from those indicated in such forward-looking statements. Some factors that might cause such a difference include the following: general volatility of the capital markets and the market price of the Company’s common stock, changes in the Company’s business strategy, availability, terms and deployment of capital, the Company’s ability to refinance existing indebtedness at or prior to maturity on favorable terms, or at all, changes in the real estate industry in general, interest rates or the general economy, adverse developments related to the healthcare industry, changes in governmental regulations, the degree and nature of the Company’s competition, the ability to consummate acquisitions under contract, catastrophic or extreme weather and other natural events and the physical effects of climate change, the occurrence of cyber incidents, effects on global and national markets as well as businesses resulting from increased inflation, changes in interest rates, supply chain disruptions, labor conditions, tariffs and global trade tensions, and/or conflicts in Ukraine and the Middle East, and other factors described in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and the Company’s other filings with the Securities and Exchange Commission from time to time. Readers are therefore cautioned not to place undue reliance on the forward-looking statements contained herein which speak only as of the date hereof. The Company intends these forward-looking statements to speak only as of the time of this report and the Company undertakes no obligation to update forward-looking statements, whether as a result of new information, future developments, or otherwise, except as may be required by law.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Financing Transaction Investment
During the first quarter of 2025, the Company acquired a property for cash consideration of approximately $9.7 million. The Company has accounted for this as a financing transaction. See Note 10 – Other Assets, net for additional details. The financing transaction was funded with proceeds from the Company's Revolving Credit Facility.

Acquisition Pipeline
The Company has seven properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $169.5 million. The Company anticipates closing on these properties throughout 2025, 2026 and 2027; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close. The Company expects to fund these acquisitions with cash from operations, with net proceeds from equity or debt issuances, with the Company's Revolving Credit Facility, or from asset sales.

Leased Square Footage
As of March 31, 2025, our real estate portfolio was approximately 90.9% leased, excluding real estate properties held for sale. During the first three months of 2025, we had expiring or terminated leases related to approximately 166,000 square feet, and we leased or renewed leases relating to approximately 168,000 square feet.

Purchase Option Provisions
Certain of the Company's leases provide the lessee with a purchase option or a right of first refusal to purchase the leased property. The purchase option provisions generally allow the lessee to purchase the leased property at fair value or at an amount greater than the Company's gross investment in the leased property at the time of the purchase.

At March 31, 2025, the Company had an aggregate gross investment of approximately $31.5 million in 9 real estate properties with purchase options exercisable at March 31, 2025 that had not been exercised.

Inflation
Inflation has significantly increased during the past couple of years and a prolonged period of high and persistent inflation could cause an increase in our expenses, capital expenditures, and cost of our variable-rate borrowings which could have a material impact on our financial position or results of operations. Many of our lease agreements contain provisions designed to mitigate the adverse impact of inflation, including annual rent increases based on stated increases or CPI increases. In response to inflationary pressures, the Federal Reserve raised interest rates in
2022 and 2023, however, the Federal Reserve lowered interest rates in 2024 and may provide additional rate changes during 2025. Higher interest rates may adversely impact real estate asset values and increase our interest expense on our variable-rate borrowings under our revolving credit facility.

Results of Operations
The Company's results of operations for the three months ended March 31, 2025 compared to the same period in 2024 were impacted by real estate acquisitions, lease receivables placed on cash basis, notes receivable put on non-accrual, compensation expense, including non-cash stock compensation, interest expense, as well as other items discussed in more detail below.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Revenues
Rental income increased approximately $1.4 million, or 4.9%, for the three months ended March 31, 2025 compared to the same period in 2024. Rental income on properties acquired during 2024 resulted in additional rental income of approximately $1.9 million in 2025 compared to 2024 and the impact of moving a tenant to cash basis in the second quarter of 2024 resulted in a reduction of approximately $0.8 million in 2025 compared to 2024. The remaining $0.3 million increase resulted from net leasing activities.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Other operating interest decreased approximately $0.6 million, or 64.9%, for the three months ended March 31, 2025 compared to the same period in 2024 due mainly to placing a tenant note on non-accrual in the second quarter of 2024.

Expenses
Property operating expenses increased approximately $0.3 million, or 5.2%, for the three months ended March 31, 2025 compared to the same period in 2024. Property operating expenses on properties acquired during 2024 resulted in an increase of approximately $0.2 million in 2025 compared to 2024, with the remaining increase due to various fluctuations in expenses on the existing portfolio.

General and administrative expenses increased approximately $0.5 million, or 12.0%, for the three months ended March 31, 2025 compared to the same period in 2024 due mainly to compensation-related expenses. The non-cash amortization of deferred compensation increased approximately $0.3 million for the three months ended March 31, 2025 compared to the same period in 2024 due to the issuance of additional restricted shares. Also, the adoption of the new executive compensation program in January 2024, which included limiting the maximum elective deferral percentage amount of bonus to 50% (previously 100%) for the performance period from July 1, 2024 through June 30, 2025, resulted in an increase of $0.2 million for the three months ended March 31, 2025 compared to the same period in 2024.

Depreciation and amortization expense increased approximately $0.7 million, or 6.6%, for the three months ended March 31, 2025 compared to the same period in 2024. This increase was due mainly to the following:

•Depreciation and amortization on real estate acquired during 2024 resulted in an increase of approximately $0.8 million;
•Depreciation on tenant and other capital improvements resulted in an increase of approximately $0.6 million; offset partially by
•Fully amortized building improvements resulted in a decrease of approximately $0.1 million; and
•Fully amortized real estate lease intangibles which generally have a shorter depreciable life than a building resulted in a decrease of approximately $0.6 million.

Interest expense
Interest expense increased approximately $1.3 million, or 25.5%, for the three months ended March 31, 2025 compared to the same period in 2024 due mainly to increases in the weighted average balance and interest rates on the Credit Facility.

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

Management believes that net income, as defined by GAAP, is the most appropriate earnings measurement. However, management believes FFO, AFFO, FFO per share and AFFO per share provide an understanding of the operating performance of the Company’s properties without giving effect to certain significant non-cash items, primarily depreciation and amortization expense. Historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time. However, real estate values instead have historically risen or fallen with market conditions. The Company believes that by excluding the effect of depreciation, amortization, impairments and gains or losses from sales of real estate, losses and impairment of incidental assets, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO, AFFO, FFO per share and AFFO per share can facilitate comparisons of operating performance between periods. The table below reconciles net income to FFO and AFFO for the three months ended March 31, 2025 compared to the same periods in 2024.

	Three Months Ended March 31,
(In thousands, except per share amounts)	2025	2024
Net income	$1,591	$3,665
Real estate depreciation and amortization	11,077	10,378
FFO	12,668	14,043
Straight-line rent	(639)	(755)
Stock-based compensation	2,710	2,424
AFFO	$14,739	$15,712
FFO per diluted common share	$0.47	$0.53
AFFO per diluted common share	$0.55	$0.59
Weighted average common shares outstanding - diluted (1)	27,007	26,707
___________________
(1) Diluted weighted average common shares outstanding for FFO and AFFO are calculated based on the treasury method, rather than the 2-class method used to calculate earnings per share. Restricted stock awards and time-based RSUs are included in the calculation of weighted average common shares outstanding to the extent that they are dilutive. Performance-based RSUs are included in the calculation of weighted average common shares outstanding to the extent that they are in-the-money as of the end of the reporting period and are dilutive..

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

The table below reconciles net income to NOI for the three months ended March 31, 2025 compared to the same periods in 2024.

	Three Months Ended March 31,
(In thousands)	2025	2024
Net income	$1,591	$3,665
General and administrative	5,100	4,554
Depreciation and amortization	10,943	10,262
Interest expense	6,352	5,062
Interest and other income, net	(3)	(1)
NOI	$23,983	$23,542

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

The table below reconciles net income to EBITDAre and Adjusted EBITDAre for the three months ended March 31, 2025 compared to the same periods in 2024.

	Three Months Ended March 31,
(In thousands)	2025	2024
Net income	$1,591	$3,665
Interest expense	6,352	5,062
Depreciation and amortization	10,943	10,262
EBITDAre	$18,886	$18,989
Non-cash stock-based compensation expense	2,710	2,424
Adjusted EBITDAre	$21,596	$21,413

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

Financing Policy
The Company’s current financing policy limits aggregate debt (secured or unsecured) in excess of 40% of the Company's total capitalization, except for short-term, transitory periods. At March 31, 2025, our debt to total capitalization ratio (debt plus stockholders' equity plus accumulated depreciation) was approximately 41.0%.

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

Credit Facility
At March 31, 2025, the Company had $222.0 million outstanding on its Revolving Credit Facility with a maturity on October 16, 2029. In addition, the Company has $275.0 million outstanding in Term Loans with expirations beginning in 2028 through 2030. The Company has entered into interest rate swaps to fix the interest rates on $275.0 million of the Term Loans, with maturities matching the maturity dates of the notes, and $75.0 million of the Revolving Credit Facility, which will mature on March 29, 2026. See Note 5 – Debt, net to the Condensed Consolidated Financial Statements which provide more details on the Company's Credit Facility. At March 31, 2025, the Company had borrowing capacity remaining under the Revolving Credit Facility of approximately $178.0 million.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. The Company was in compliance with its financial covenants under its Credit Facility as of March 31, 2025.

Ground Leases
At March 31, 2025, the Company was obligated, as the lessee, under four non-prepaid ground leases accounted for as operating leases with expiration dates, including renewal options, through 2076, and two non-prepaid ground leases accounted for as financing leases with expiration dates through 2109, including renewal options. Any rental

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
increases related to the Company's ground leases are generally either stated or based on the Consumer Price Index. At March 31, 2025, the Company's aggregate obligation under these ground leases was approximately $8.7 million. See Note 3 – Real Estate Leases to the Condensed Consolidated Financial Statements.

Acquisition Pipeline
The Company has seven properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $169.5 million. The Company anticipates closing on these properties throughout 2025, 2026 and 2027; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close. The Company expects to fund these acquisitions with cash from operations, with net proceeds from equity or debt issuances, with the Company's Revolving Credit Facility, or from asset sales.

Asset Disposition
In April 2025, the Company disposed of a building in Ohio and received net proceeds of approximately $0.6 million from the sale.

Tenant Improvements and Capital Improvements
Subject to Company approval, we may fund or reimburse tenants for tenant improvements, which are allowed for in certain leases, of up to approximately $28.2 million as of March 31, 2025. At March 31, 2025, two of these projects, totaling $10.3 million, represented redevelopment projects on buildings with tenants backed by long-term leases.

The Company has also entered into contracts regarding certain capital expenditures with remaining commitments totaling approximately $3.3 million as of March 31, 2025. Four of these projects totaling $1.9 million, represent redevelopment projects of buildings into different healthcare uses backed by long-term leases.

The Company expects to fund these expenditures with cash from operations, with net proceeds from equity or debt issuances, from our Credit Facility, or from asset sales.

Notes Receivable
The Company has a note with a tenant with unfunded commitments remaining totaling $5.0 million at March 31, 2025. See Note 10 – Other Assets, net to the Condensed Consolidated Financial Statements.

Universal Shelf Registration Statement
On February 19, 2025, the Company filed a new non-automatic shelf registration statement on Form S-3 with the Securities and Exchange Commission which became effective on March 14, 2025. The registration statement is for $500.0 million of securities and is effective for three years. Under this registration statement, the Company has the capacity to offer and sell from time to time various types of securities, including common stock, preferred stock, depository shares, rights, debt securities, warrants and units.

ATM Program
Under the ATM Program, the Company may issue and sell shares of its common stock, having an aggregate gross sales price of up to $300.0 million, exclusive of shares of common stock sold under its prior agreements with our Agents. The shares of common stock may be sold from time to time through or to one or more of the Agents, as may be determined by the Company in its sole discretion, subject to the terms and conditions of the third amended and restated sales agency agreement and applicable law. In addition, the Company may enter into one or more forward sales agreements under the ATM Program. As of March 31, 2025, the Company had $300.0 million remaining that may be issued under the ATM Program.

Operating Activities
Cash flows provided by operating activities for the three months ended March 31, 2025 and 2024 were approximately $14.4 million and $12.6 million, respectively. Cash flows provided by operating activities were

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
generally provided by contractual rents and interest on our notes receivable, net of property operating expenses not reimbursed by the tenants, general and administrative expenses, and interest expense paid on our Credit Facility.

Investing Activities
Cash flows used in investing activities for the three months ended March 31, 2025 and 2024 were approximately $12.6 million and $38.5 million, respectively. During the three months ended March 31, 2025, the Company invested in one property for cash consideration of approximately $9.7 million. Also, during the three months ended March 31, 2025, the Company received payments on its notes totaling $1.8 million and funded capital expenditures and tenant improvements on its existing portfolio totaling approximately $4.7 million.

During the three months ended March 31, 2024, the Company invested in four properties for an aggregate cash consideration of approximately $34.3 million. Also, during the three months ended March 31, 2024, the Company received payments on its notes receivable totaling $0.9 million and funded capital expenditures and tenant improvements on its existing portfolio totaling approximately $5.1 million.

Financing Activities
Cash flows used in financing activities for the three months ended March 31, 2025 were approximately $3.9 million and cash flows provided by financing activities for the three months ended March 31, 2024 were $26.2 million. During the three months ended March 31, 2025, the Company borrowed $10.0 million under its Revolving Credit Facility and paid dividends totaling approximately $13.3 million.

During the three months ended March 31, 2024, the Company (i) borrowed $39.0 million under its Revolving Credit Facility, (ii) completed equity offerings under its at-the-market program, resulting in net proceeds, net of underwriters' discount and offering costs, of approximately $0.5 million, (iii) upon the vesting of stock-based awards for certain employees, withheld shares and paid taxes totaling approximately $0.6 million on behalf of employees, and (iv) paid dividends totaling approximately $12.7 million.

Security Deposits
As of March 31, 2025, the Company held approximately $3.3 million in security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon the security deposits if there are any defaults under the leases.

Dividends
The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT.

On April 24, 2025, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.47 per share. The dividend is payable on May 23, 2025 to stockholders of record on May 9, 2025. This rate equates to an annualized dividend of $1.88 per share.

The ability of the Company to pay dividends is dependent upon its ability to generate cash flows and to make accretive new investments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We may use certain derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We will not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based on a notional amount of principal. Under the most common form of interest rate swap, known

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
from our perspective as a floating-to-fixed interest rate swap, a series of floating, or variable, rate payments on a notional amount of principal is exchanged for a series of fixed interest rate payments on such notional amount. During the three months ended March 31, 2025, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Changes In Internal Control Over Financial Reporting
There were no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, an investor should consider the risk factors included in its Annual Report on Form 10-K for the year ended December 31, 2024 and other reports that may be filed by the Company. There were no material changes in the risk factors presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 other than as set forth below:

Changes to U.S. tariff and import/export regulations may have an adverse effect on our business, financial condition and results of operations.

There have been significant changes, and continue to be ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs, creating significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and have a material adverse effect on our business, financial condition, results of operations, and the market price of our common stock.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2025, the Company canceled shares of the Company's common stock to satisfy employee tax withholding obligations upon the vesting of stock-based awards, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares purchased as part of publicly announced plans or programs	Maximum Number of Shares that may yet be purchased under the plans or programs
January 1 - January 31	22,190	$18.90	—	—
February 1 - February 28	—	$—	—	—
March 1 - March 31	—	$—	—	—
Total	22,190

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

During the quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.    EXHIBITS
The exhibits required by Item 601 of Regulation S-K which are filed with this report are listed in the Exhibit Index and are hereby incorporated in by reference.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Corporate Charter of Community Healthcare Trust Incorporated, as amended (1)
3.2	Amended and Restated Bylaws of Community Healthcare Trust Incorporated (2)
10.1
Third Amended and Restated Sales Agency Agreement, dated February 18, 2025, by and among Community Healthcare Trust Incorporated and Piper Sandler & Co., Piper Sandler Financial Products II Inc., Evercore Group L.L.C., Fifth Third Securities, Inc., Huntington Securities, Inc., Janney Montgomery Scott L.L.C., KeyBanc Capital Markets Inc., Regions Securities L.L.C., Truist Bank and Securities, Inc. (3)

31.1 *
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
(3)Filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on February 18, 2025 (File No. 001-37401) and incorporated herein by reference.

*    Filed herewith.
**    Furnished herewith.
†    Denotes executive compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: April 29, 2025

COMMUNITY HEALTHCARE TRUST INCORPORATED

By:	/s/ David H. Dupuy
David H. Dupuy
Chief Executive Officer and President

By:	/s/ William G. Monroe IV
William G. Monroe IV
Executive Vice President and Chief Financial Officer