Form 10-Q
period 2025-06-30
Community Healthcare Trust Inc
filed 2025-07-29
CIK 1631569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37401

Community Healthcare Trust Incorporated
(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-5212033
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
Yes  ☐     No ☒
The Registrant had 28,366,744 shares of Common Stock, $0.01 par value per share, outstanding as of July 22, 2025.

COMMUNITY HEALTHCARE TRUST INCORPORATED
FORM 10-Q
JUNE 30, 2025

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	(Unaudited)
	June 30, 2025	December 31, 2024
ASSETS
Real estate properties
Land and land improvements	$152,887	$149,501
Buildings, improvements, and lease intangibles	1,004,616	996,104
Personal property	809	326
Total real estate properties	1,158,312	1,145,931
Less accumulated depreciation	(262,961)	(242,609)
Total real estate properties, net	895,351	903,322
Cash and cash equivalents	4,863	4,384
Assets held for sale, net	5,465	6,755
Other assets, net	60,613	78,102
Total assets	$966,292	$992,563

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Debt, net	$500,077	$485,955
Accounts payable and accrued liabilities	13,944	14,289
Other liabilities, net	14,451	16,354
Total liabilities	528,472	516,598

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 450,000 shares authorized; 28,368 and 28,242 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	284	282
Additional paid-in capital	712,498	704,524
Cumulative net income	74,709	85,675
Accumulated other comprehensive income	9,121	17,631
Cumulative dividends	(358,792)	(332,147)
Total stockholders’ equity	437,820	475,965
Total liabilities and stockholders' equity	$966,292	$992,563

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(Unaudited; Dollars and shares in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUES
Rental income	$30,128	$27,905	$59,858	$56,247
Other operating interest	(1,043)	(389)	(695)	602
	29,085	27,516	59,163	56,849

EXPENSES
Property operating	5,585	5,572	11,680	11,363
General and administrative (1)	10,559	4,760	15,659	9,314
Depreciation and amortization	10,879	10,792	21,822	21,054
	27,023	21,124	49,161	41,731

OTHER (EXPENSE) INCOME
Gains on sale, net of impairments of real estate assets	640	(140)	640	(140)
Interest expense	(6,592)	(5,986)	(12,944)	(11,048)
Credit loss reserve	(8,672)	(11,000)	(8,672)	(11,000)
Interest and other income, net	5	307	8	308
	(14,619)	(16,819)	(20,968)	(21,880)

NET LOSS	$(12,557)	$(10,427)	$(10,966)	$(6,762)

NET LOSS PER COMMON SHARE
Net loss per common share - Basic	$(0.50)	$(0.42)	$(0.47)	$(0.31)
Net loss per common share - Diluted	$(0.50)	$(0.42)	$(0.47)	$(0.31)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC	26,803	26,479	26,768	26,388
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-DILUTED	26,803	26,479	26,768	26,388
__________
(1) General and administrative expenses for the three and six months ended June 30, 2025, included severance and transition-related expenses totaling $1.3 million related to a termination in the second quarter of 2025, as well as non-cash stock-based compensation expense totaling $7.1 million and $9.8 million, respectively, which includes accelerated amortization of $4.6 million related to a termination in the second quarter of 2025. General and administrative expenses for the three and six months ended June 30, 2024, included non-cash stock-based compensation expense totaling $2.5 million and $4.9 million, respectively.

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(Unaudited; Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

NET LOSS	$(12,557)	$(10,427)	$(10,966)	$(6,762)
Other comprehensive (loss) income:
(Decrease) increase in fair value of cash flow hedges	(1,463)	2,703	(4,876)	10,573
Reclassification for amounts recognized as interest expense	(1,818)	(2,703)	(3,634)	(5,500)
Total other comprehensive (loss) income	(3,281)	—	(8,510)	5,073
COMPREHENSIVE LOSS	$(15,838)	$(10,427)	$(19,476)	$(1,689)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025
(Unaudited; Dollars and shares in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid in Capital	Cumulative Net Income	Accumulated Other Comprehensive Income	Cumulative Dividends	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2025	—	$—	28,339	$283	$706,776	$87,266	$12,402	$(345,406)	$461,321
Issuance of common stock, net of issuance costs	—	—	—	—	(84)	—	—	—	(84)
Stock-based compensation, net of forfeitures	—	—	109	1	7,121	—	—	—	7,122
Shares withheld on vesting of stock-based compensation	—	—	(80)	—	(1,315)	—	—	—	(1,315)
Decrease in fair value of cash flow hedges	—	—	—	—	—	—	(1,463)	—	(1,463)
Reclassification for amounts recognized as interest expense	—	—	—	—	—	—	(1,818)	—	(1,818)
Net loss	—	—	—	—	—	(12,557)	—	—	(12,557)
Dividends to common stockholders ($0.4700 per share)	—	—	—	—	—	—	—	(13,386)	(13,386)
Balance at June 30, 2025	—	$—	28,368	$284	$712,498	$74,709	$9,121	$(358,792)	$437,820

Balance at December 31, 2024	—	$—	28,242	$282	$704,524	$85,675	$17,631	$(332,147)	$475,965
Issuance of common stock, net of issuance costs	—	—	—	—	(121)	—	—	—	(121)
Stock-based compensation, net of forfeitures	—	—	228	2	9,830	—	—	—	9,832
Shares withheld on vesting of stock-based compensation	—	—	(102)	—	(1,735)	—	—	—	(1,735)
Decrease in fair value of cash flow hedges	—	—	—	—	—	—	(4,876)	—	(4,876)
Reclassification for amounts recognized as interest expense	—	—	—	—	—	—	(3,634)	—	(3,634)
Net loss	—	—	—	—	—	(10,966)	—	—	(10,966)
Dividends to common stockholders ($0.9375 per share)	—	—	—	—	—	—	—	(26,645)	(26,645)
Balance at June 30, 2025	—	$—	28,368	$284	$712,498	$74,709	$9,121	$(358,792)	$437,820

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024
(Unaudited; Dollars and shares in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid in Capital	Cumulative Net Income	Accumulated Other Comprehensive Income	Cumulative Dividends	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2024	—	$—	27,701	$277	$690,491	$92,521	$21,490	$(293,133)	$511,646
Issuance of common stock, net of issuance costs	—	—	294	3	6,873	—	—	—	6,876
Stock-based compensation, net of forfeitures	—	—	54	—	2,469	—	—	—	2,469
Increase in fair value of cash flow hedges	—	—	—	—		—	2,703	—	2,703
Reclassification for amounts recognized as interest expense	—	—	—	—	—	—	(2,703)	—	(2,703)
Net loss	—	—	—	—	—	(10,427)	—	—	(10,427)
Dividends to common stockholders ($0.4600 per share)	—	—	—	—	—	—	—	(12,793)	(12,793)
Balance at June 30, 2024	—	$—	28,049	$280	$699,833	$82,094	$21,490	$(305,926)	$497,771

Balance at December 31, 2023	—	$—	27,613	$276	$688,156	$88,856	$16,417	$(280,449)	$513,256
Issuance of common stock	—	—	313	3	7,336	—	—	—	7,339
Stock-based compensation, net of forfeitures	—	—	144	1	4,892	—	—	—	4,893
Shares withheld on vesting of stock-based compensation	—	—	(21)	—	(551)	—	—	—	(551)
Increase in fair value of cash flow hedges	—	—	—	—		—	10,573	—	10,573
Reclassification for amounts recognized as interest expense	—	—	—	—	—	—	(5,500)	—	(5,500)
Net loss	—	—	—	—	—	(6,762)	—	—	(6,762)
Dividends to common stockholders ($0.9175 per share)	—	—	—	—	—	—	—	(25,477)	(25,477)
Balance at June 30, 2024	—	$—	28,049	$280	$699,833	$82,094	$21,490	$(305,926)	$497,771

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(10,966)	$(6,762)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,822	21,054
Other amortization	544	384
Stock-based compensation	5,241	4,893
Accelerated amortization of stock-based compensation	4,591	—
Straight-line rent receivable	(1,823)	(551)
Gains on sale, net of impairments of real estate assets	(640)	140
Credit loss reserve	8,672	11,000
Changes in operating assets and liabilities:
Other assets	1,668	(37)
Accounts payable and accrued liabilities	558	189
Other liabilities	(1,459)	(938)
Net cash provided by operating activities	28,208	29,372

INVESTING ACTIVITIES
Acquisitions of real estate	(9,711)	(57,844)
Proceeds from sale of real estate	615	—
Funding of notes receivable	—	(275)
Proceeds from the repayment of notes receivable	4,975	1,620
Capital expenditures on existing real estate properties	(8,911)	(12,298)
Net cash used in investing activities	(13,032)	(68,797)

FINANCING ACTIVITIES
Net borrowings on revolving credit facility	14,000	59,000
Mortgage note repayments	—	(4,820)
Dividends paid	(26,645)	(25,477)
Proceeds from issuance of common stock	—	7,492
Taxes paid on behalf of employees and shares withheld upon shares vesting	(1,735)	(551)
Equity issuance costs	(317)	(118)
Net cash (used in) provided by financing activities	(14,697)	35,526
Increase (decrease) in cash, cash equivalents and restricted cash	479	(3,899)
Cash, cash equivalents and restricted cash, beginning of period	4,384	4,633
Cash, cash equivalents and restricted cash, end of period	$4,863	$734

Supplemental Cash Flow Information:
Interest paid (net of capitalized interest)	$12,420	$10,703
Invoices accrued for construction, tenant improvement, and other capitalized costs	$4,148	$3,619
Reclassification from financing investment included in other assets to real estate	$9,790	$—
Reclassification of registration statement costs to equity issuance costs	$121	$188
(Decrease) increase in fair value of cash flow hedges	$(4,876)	$10,573
Income taxes paid	$20	$28
Capitalized interest	$80	$77
See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Overview
Community Healthcare Trust Incorporated (the ‘‘Company’’, ‘‘we’’, ‘‘our’’) was organized in the State of Maryland on March 28, 2014. The Company is a fully-integrated healthcare real estate company that owns and acquires real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers. As of June 30, 2025, the Company had gross investments of approximately $1.2 billion in 200 real estate properties (including one property with sales-type leases with a gross amount totaling approximately $8.1 million and one property classified as an asset held for sale with a net investment totaling approximately $5.5 million). The properties are located in 36 states, totaling approximately 4.5 million square feet in the aggregate and were approximately 90.7% leased, excluding the real estate asset held for sale, with a weighted average remaining lease term of approximately 6.6 years. Any references to square footage, property count, or occupancy percentages, and any amounts derived from these values in these notes to the Condensed Consolidated Financial Statements, are outside the scope of our independent registered public accounting firm's review.

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

Segment Reporting
The Company acquires and owns, or finances, healthcare-related real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers throughout the U.S. The Company operates and manages its business as one reportable operating segment. Operating segments are defined as components of an enterprise where separate financial information is evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and assess performance. The Company's CODM is the Chief Executive Officer who reviews total consolidated assets and consolidated net income and assesses the performance of the Company's portfolio and makes operating decisions accordingly. There are no significant segment expenses which require disclosure other than the expenses presented on the Consolidated Statements of Income.

Notes to Condensed Consolidated Financial Statements - Continued
Cash and Cash Equivalents
Cash and cash equivalents may include short-term investments with original maturities of three months or less when purchased. The carrying amounts approximate fair value due to the short term maturity of these investments.

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

NOTE 2. REAL ESTATE INVESTMENTS

As of June 30, 2025, we had gross investments of approximately $1.2 billion in 200 real estate properties (including one property with sales-type leases with a gross amount totaling approximately $8.1 million and one property classified as an asset held for sale with a net investment totaling approximately $5.5 million). The Company's investments are diversified by property type, geographic location, and tenant as shown in the following tables:

Property Type	# of Properties	Gross Investment (in thousands)
Medical Office Building	93	$472,188
Inpatient Rehabilitation Hospitals	9	198,319
Acute Inpatient Behavioral	5	130,535
Specialty Centers	36	116,771
Physician Clinics	35	108,634
Behavioral Specialty Facilities	13	75,271
Surgical Centers and Hospitals	7	48,644
Long-term Acute Care Hospitals	2	21,484
Total	200	$1,171,846

Notes to Condensed Consolidated Financial Statements - Continued

State	# of Properties	Gross Investment (in thousands)
Texas	16	$184,275
Illinois	20	140,956
Ohio	25	115,518
Florida	25	110,324
Pennsylvania	16	68,043
All Others	98	552,730
Total	200	$1,171,846

Primary Tenant	# of Properties	Gross Investment (in thousands)
Lifepoint Health	5	$86,712
US HealthVest	3	77,964
All Others (less than 4%)	192	1,007,170
Total	200	$1,171,846

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

Future minimum lease payments under the non-cancelable operating leases due to the Company for the years ending December 31, as of June 30, 2025, are as follows (in thousands):

2025 (six months ended December 31)	$51,112
2026	96,061
2027	88,618
2028	81,757
2029	71,842
2030 and thereafter	383,555
$772,945

Rental income is recognized as earned over the life of the lease agreement on a straight-line basis when collection of rental payments over the term of the lease is probable. Straight-line rent increased rental income by approximately $1.2 million and $1.8 million, respectively, for the three and six months ended June 30, 2025, reduced rental income by approximately $0.2 million for the three months ended June 30, 2024, and increased rental income by approximately $0.6 million for the six months ended June 30, 2024.

Purchase Option Provisions
Certain of the Company's leases provide the lessee with a purchase option or a right of first refusal to purchase the leased property. The purchase option provisions generally allow the lessee to purchase the leased property at fair value or at an amount greater than the Company's gross investment in the leased property at the time of the purchase. At June 30, 2025, the Company had an aggregate gross investment of approximately $37.4 million in twelve real estate properties with purchase options exercisable at June 30, 2025 that had not been exercised.

Notes to Condensed Consolidated Financial Statements - Continued
Sales-type Leases
The Company has one property with two sales-type leases totaling approximately $8.0 million included in other assets, net on the Company's Condensed Consolidated Balance Sheets. During the second quarter of 2025, the Company amended an operating lease on a property, resulting in a sales-type lease. As a result, the Company recorded a gross lease receivable of $5.1 million which is included in other assets, net on the Company's Condensed Consolidated Balance Sheet. Future lease payments due to the Company under these leases for the years ending December 31, as of June 30, 2025, are as follows (in thousands):

2025 (six months ended December 31)	$427
2026	867
2027	888
2028	910
2029	932
2030 and thereafter	9,618
Total undiscounted lease receivable	13,642
Discount	(5,638)
Lease receivable	$8,004

The Company recognized interest income of approximately $0.2 million and $0.1 million during the three months ended June 30, 2025 and June 30, 2024, respectively, and approximately $0.2 million during each of the six months ended June 30, 2025 and 2024, which is included in other operating interest on the Company's Condensed Consolidated Statements of Operations.

Lessee Accounting
At June 30, 2025, the Company was obligated, as the lessee, under four non-prepaid ground leases accounted for as operating leases with expiration dates, including renewal options, through 2076, and two non-prepaid ground leases accounted for as finance leases with expiration dates through 2109, including renewal options. Any rental increases related to the Company's ground leases are generally either stated or based on the Consumer Price Index. The Company's future lease payments under these non-prepaid ground leases were as follows (in thousands):

	Operating	Financing
2025 (six months ended December 31)	$22	$77
2026	44	154
2027	45	154
2028	46	154
2029	47	154
2030 and thereafter	1,055	6,649
Total undiscounted lease payments	1,259	7,342
Discount	(503)	(4,088)
Lease liabilities	$756	$3,254

Notes to Condensed Consolidated Financial Statements - Continued
The following table discloses other information regarding the ground leases.

	Three Months Ended June 30,
	2025	2024
Operating leases:
Weighted-average remaining lease term in years (including renewal options)	33.3	34.5
Weighted-average discount rate	4.0%	4.0%

Financing leases:
Weighted-average remaining lease term in years (including renewal options)	38.4	39.3
Weighted-average discount rate	4.2%	4.2%

NOTE 4. REAL ESTATE ACQUISITION, DISPOSITIONS, AND ASSET HELD FOR SALE

Acquisition
During the first quarter of 2025, the Company acquired a behavioral specialty facility for cash consideration of approximately $9.7 million. Because the lease had not yet commenced and was accounted for as a sale-leaseback transaction, the Company could not recognize the acquisition as a real estate purchase but rather as a financing transaction. During the second quarter of 2025, the lease commenced, the real estate purchase was recognized, and the asset was reclassified from other assets to real estate properties on the Company's Condensed Consolidated Balance Sheet. The property is 100% leased to a tenant with a lease expiration in 2040. Amounts reflected in revenues and net income for the property for the six months ended June 30, 2025 were approximately $0.4 million and $0.3 million, respectively, and transaction costs totaling approximately $0.2 million were capitalized relating to the property acquisition. The following table summarizes our property acquisition for the six months ended June 30, 2025:

Location	Property Type (1)	Number of Properties	Date Acquired	Purchase Price	Cash Consideration	Real Estate	Other (2)	Square Footage
				(000's)	(000's)	(000's)	(000's)
Cartersville, GA	BSF	1	3/6/2025 (3)	$9,504	$9,711	$9,720	$(9)	38,339
				$9,504	$9,711	$9,720	$(9)	38,339

(1) BSF - Behavioral Specialty Facility
(2) Includes liabilities assumed at acquisition
(3) The date acquired above for the Cartersville, GA property is the date the Company closed on the transaction with the seller. The lease commenced on 4/4/2025.
The following table summarizes the relative fair values of the assets acquired and liabilities assumed in the property acquisition for the six months ended June 30, 2025:

	Relative Fair Value	Estimated Useful Life
	(in thousands)	(in years)
Land and land improvements	$3,330	15.0
Building and building improvements	6,390	44.7
Liabilities assumed	(9)
Total cash consideration	$9,711

Asset Dispositions
During the second quarter of 2025, the Company disposed of a building in Ohio, received net proceeds of approximately $0.6 million, and recognized a gain of approximately $0.2 million on the sale. The property was previously classified as a real estate asset held for sale on the Company's Condensed Consolidated Balance Sheet. Also, during the second quarter of 2025, the Company amended an operating lease on a property that resulted in a sales-type lease. As such, the Company reclassified the net book value of the real estate totaling $3.7 million to a net

Notes to Condensed Consolidated Financial Statements - Continued
lease investment in other assets on the Condensed Consolidated Balance Sheet and recognized a gain on sale totaling approximately $1.3 million (see also sales-type leases in Note 3 – Real Estate Leases).

Assets Held for Sale
The Company had one property classified as held for sale as of June 30, 2025 and two properties classified as held for sale as of December 31, 2024. During the second quarter of 2025, the Company recorded impairment charges of $0.9 million on a property held for sale at June 30, 2025 and December 31, 2024, based on estimated sale prices. The table below reflects the real estate assets classified as assets held for sale as of June 30, 2025 and December 31, 2024.

(Dollars in thousands)	June 30, 2025	December 31, 2024
Balance Sheet data:
Land	$1,048	$1,225
Building, improvements, and lease intangibles	6,803	8,218
	7,851	9,443
Accumulated depreciation	(2,386)	(2,688)
Assets held for sale, net	$5,465	$6,755

NOTE 5. DEBT, NET

The table below details the Company's debt as of June 30, 2025 and December 31, 2024.

	Balance as of
(Dollars in thousands)	June 30, 2025	December 31, 2024	Maturity Dates

Credit Facility:
Revolving Credit Facility	$226,000	$212,000	10/29
A-4 Term Loan, net	124,692	124,635	3/28
A-5 Term Loan, net	149,385	149,320	3/30
	$500,077	$485,955

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

Amounts outstanding under the Revolving Credit Facility bear interest at a floating rate based on the Company's option, on either: (i) adjusted term SOFR or adjusted daily simple SOFR plus 1.15% to 1.75% or (ii) a base rate plus 0.15% to 0.75% in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.20% of the amount of the unused portion of the Revolving Credit Facility if amounts borrowed are greater than 33.3% of the borrowing capacity under the Revolving Credit Facility and 0.25% of the unused portion of the Revolving Credit Facility if amounts borrowed are less than or equal to 33.3% of the borrowing capacity under the Revolving Credit Facility. At June 30, 2025, the Company had $226.0 million outstanding under the Revolving Credit Facility with a borrowing capacity remaining of $174.0 million.

Notes to Condensed Consolidated Financial Statements - Continued
Amounts outstanding under the Term Loans will bear interest at a floating rate that is based, at the Company's option, on either (i) adjusted term SOFR or adjusted daily SOFR plus 1.65% to 2.30%, plus a simple SOFR adjustment equal to 0.10% per annum, or (ii) a base rate plus 0.65% to 1.30%, in each case, depending upon the Company’s leverage ratio.

The Company has entered into interest rate swaps to fix the interest rates on the Term Loans and a portion of the Revolving Credit Facility. At June 30, 2025, the Company had fixed the $275.0 million outstanding under the Term Loans and $75.0 million of the Revolving Credit Facility, which had an aggregate fixed weighted average interest rate under the swaps of approximately 4.7% and 3.8% respectively. See Note 6 – Derivative Financial Instruments for more details on the interest rate swaps. The floating rate for the $151.0 million of the Revolving Credit Facility not under a swap was approximately 6.0% at June 30, 2025.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. The Company was in compliance with its financial covenants under its Credit Facility as of June 30, 2025.

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

As of June 30, 2025, the Company had fifteen outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk for notional amounts totaling $350.0 million, which mature between 2026 and 2030. See Note 5 – Debt, net.

Tabular Disclosure of Fair Value of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024.

	Asset Derivatives Fair Value at			Liability Derivatives Fair Value at
(Dollars in thousands)	June 30, 2025	December 31, 2024	Balance Sheet Classification	June 30, 2025	December 31, 2024	Balance Sheet Classification
Interest rate swaps	$9,121	$17,631	Other assets, net	$—	$—	Other liabilities, net

Notes to Condensed Consolidated Financial Statements - Continued
The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income ("AOCI") and are subsequently reclassified to interest expense in the period that the hedged forecasted transaction affects earnings.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s Term Loans. During the next twelve months, the Company estimates that an additional $5.2 million will be reclassified from AOCI as a decrease to interest expense.

Tabular Disclosure of the Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Amount of unrealized (loss) gain recognized in OCI on derivative	$(1,463)	$2,703	$(4,876)	$10,573
Amount of gain reclassified from AOCI into interest expense	$(1,818)	$(2,703)	$(3,634)	$(5,500)
Total interest expense presented in the Condensed Consolidated Statements of Operations in which the effects of the cash flow hedges are recorded	$6,592	$5,986	$12,944	$11,048

Tabular Disclosures of Offsetting Derivatives
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of June 30, 2025 and December 31, 2024. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. As of June 30, 2025 and December 31, 2024 the Company did not have any derivatives in a liability position, therefore we do not present offsetting of derivative liabilities to be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Condensed Consolidated Balance Sheets.

Offsetting of Derivative Assets (as of June 30, 2025)
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$9,121	$—	$9,121	$—	$—	$9,121

Offsetting of Derivative Assets (as of December 31, 2024)
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$17,631	$—	$17,631	$—	$—	$17,631

Credit-risk-related Contingent Features
As of June 30, 2025, the Company did not have any derivatives in a net liability position. As of June 30, 2025, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company terminated these interest rate swaps or breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.

Notes to Condensed Consolidated Financial Statements - Continued
NOTE 7. STOCKHOLDERS' EQUITY

Common Stock
The following table provides a reconciliation of the beginning and ending common stock balances for the six months ended June 30, 2025 and for the year ended December 31, 2024:

(In thousands)	Six Months Ended June 30, 2025	Year Ended December 31, 2024
Balance, beginning of period	28,242	27,613
Issuance of common stock	—	313
Vested RSUs	28	11
Restricted stock issued, net of withheld shares and forfeitures	98	305
Balance, end of period	28,368	28,242

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

The Company did not issue any shares under the ATM Program during the six months ended June 30, 2025. As of June 30, 2025, the Company had $300.0 million remaining that may be issued under the ATM Program.

Notes to Condensed Consolidated Financial Statements - Continued

NOTE 8. NET LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net loss per common share for the three and six months ended June 30, 2025 and 2024, respectively. Net income (loss) available to common stockholders excludes dividends paid on participating securities which include restricted stock and time-based RSUs. Dividends accrue but are not paid on unvested performance-based RSUs.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2025	2024	2025	2024
Net loss	$(12,557)	$(10,427)	$(10,966)	$(6,762)
Participating securities' share in earnings(1)	(770)	(657)	(1,528)	(1,303)
Net loss, less participating securities' share in earnings	$(13,327)	$(11,084)	$(12,494)	$(8,065)

Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	28,364	27,879	28,344	27,780
Unvested restricted shares	(1,561)	(1,400)	(1,576)	(1,392)
Weighted average Common Shares outstanding–Basic	26,803	26,479	26,768	26,388
Weighted average Common Shares outstanding –Diluted	26,803	26,479	26,768	26,388

Basic Net Loss Per Common Share	$(0.50)	$(0.42)	$(0.47)	$(0.31)

Diluted Net Loss Per Common Share	$(0.50)	$(0.42)	$(0.47)	$(0.31)
(1) Net income available to common stockholders excludes dividends paid on participating securities which include restricted stock and time-based RSUs. Dividends accrue but are not paid on unvested performance-based RSUs.

NOTE 9. STOCK INCENTIVE PLAN

Restricted Stock Awards
A summary of restricted stock award activity for the three and six months ended June 30, 2025 and 2024 is included in the table below, as well as compensation expense recognized from the amortization of the value of shares over the applicable vesting periods.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in thousands)	2025	2024	2025	2024
Stock-based awards, beginning of period	1,598	1,380	1,560	1,374
Stock in lieu of compensation	28	16	89	59
Stock awards	56	38	114	85
Total stock granted	84	54	203	144
Vested shares	(225)	(17)	(306)	(101)
Forfeited shares	(2)	—	(2)	—
Stock-based awards, end of period	1,455	1,417	1,455	1,417
Amortization expense (1)	$6,735	$2,152	$9,360	$4,260
___________
(1) Amortization expense for the three and six months ended June 30, 2025 includes accelerated amortization totaling $4.4 million related to a termination discussed in more detail below.

Notes to Condensed Consolidated Financial Statements - Continued
Restricted Stock Issuances
On May 1, 2025, pursuant to the 2024 Incentive Plan, the Company granted an aggregate of 32,620 shares of restricted stock to its Board of Directors, which will cliff vest in three years. On May 15, 2025, pursuant to the 2024 Incentive Plan and the Fourth Amended and Restated Alignment of Interest Program, the Company granted an aggregate of 44,231 shares of restricted stock to its Board of Directors, in lieu of fees, that will cliff vest in three years. Of the shares granted, 27,644 shares of restricted stock were granted in lieu of compensation from the program pool and 16,587 shares of restricted stock were awarded based on the restriction period elected from the plan pool. Also, on June 2, 2025, pursuant to the 2024 Incentive Plan, the Company granted 7,000 shares of restricted stock to an employee that will cliff vest in five years.

Restricted Stock Units
A summary of the Company's restricted stock unit (RSU) activity during the three and six months ended June 30, 2025 and 2024, respectively, is included in the table below, as well as compensation expense recognized from the amortization of the value of RSUs over the applicable vesting periods.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and RSUs in thousands)	2025	2024	2025	2024
Restricted Stock Units, beginning of period	123	134	123	—
Absolute TSR Performance-based RSUs granted (1)	—	—	—	57
Relative TSR Performance-based RSUs granted (1)	—	—	—	43
Time-based RSUs granted (2)	—	—	—	34
Total RSUs granted	—	—	—	134
Vested RSUs (2)	(28)	—	(28)	—
Restricted Stock Units, end of period	95	134	95	134
Amortization expense(3)	$230	$317	$472	$633
Grant Date Value Remaining at period end to be Amortized During the Performance Period	$1,465	$1,937	$1,465	$1,937
______________
(1) The number of performance-based RSUs granted were based on target levels. These RSUs will vest or will be forfeited based on the performance level achieved at the end of the performance period on June 30, 2026.
(2) The number of time-based RSUs granted were based on target levels and vest ratably on each of June 30, 2024, 2025 and 2026.
(3) Amortization expense for the three and six months ended June 30, 2025 includes accelerated amortization totaling $0.2 million related to a termination discussed in more detail below.

Accelerated Amortization of Restricted Stock and Restricted Stock Units
The Company's former Executive Vice President, Asset Management was terminated effective May 31, 2025. In accordance with his employment agreement, his unvested restricted shares totaling 198,015 shares vested and his unvested restricted stock units totaling 18,275 units vested at target upon termination. As such, upon termination and vesting of these shares, the Company accelerated the unamortized remaining balance of his deferred compensation at May 31, 2025 and recognized $4.6 million of amortization expense.

Notes to Condensed Consolidated Financial Statements - Continued
NOTE 10. OTHER ASSETS, NET

Other assets, net on the Company's Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 are detailed in the table below.

	Balance as of
(Dollars in thousands)	June 30, 2025	December 31, 2024
Straight-line rent receivables, net	$22,248	$20,426
Fair value of interest rate swaps	9,121	17,631
Sales-type lessor receivable	8,004	3,012
Leasing commissions, net	4,259	4,104
Deferred financing costs, net	3,336	3,725
Financing lease right-of-use assets	2,397	2,427
Notes receivable, net of credit loss reserve	2,080	15,727
Mortgage note receivable	2,000	2,000
Prepaid assets	1,950	1,666
Accounts and interest receivables, net	1,709	4,138
Above-market intangible assets, net	1,625	1,932
Operating lease right of use assets	683	698
Other	1,201	616
	$60,613	$78,102

The Company's notes and mortgage note receivable included the following at June 30, 2025 and December 31, 2024:

•In June 2025, a note receivable, secured by all assets and ownership interests in seven long-term acute care hospitals and one inpatient rehabilitation hospital owned by the borrower, was prepaid in full, along with interest through its maturity date of December 31, 2025. The balance on the note at December 31, 2024 was $3.0 million.

•At June 30, 2025 and December 31, 2024, notes receivable included a fully-drawn term loan totaling $17.0 million and a revolving credit facility with $2.7 million and $4.5 million drawn, respectively, secured by assets and ownership interests of six geriatric behavioral hospitals and affiliated companies all of which are co-borrowers on the loans. At June 30, 2025, the Company had an unfunded commitment of $5.8 million on the revolving credit facility. Any future requests for borrowings under the revolving credit facility from this tenant will require review and approval by management. The revolving credit facility, as amended, bears interest at 9% per annum and matures on December 31, 2025. The term loan, as amended, bears interest at 9% per annum, with interest only payments due currently, quarterly installments of principal payments of $250,000 beginning March 31, 2026 through December 31, 2026, and quarterly installments of principal payments of $666,666 beginning on March 31, 2027 through the facility maturity on December 31, 2032. The term loan and revolving credit facility include a 3% per annum non-cash interest charge that is payable upon the earlier of the repayment or maturity of each note.

In the second quarter of 2024, the Company determined that the collectability of the term loan and revolver loan was not reasonably assured. The Company prepared a valuation of the notes based on the estimated fair value of the underlying collateral, requiring management to determine certain assumptions used for the estimation of fair value, including the determination of adjusted EBITDA and the selected EBITDA multiple range. As a result, in the second quarter of 2024, the Company recorded an $11.0 million credit loss reserve on these notes receivable and has placed the notes on non-accrual status.

During the second quarter of 2025, the tenant received indications of interest from various buyers for the sale of its business. Based on the offers received, the Company determined that the collectability of the

Notes to Condensed Consolidated Financial Statements - Continued
remaining outstanding note and interest receivable balances related to this tenant were not reasonably assured. As such, during the three months ended June 30, 2025, the Company recognized an additional credit loss reserve for the remaining balances of the notes, totaling approximately $8.7 million and reserved the remaining outstanding interest receivable on these notes totaling approximately $1.7 million.

•At June 30, 2025 and December 31, 2024, notes receivable, as amended, also included a $2.1 million revolving credit facility with a borrower. The revolving credit facility will be repaid in monthly installments of $20,000 from March 1, 2025 through May 31, 2025, $40,000 from June 1, 2025 through November 30, 2025, and $50,000 from December 1, 2025 through the maturity date of April 1, 2027 with a balloon payment due at maturity. The revolving credit facility bears interest at 9% per annum, as well as a 3% per annum non-cash interest charge that is due and payable upon the earlier of the repayment or maturity of the note.

•At June 30, 2025 and December 31, 2024, the Company had a $2.0 million mortgage note receivable with a developer which is secured by the land, improvements, and personal property. The mortgage loan, which bears interest at 10% per annum, will be interest only until the principal is due at the earlier of the sale of the property, or August 15, 2027.

The Company identified the borrowers of these notes as variable interest entities ("VIEs"), but management determined that the Company was not the primary beneficiary of the VIEs because we lack either directly or through related parties any material decision-making rights or control of the entities that impact the borrowers' economic performance. We are not obligated to provide support beyond our stated commitment to the borrowers, and accordingly our maximum exposure to loss as a result of this relationship is limited to the amount of our outstanding notes receivable. The VIEs that we have identified at June 30, 2025 are summarized in the table below.

Classification	Carrying Amount (in thousands)	Maximum Exposure to Loss (in thousands)
Note receivable (revolving credit facility)	$2,080	$2,080
Note receivable (mortgage note)	$2,000	$2,000

NOTE 11. OTHER LIABILITIES, NET

Other liabilities, net on the Company's Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 are detailed in the table below.

	Balance as of
(Dollars in thousands)	June 30, 2025	December 31, 2024
Prepaid rent	$5,813	$6,504
Security deposits	2,677	2,975
Below-market lease intangibles, net	1,940	2,359
Financing lease liability	3,254	3,262
Operating lease liability	756	763
Other	11	491
	$14,451	$16,354

Notes to Condensed Consolidated Financial Statements - Continued
NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate the fair value.

Cash and cash equivalents - The carrying amount approximated the fair value. The fair value estimates were determined using level 1 inputs.

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

The table below details the fair values and carrying values for our notes and mortgage note receivable, and interest rate swaps at June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes and mortgage note receivable, level 2	$4,080	$4,170	$7,180	$7,248
Notes receivable, net of credit loss, level 3(1)(2)	$—	$—	$10,547	$10,547
Interest rate swap asset	$9,121	$9,121	$17,631	$17,631
___________________
(1) During 2025 and 2024, the Company recorded an $8.7 million and $11.0 million, respectively, credit loss reserve related to the notes receivable with one tenant and moved from measuring fair value utilizing Level 2 inputs to Level 3 inputs, based on its estimated value of the underlying collateral.

(2) Calculated utilizing Level 3 inputs at June 30, 2025 and December 31, 2024. See the table below for Level 3 activity for the six months ended June 30, 2025 and the year ended December 31, 2024.

	Level 3 Inputs
Notes Receivable:	June 30, 2025	December 31, 2024
Beginning fair value	$10,547	$—
Payments	(1,875)	—
Transfers from Level 2 to Level 3	—	21,547
Credit loss reserve	(8,672)	(11,000)
Ending fair value	$—	$10,547

Notes to Condensed Consolidated Financial Statements - Continued
NOTE 13. COMMITMENTS AND CONTINGENCIES

Tenant Improvements
The Company may provide tenant improvement allowances in new or renewal leases for the purpose of refurbishing or renovating tenant space. The Company may also assume tenant improvement obligations included in leases acquired in its real estate acquisitions. As of June 30, 2025, the Company had approximately $29.4 million in commitments for tenant improvements, of which $7.2 million primarily relates to one ongoing redevelopment project of a building into a different healthcare use, backed by a long-term lease.

Capital Improvements
The Company has entered into contracts with various vendors for various capital improvement projects related to its portfolio. As of June 30, 2025, the Company had approximately $4.1 million in commitments for capital improvement projects, of which $1.6 million primarily relates to two ongoing redevelopment projects of buildings into different healthcare uses, backed by long-term leases.

Legal Proceedings
The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company's Consolidated Financial Statements.

NOTE 14. SUBSEQUENT EVENTS

Dividend Declared
On July 24, 2025, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.4725 per share. The dividend is payable on August 22, 2025 to stockholders of record on August 8, 2025.

Subsequent Acquisition
On July 9, 2025, the Company acquired one inpatient rehabilitation facility in Florida upon completion of construction for a purchase price of approximately $26.5 million and cash consideration of approximately $26.4 million. Upon acquisition, the property was 100% leased to a tenant with a lease expiration in 2040. The acquisition was funded with net proceeds from the Revolving Credit Facility and cash on hand.

RSU Issuances
On July 24, 2025, the Company granted the following performance-based and time-based RSUs to its executive officers under the Fourth Amended and Restated Executive Officer Incentive Program:

(RSUs in thousands)	Absolute TSR Performance-based RSUs (1)	Relative TSR Performance-based RSUs (1)	Time-based RSUs (2)

Number of RSUs granted	36	35	39
__________
(1) The number of Performance-based RSUs granted were based on target levels. Actual number of shares granted will be based on performance at the end of the performance period which is June 30, 2028.
(2) The number of Time-based RSUs granted were based on target levels and will vest ratably on each of June 30, 2026, 2027, and 2028.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Asset Acquisition
During the first quarter of 2025, the Company acquired a behavioral specialty facility for cash consideration of approximately $9.7 million. Because the lease had not yet commenced and was accounted for as a sale-leaseback transaction, the Company could not recognize the acquisition as a real estate purchase during the first quarter of 2025 but rather accounted for it as a financing transaction. During the second quarter of 2025, the lease commenced, the real estate purchase was recognized, and the asset was reclassified from other assets to real estate properties on the Company's Condensed Consolidated Balance Sheet. The property is 100.0% leased to a tenant with a lease expiration in 2040.

Subsequent Acquisition
On July 9, 2025, the Company acquired one inpatient rehabilitation facility in Florida upon completion of construction for a purchase price of approximately $26.5 million and cash consideration of approximately $26.4 million. Upon acquisition, the property was 100.0% leased to a tenant with a lease expiration in 2040.

Acquisition Pipeline
The Company has six properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $146.0 million. The Company anticipates closing on these properties throughout 2025, 2026 and 2027; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close. The Company expects to fund these acquisitions with cash from operations, with net proceeds from equity or debt issuances, with the Company's Revolving Credit Facility, or from asset sales.

Asset Dispositions
During the second quarter of 2025, the Company disposed of a building in Ohio, received net proceeds of approximately $0.6 million, and recognized a gain of approximately $0.2 million on the sale. The property was previously classified as an asset held for sale on the Company's Condensed Consolidated Balance Sheet. Also, during the second quarter of 2025, the Company amended an operating lease on a property that resulted in a sales-type lease. As such the Company reclassified the real estate to other assets on the Condensed Consolidated Balance Sheet and recognized a gain on sale of the real estate totaling approximately $1.3 million.

Leased Square Footage
As of June 30, 2025, our real estate portfolio was approximately 90.7% leased, excluding a real estate property held for sale. During the first six months of 2025, we had expiring or terminated leases related to approximately 287,000 square feet, and we leased or renewed leases relating to approximately 279,000 square feet.

Purchase Option Provisions
Certain of the Company's leases provide the lessee with a purchase option or a right of first refusal to purchase the leased property. The purchase option provisions generally allow the lessee to purchase the leased property at fair value or at an amount greater than the Company's gross investment in the leased property at the time of the purchase.

At June 30, 2025, the Company had an aggregate gross investment of approximately $37.4 million in 12 real estate properties with purchase options exercisable at June 30, 2025 that had not been exercised.

Credit Loss on Loans and Interest Receivables
The Company determined that the collectability of the remaining balances on notes and interest with a geriatric inpatient behavioral hospital tenant were not reasonably assured. As a result, in the second quarter of 2025, the Company determined that it should recognize an additional credit loss reserve for the remaining balances of the notes, totaling approximately $8.7 million and should also reserve the remaining outstanding interest receivable on these notes totaling approximately $1.7 million.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Accelerated Amortization of Restricted Stock and Restricted Stock Units
The Company's former Executive Vice President, Asset Management was terminated effective May 31, 2025. In accordance with his employment agreement, his unvested restricted shares totaling 198,015 shares vested and his unvested restricted stock units totaling 18,275 units vested at target upon termination. As such, upon termination and vesting of these shares, the Company accelerated the unamortized remaining balance of his deferred compensation at May 31, 2025 and recognized $4.6 million of amortization expense. Also, the Company recognized severance and transition expense totaling approximately $1.3 million.

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

Results of Operations
The Company's results of operations for the three and six months ended June 30, 2025 compared to the same period in 2024 were impacted by credit loss reserves, real estate acquisitions, lease receivables placed on cash basis, severance and transition charges related to an employee termination, other compensation expense, including non-cash stock compensation, interest expense, as well as other items discussed in more detail below.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Revenues
Rental income increased approximately $2.2 million, or 8.0%, for the three months ended June 30, 2025 compared to the same period in 2024. Rental income on properties acquired during 2024 and 2025 resulted in additional rental income of approximately $0.8 million in 2025 compared to 2024. Also, the reversal of revenues in each of the three months ended June 30, 2024 and 2025 related to the geriatric behavioral hospital tenant resulted in an increase in revenues of approximately $1.2 million for the three months ended June 30, 2025 as compared to the same period in 2024. The remaining $0.2 million increase resulted from net leasing activities.

Other operating interest decreased approximately $0.7 million for the three months ended June 30, 2025 compared to the same period in 2024 due mainly to reversing interest receivables due from a geriatric behavioral hospital tenant in both 2025 and 2024.

Expenses
General and administrative expenses increased approximately $5.8 million for the three months ended June 30, 2025 compared to the same period in 2024 due almost entirely to compensation-related expenses associated with the termination of our former Executive Vice President of Asset Management, effective May 31, 2025. Upon termination, unvested shares of restricted stock and restricted stock units vested in accordance with the terms of his employment agreement, and the Company accelerated the unamortized remaining balance of deferred compensation and recognized approximately $4.6 million of non-cash amortization expense in the second quarter of 2025. Additionally, the Company recognized approximately $1.3 million of severance and transition-related expenses.

Depreciation and amortization expense increased approximately $0.1 million, or 0.8%, for the three months ended June 30, 2025 compared to the same period in 2024. This increase was due mainly to the following:

•Depreciation and amortization on real estate acquired during 2024 and 2025 resulted in an increase of approximately $0.3 million;

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
•Depreciation on tenant and other capital improvements resulted in an increase of approximately $0.6 million; offset partially by
•Fully amortized building improvements resulted in a decrease of approximately $0.2 million; and
•Fully amortized real estate lease intangibles which generally have a shorter depreciable life than a building resulted in a decrease of approximately $0.5 million.

Gains on sale, net of impairments of real estate assets
Gains on sale, net of impairments increased approximately $0.8 million for the three months ended June 30, 2025 compared to the same period in 2024. This increase was due mainly to the following:
•During the three months ended June 30, 2025, the Company amended an operating lease on a property that resulted in a sales-type lease. The Company recognized a gain on sale of the real estate totaling approximately $1.3 million;
•During the three months ended June 30, 2025, the Company recognized a gain on the sale of a property in Ohio of approximately $0.2 million;
•The impairment of a property held for sale during the second quarter of 2024 resulted in an increase of $0.1 million; and
•The impairment of a property held for sale during the second quarter of 2025 resulted in a decrease of $0.9 million.

Interest expense
Interest expense increased approximately $0.6 million, or 10.1%, for the three months ended June 30, 2025 compared to the same period in 2024 due mainly to increases in the weighted average balance and interest rates on the Credit Facility.

Credit loss reserve
A credit loss reserve totaling $11.0 million was recorded during the three months ended June 30, 2024 related to notes receivable with a geriatric inpatient behavioral hospital tenant. An additional credit loss reserve of approximately $8.7 million related to the same tenant was recorded during the three months ended June 30, 2025 to fully reserve the notes. See Note 10 – Other Assets, net for more details on the credit loss reserve.

Interest and other income, net
Interest and other income, net decreased approximately $0.3 million for the three months ended June 30, 2025 compared to the same period in 2024. During the three months ended June 30, 2024, the Company recognized income related to an undistributed allowance for tenant improvements totaling $0.3 million upon expiration of the lease.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Revenues
Rental income increased approximately $3.6 million, or 6.4%, for the six months ended June 30, 2025 compared to the same period in 2024. Income on properties acquired during 2024 and 2025 increased rental income by approximately $2.7 million. Also, the reversal of revenues related to the geriatric behavioral hospital tenant resulted in an increase in revenues of approximately $0.4 million for the six months ended June 30, 2025 as compared to the same period in 2024.

Other operating interest decreased $1.3 million for the six months ended June 30, 2025 compared to the same period in 2024 due mainly to reversing interest receivables due from a geriatric behavioral hospital tenant in both 2025 and 2024.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Expenses
Property operating expenses increased approximately $0.3 million, or 2.8%, for the six months ended June 30, 2025 compared to the same period in 2024, primarily due to properties acquired during 2024 and 2025.

General and administrative expenses increased approximately $6.3 million, or 68.1%, for the six months ended June 30, 2025 compared to the same period in 2024 due mainly to:
•An increase in compensation-related expenses associated with the termination of our former Executive Vice President of Asset Management, effective May 31, 2025. Upon termination, unvested shares of restricted stock and restricted stock units vested in accordance with the terms of his employment agreement, and the Company accelerated the unamortized remaining balance of deferred compensation and recognized approximately $4.6 million of non-cash amortization expense in the second quarter of 2025. Additionally, the Company recognized approximately $1.3 million of severance and transition-related expenses;
•Compensation expense increased approximately $0.7 million for the six months ended June 30, 2025 compared to the same period in 2024, partially related to a $0.3 million increase to non-cash amortization of stock-based compensation; and
•Professional fees decreased by $0.2 million for the six months ended June 30, 2025 compared to the same period in 2024.

Depreciation and amortization expense increased approximately $0.8 million, or 3.6%, for the six months ended June 30, 2025 compared to the same period in 2024. This increase was comprised mainly of the following:

•Acquisitions of real estate in 2024 and 2025 resulted in an increase of approximately $1.1 million;
•Tenant improvements and other capital expenditures resulted in an increase of approximately $1.6 million;
•Fully amortized building improvements resulted in a decrease of approximately $0.7 million; and
•Fully amortized real estate lease intangibles which generally have a shorter depreciable life than a building resulted in a decrease of approximately $1.1 million.

Gains on sale, net of impairment of real estate assets
Gains on sale, net of impairment increased approximately $0.8 million for the six months ended June 30, 2025 compared to the same period in 2024. This increase was due mainly to the following:
•During the six months ended June 30, 2025, the Company amended an operating lease on a property that resulted in a sales-type lease. The Company recognized a gain on sale of the real estate totaling approximately $1.3 million;
•During the six months ended June 30, 2025, the Company recognized a gain on the sale of a property in Ohio of approximately $0.2 million;
•The impairment of a property held for sale during the second quarter of 2024 resulted in an increase of $0.1 million; offset by
•The impairment of a property held for sale during the second quarter of 2025 resulted in a decrease of $0.9 million.

Credit loss reserve
A credit loss reserve totaling $11.0 million was recorded during the six months ended June 30, 2024 related to notes receivable with a geriatric inpatient behavioral hospital tenant. An additional credit loss reserve of approximately $8.7 million related to the same tenant was recorded during the six months ended June 30, 2025 to fully reserve the notes. See Note 10 – Other Assets, net for more details on the credit loss reserve.

Interest expense
Interest expense increased approximately $1.9 million, or 17.2%, for the six months ended June 30, 2025 compared to the same period in 2024 due mainly to increases in the weighted average balance and interest rates on the Credit Facility, including the maturity of two interest rate swaps in 2024, which were replaced with two forward-starting interest swaps at higher interest rates.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Interest and other income, net
Interest and other income, net decreased approximately $0.3 million for the six months ended June 30, 2025 compared to the same period in 2024. During the six months ended June 30, 2024, the Company recognized into income an undistributed allowance for tenant improvements totaling $0.3 million upon expiration of the lease.

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

Management believes that net income, as defined by GAAP, is the most appropriate earnings measurement. However, management believes FFO, AFFO, FFO per share and AFFO per share provide an understanding of the operating performance of the Company’s properties without giving effect to certain significant non-cash items, primarily depreciation and amortization expense. Historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time. However, real estate values instead have historically risen or fallen with market conditions. The Company believes that by excluding the effect

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
of depreciation, amortization, impairments and gains or losses from sales of real estate, losses and impairment of incidental assets, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO, AFFO, FFO per share and AFFO per share can facilitate comparisons of operating performance between periods. The table below reconciles net loss to FFO and AFFO for the three and six months ended June 30, 2025 compared to the same periods in 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Net loss	$(12,557)	$(10,427)	$(10,966)	$(6,762)
Real estate depreciation and amortization	10,861	10,895	21,938	21,273
Gains on sale, net of impairments of real estate assets	(640)	140	(640)	140
Credit loss reserve (1)	8,672	11,000	8,672	11,000
FFO	6,336	11,608	19,004	25,651
Straight-line rent	(1,184)	204	(1,823)	(551)
Stock-based compensation	2,531	2,469	5,241	4,893
Accelerated amortization of deferred compensation (2)	4,591	—	4,591	—
Severance and transition related expenses (2)	1,311	—	1,311	—
AFFO	$13,585	$14,281	$28,324	$29,993
FFO per diluted common share (1) (2) (3)	$0.23	$0.43	$0.70	$0.96
AFFO per diluted common share (3)	$0.50	$0.53	$1.05	$1.12
Weighted average common shares outstanding - diluted (4)	27,011	26,791	27,083	26,756
___________________
(1) During the three and six months ended June 30, 2025, the Company recorded a credit loss reserve on its notes related to a geriatric behavioral hospital tenant totaling approximately $8.7 million. During the three and six months ended June 30, 2024, the Company recorded an $11.0 million credit loss reserve related to its notes receivable with this geriatric behavioral hospital tenant. Because these notes are incidental to the Company's main business, the Company added back these reserves in its calculations of FFO and AFFO.
(2) During the three months and six months ended June 30, 2025, the Company recorded severance and transition-related charges totaling approximately $5.9 million, including non-cash accelerated amortization of stock-based compensation of approximately $4.6 million which reduced FFO per diluted common share by approximately $0.22 for the three and six months ended June 30, 2025.
(3) During the three months ended June 30, 2025, the Company reversed interest related to a geriatric behavioral hospital tenant totaling approximately $1.7 million, resulting in a reduction of FFO and AFFO per diluted share of approximately $0.06. During the three months ended June 30, 2024, the Company reversed rent and interest related to this geriatric behavioral hospital tenant totaling approximately $3.2 million, including straight-line rent of approximately $0.9 million, resulting in a reduction of FFO per diluted share of approximately $0.12. AFFO, which adds back straight-line rent, was reduced by approximately $0.09 per diluted share for the three months ending June 30, 2024.
(4) Diluted weighted average common shares outstanding for FFO and AFFO are calculated based on the treasury method, rather than the 2-class method used to calculate earnings per share. Restricted stock awards and time-based RSUs are included in the calculation of weighted average common shares outstanding to the extent that they are dilutive. Performance-based RSUs are included in the calculation of weighted average common shares outstanding to the extent that they are in-the-money as of the end of the reporting period and are dilutive.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
The table below reconciles net loss to NOI for the three and six months ended June 30, 2025 compared to the same periods in 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Net loss (1)	$(12,557)	$(10,427)	$(10,966)	$(6,762)
General and administrative (2)	4,657	4,760	9,757	9,314
Severance and transition-related compensation (2)	5,902	—	5,902	—
Depreciation and amortization	10,879	10,792	21,822	21,054
Gains on sale, net of impairments of real estate assets	(640)	140	(640)	140
Credit loss reserve (3)	8,672	11,000	8,672	11,000
Interest expense	6,592	5,986	12,944	11,048
Interest and other income, net	(5)	(307)	(8)	(308)
NOI	$23,500	$21,944	$47,483	$45,486
____________
(1) During the three and six months ended June 30, 2025, the Company also reversed interest totaling approximately $1.7 million relating to a geriatric behavioral hospital tenant. During the three and six months ended June 30, 2024, the Company reversed rent and interest totaling approximately $3.2 million, including straight-line rent of approximately $0.9 million, for this tenant.

(2) Severance and transition-related compensation, which is included in general and administrative expenses on the income statement, is shown separately in the reconciliation above for the three and six months ended June 30, 2025.

(3) During the three and six months ended June 30, 2025, the Company recorded a credit loss reserve on its notes related to a geriatric behavioral hospital tenant totaling approximately $8.7 million. During the three and six months ended June 30, 2024, the Company recorded an $11.0 million credit loss reserve related to its notes receivable with this geriatric behavioral hospital tenant.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
The table below reconciles net loss to EBITDAre and Adjusted EBITDAre for the three and six months ended June 30, 2025 compared to the same periods in 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Net loss	$(12,557)	$(10,427)	$(10,966)	$(6,762)
Interest expense	6,592	5,986	12,944	11,048
Depreciation and amortization	10,879	10,792	21,822	21,054
Gains on sale, net of impairments of real estate assets	(640)	140	(640)	140
EBITDAre (1) (2)	$4,274	$6,491	$23,160	$25,480
Non-cash stock-based compensation expense	2,531	2,469	5,241	4,893
Accelerated amortization of deferred compensation	4,591	—	4,591	—
Credit loss reserve	8,672	11,000	8,672	11,000
Adjusted EBITDAre (1) (2)	$20,068	$19,960	$41,664	$41,373
_____________
(1) During the three and six months ended June 30, 2025, the Company also reversed interest totaling approximately $1.7 million for a geriatric behavioral hospital tenant. During the three and six months ended June 30, 2024, the Company reversed rent and interest totaling approximately $3.2 million, including straight-line rent of approximately $0.9 million for this tenant.

(2) During the three and six months ended June 30, 2025, the Company recognized severance and transition-related charges totaling approximately $1.3 million related to the termination of an employee.

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

Financing Policy
The Company’s current financing policy limits aggregate debt (secured or unsecured) in excess of 40% of the Company's total capitalization, except for short-term, transitory periods. At June 30, 2025, our debt to total capitalization ratio (debt plus stockholders' equity plus accumulated depreciation) was approximately 41.6%.

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
At June 30, 2025, the Company had $226.0 million outstanding on its Revolving Credit Facility with a maturity on October 16, 2029. In addition, the Company has $275.0 million outstanding in Term Loans with expirations beginning in 2028 through 2030. The Company has entered into interest rate swaps to fix the interest rates on $275.0 million of the Term Loans, with maturities matching the maturity dates of the notes, and $75.0 million of the Revolving Credit Facility, which will mature on March 29, 2026. See Note 5 – Debt, net to the Condensed Consolidated Financial Statements which provide more details on the Company's Credit Facility. At June 30, 2025, the Company had borrowing capacity remaining under the Revolving Credit Facility of approximately $174.0 million.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. The Company was in compliance with its financial covenants under its Credit Facility as of June 30, 2025.

Ground Leases
At June 30, 2025, the Company was obligated, as the lessee, under four non-prepaid ground leases accounted for as operating leases with expiration dates, including renewal options, through 2076, and two non-prepaid ground leases accounted for as financing leases with expiration dates through 2109, including renewal options. Any rental increases related to the Company's ground leases are generally either stated or based on the Consumer Price Index. At June 30, 2025, the Company's aggregate obligation under these ground leases was approximately $8.6 million. See Note 3 – Real Estate Leases to the Condensed Consolidated Financial Statements.

Subsequent Acquisition
On July 9, 2025, the Company acquired one inpatient rehabilitation facility in Florida upon completion of construction for a purchase price of approximately $26.5 million and cash consideration of approximately $26.4 million. Upon acquisition, the property was 100.0% leased to a tenant with a lease expiration in 2040. The acquisition was funded with net proceeds from the Revolving Credit Facility and cash on hand.

Acquisition Pipeline
The Company has six properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $146.0 million. The Company anticipates closing on these properties throughout 2025, 2026 and 2027; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close. The Company expects to fund these acquisitions with cash from operations, with net proceeds from equity or debt issuances, with the Company's Revolving Credit Facility, or from asset sales.

Tenant Improvements and Capital Improvements
Subject to Company approval, we may fund or reimburse tenants for tenant improvements, which are allowed for in certain leases, of up to approximately $29.4 million as of June 30, 2025. At June 30, 2025, $7.2 million of this commitment relates primarily to one ongoing redevelopment project on a building with a tenant backed by a long-term lease.

The Company has also entered into contracts regarding certain capital expenditures with remaining commitments totaling approximately $4.1 million as of June 30, 2025. At June 30, 2025, $1.6 million of this commitment relates primarily to two redevelopment projects of buildings into different healthcare uses backed by long-term leases.

The Company expects to fund these expenditures with cash from operations, with net proceeds from equity or debt issuances, from our Credit Facility, or from asset sales.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Notes Receivable
The Company has a note with a tenant with unfunded commitments remaining totaling $5.8 million at June 30, 2025. Any future requests for borrowings under the revolving credit facility from this tenant will require review and approval by management. See Note 10 – Other Assets, net to the Condensed Consolidated Financial Statements.

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

ATM Program
Under the ATM Program, the Company may issue and sell shares of its common stock, having an aggregate gross sales price of up to $300.0 million, exclusive of shares of common stock sold under its prior agreements with our Agents. The shares of common stock may be sold from time to time through or to one or more of the Agents, as may be determined by the Company in its sole discretion, subject to the terms and conditions of the third amended and restated sales agency agreement and applicable law. In addition, the Company may enter into one or more forward sales agreements under the ATM Program. As of June 30, 2025, the Company had $300.0 million remaining that may be issued under the ATM Program.

Operating Activities
Cash flows provided by operating activities for the six months ended June 30, 2025 and 2024 were approximately $28.2 million and $29.4 million, respectively. Cash flows provided by operating activities were generally provided by contractual rents and interest on our notes receivable, net of property operating expenses not reimbursed by the tenants, general and administrative expenses, and interest expense paid on our Credit Facility.

Investing Activities
Cash flows used in investing activities for the six months ended June 30, 2025 and 2024 were approximately $13.0 million and $68.8 million, respectively. During the six months ended June 30, 2025, the Company invested in one property for cash consideration of approximately $9.7 million, received payments on its notes totaling $5.0 million and funded capital expenditures and tenant improvements on its existing portfolio totaling approximately $8.9 million.

During the six months ended June 30, 2024, the Company invested in four properties for an aggregate cash consideration of approximately $57.8 million, received payments on its notes receivable totaling $1.6 million and funded capital expenditures and tenant improvements on its existing portfolio totaling approximately $12.3 million.

Financing Activities
Cash flows used in financing activities for the six months ended June 30, 2025 were approximately $14.7 million and cash flows provided by financing activities for the six months ended June 30, 2024 were $35.5 million. During the six months ended June 30, 2025, the Company borrowed $14.0 million under its Revolving Credit Facility and paid dividends totaling approximately $26.6 million. Also, upon the vesting of stock-based awards for certain employees, the Company withheld shares and paid taxes totaling approximately $1.7 million on behalf of employees.

During the six months ended June 30, 2024, the Company (i) borrowed $59.0 million under its Revolving Credit Facility, (ii) completed equity offerings under its at-the-market program, resulting in net proceeds, net of underwriters' discount and offering costs, of approximately $7.4 million, (iii) upon the vesting of stock-based awards for certain employees, withheld shares and paid taxes totaling approximately $0.6 million on behalf of employees, and (iv) paid dividends totaling approximately $25.5 million.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Security Deposits
As of June 30, 2025, the Company held approximately $2.6 million in security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon the security deposits if there are any defaults under the leases.

Dividends
The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT.

On July 24, 2025, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.4725 per share. The dividend is payable on August 22, 2025 to stockholders of record on August 8, 2025. This rate equates to an annualized dividend of $1.89 per share.

The ability of the Company to pay dividends is dependent upon its ability to generate cash flows and to make accretive new investments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We may use certain derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We will not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based on a notional amount of principal. Under the most common form of interest rate swap, known from our perspective as a floating-to-fixed interest rate swap, a series of floating, or variable, rate payments on a notional amount of principal is exchanged for a series of fixed interest rate payments on such notional amount. During the six months ended June 30, 2025, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Changes In Internal Control Over Financial Reporting
There were no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in our Quarterly Reports on Form 10-Q for the current year, an investor should consider the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2024 and other reports that may be filed by the Company. There were no material changes in the risk factors presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 other than as set forth below:

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2025, the Company canceled shares of the Company's common stock to satisfy employee tax withholding obligations upon the vesting of stock-based awards, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares purchased as part of publicly announced plans or programs	Maximum Number of Shares that may yet be purchased under the plans or programs
April 1 - April 30	—	$—	—	—
May 1 - May 30	78	$16.36	—	—
June 1 - June 30	2	$16.77	—	—
Total	80

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

Additional Condition to Equity Vesting Upon Retirement

On July 24, 2025, the Company’s Board of Directors and Compensation Committee approved an amendment to the Fourth Amended and Restated Alignment of Interest Program and the form of restricted stock agreement for award shares issued thereunder to provide that award shares will be forfeited in connection with a participant’s termination upon attainment of retirement eligibility (as defined in the participant’s employment agreement) unless the participant has provided at least one year of continuous employment with the Company from the date of effectiveness of the applicable award agreement and delivered to the Company written notice of the participant’s intention to retire at least one year prior to the date of retirement (the “Service and Notice Condition”). On July 24, 2025, the Company’s Board of Directors and Compensation Committee also approved amending the form of award agreements for time-based RSUs and performance-based RSUs to require that the Service and Notice Condition be met in order for a participant’s termination upon attainment of retirement eligibility to constitute a “qualifying termination” under such agreements. These changes are effective for awards issued on or after July 24, 2025.

RSU Issuances

On July 24, 2025, the Company’s Board of Directors and Compensation Committee approved the grant of performance-based RSUs and time-based RSUs to the Company’s executive officers under the Fourth Amended and Restated Executive Officer Incentive Program. The table below sets forth the target number of performance-based RSUs and the number of time-based RSUs granted to the Company’s executive officers (RSUs in thousands):

Name	Absolute TSR Performance-Based RSUs (Target)	Relative TSR Performance-Based RSUs (Target)	Time-Based RSUs
David H. Dupuy Chief Executive Officer and President	16	16	18
William G. Monroe IV Executive Vice President and Chief Financial Officer	11	10	11
Leigh Ann Stach Executive Vice President and Chief Accounting Officer	9	9	10

The Absolute TSR RSUs will vest in a number ranging from 0% to 200% of the total number of Absolute TSR RSUs granted based on the Company’s total stockholder return (“TSR”) measured as the annual growth rate in the total value per share (“Company TSR Percentage”) of the Company’s common stock. The Relative TSR RSUs will vest in a number ranging from 0% to 200% of the total number of Relative TSR RSUs granted based on the Company’s TSR measured relative to the TSRs of companies in the Company’s peer group (“Peer Group Relative Performance”). Both Company TSR Percentage and Peer Group Relative Performance are measured during a period of three years commencing on July 1, 2025. Each award of time-based RSUs will vest as to approximately one-third of the RSUs on each of June 30, 2026, 2027, and 2028, subject to the participant’s continued service through each applicable vesting date. The vesting of the RSUs will be accelerated in certain circumstances following a change in control or qualifying termination.

Rule 10b5-1

During the quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.    EXHIBITS
The exhibits required by Item 601 of Regulation S-K which are filed with this report are listed in the Exhibit Index and are hereby incorporated in by reference.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Corporate Charter of Community Healthcare Trust Incorporated, as amended (1)
3.2	Amended and Restated Bylaws of Community Healthcare Trust Incorporated (2)
10.1 *	Severance Agreement between Community Healthcare Trust Incorporated and Timothy L. Meyer
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
Date: July 29, 2025

COMMUNITY HEALTHCARE TRUST INCORPORATED

By:	/s/ David H. Dupuy
David H. Dupuy
Chief Executive Officer and President

By:	/s/ William G. Monroe IV
William G. Monroe IV
Executive Vice President and Chief Financial Officer