Form 10-Q
period 2025-09-30
Community Healthcare Trust Inc
filed 2025-10-28
CIK 1631569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37401

Community Healthcare Trust Incorporated
(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-5212033
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
Yes  ☐     No ☒
The Registrant had 28,471,424 shares of Common Stock, $0.01 par value per share, outstanding as of October 21, 2025.

COMMUNITY HEALTHCARE TRUST INCORPORATED
FORM 10-Q
SEPTEMBER 30, 2025

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	(Unaudited)
	September 30, 2025	December 31, 2024
ASSETS
Real estate properties
Land and land improvements	$154,272	$149,501
Buildings, improvements, and lease intangibles	1,035,070	996,104
Personal property	809	326
Total real estate properties	1,190,151	1,145,931
Less accumulated depreciation	(272,481)	(242,609)
Total real estate properties, net	917,670	903,322
Cash and cash equivalents	3,383	4,384
Assets held for sale, net	6,205	6,755
Other assets, net	60,003	78,102
Total assets	$987,261	$992,563

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Debt, net	$530,138	$485,955
Accounts payable and accrued liabilities	17,205	14,289
Other liabilities, net	13,095	16,354
Total liabilities	560,438	516,598

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 450,000 shares authorized; 28,471 and 28,242 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	285	282
Additional paid-in capital	714,890	704,524
Cumulative net income	76,349	85,675
Accumulated other comprehensive income	7,568	17,631
Cumulative dividends	(372,269)	(332,147)
Total stockholders’ equity	426,823	475,965
Total liabilities and stockholders' equity	$987,261	$992,563

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(Unaudited; Dollars and shares in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUES
Rental income	$30,814	$29,335	$90,672	$85,582
Other operating interest	272	304	(423)	906
	31,086	29,639	90,249	86,488

EXPENSES
Property operating	5,930	5,986	17,610	17,349
General and administrative (1)	4,658	4,935	20,317	14,249
Depreciation and amortization	10,902	10,927	32,724	31,981
	21,490	21,848	70,651	63,579

OTHER (EXPENSE) INCOME
(Loss) Gains on sale and impairments of real estate assets	(888)	5	(248)	(135)
Interest expense	(7,075)	(6,253)	(20,019)	(17,301)
Credit loss reserve	—	—	(8,672)	(11,000)
Interest and other income, net	7	206	15	514
	(7,956)	(6,042)	(28,924)	(27,922)

NET INCOME (LOSS)	$1,640	$1,749	$(9,326)	$(5,013)

NET INCOME (LOSS) PER COMMON SHARE
Net income (loss) per common share - Basic	$0.03	$0.04	$(0.43)	$(0.27)
Net income (loss) per common share - Diluted	$0.03	$0.04	$(0.43)	$(0.27)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC	26,934	26,660	26,824	26,479
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-DILUTED	26,934	26,660	26,824	26,479
__________
(1) General and administrative expenses for the nine months ended September 30, 2025, included severance and transition-related expenses totaling $1.3 million related to a termination in the second quarter of 2025. Non-cash stock-based compensation expense for the three and nine months ended September 30, 2025 totaled $2.5 million and $12.3 million, respectively. Non-cash stock-based compensation expense for the nine months ended September 30, 2025 included accelerated amortization of $4.6 million related to the termination in the second quarter of 2025. Non-cash stock-based compensation expense for the three and nine months ended September 30, 2024 totaled $2.5 million and $7.4 million, respectively.

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(Unaudited; Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

NET INCOME (LOSS)	$1,640	$1,749	$(9,326)	$(5,013)
Other comprehensive loss:
Increase (decrease) in fair value of cash flow hedges	308	(8,749)	(4,568)	1,824
Reclassification for amounts recognized as interest expense	(1,861)	(2,725)	(5,495)	(8,225)
Total other comprehensive loss	(1,553)	(11,474)	(10,063)	(6,401)
COMPREHENSIVE INCOME (LOSS)	$87	$(9,725)	$(19,389)	$(11,414)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025
(Unaudited; Dollars and shares in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid in Capital	Cumulative Net Income	Accumulated Other Comprehensive Income	Cumulative Dividends	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2025	—	$—	28,368	$284	$712,498	$74,709	$9,121	$(358,792)	$437,820
Issuance of common stock, net of issuance costs	—	—	—	—	(14)	—	—	—	(14)
Stock-based compensation, net of forfeitures	—	—	108	1	2,464	—	—	—	2,465
Shares withheld on vesting of stock-based compensation	—	—	(5)	—	(58)	—	—	—	(58)
Increase in fair value of cash flow hedges	—	—	—	—	—	—	308	—	308
Reclassification for amounts recognized as interest expense	—	—	—	—	—	—	(1,861)	—	(1,861)
Net income	—	—	—	—	—	1,640	—	—	1,640
Dividends to common stockholders ($0.4725 per share)	—	—	—	—	—	—	—	(13,477)	(13,477)
Balance at September 30, 2025	—	$—	28,471	$285	$714,890	$76,349	$7,568	$(372,269)	$426,823

Balance at December 31, 2024	—	$—	28,242	$282	$704,524	$85,675	$17,631	$(332,147)	$475,965
Issuance of common stock, net of issuance costs	—	—	—	—	(136)	—	—	—	(136)
Stock-based compensation, net of forfeitures	—	—	336	3	12,294	—	—	—	12,297
Shares withheld on vesting of stock-based compensation	—	—	(107)	—	(1,792)	—	—	—	(1,792)
Decrease in fair value of cash flow hedges	—	—	—	—	—	—	(4,568)	—	(4,568)
Reclassification for amounts recognized as interest expense	—	—	—	—	—	—	(5,495)	—	(5,495)
Net loss	—	—	—	—	—	(9,326)	—	—	(9,326)
Dividends to common stockholders ($1.4100 per share)	—	—	—	—	—	—	—	(40,122)	(40,122)
Balance at September 30, 2025	—	$—	28,471	$285	$714,890	$76,349	$7,568	$(372,269)	$426,823

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024
(Unaudited; Dollars and shares in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid in Capital	Cumulative Net Income	Accumulated Other Comprehensive Income	Cumulative Dividends	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	—	$—	28,049	$280	$699,833	$82,094	$21,490	$(305,926)	$497,771
Issuance of common stock, net of issuance costs	—	—	—	—	(80)	—	—	—	(80)
Stock-based compensation, net of forfeitures	—	—	206	2	2,495	—	—	—	2,497
Shares withheld on vesting of stock-based compensation	—	—	(13)	—	(234)	—	—	—	(234)
Decrease in fair value of cash flow hedges	—	—	—	—		—	(8,749)	—	(8,749)
Reclassification for amounts recognized as interest expense	—	—	—	—	—	—	(2,725)	—	(2,725)
Net income	—	—	—	—	—	1,749	—	—	1,749
Dividends to common stockholders ($0.4625 per share)	—	—	—	—	—	—	—	(13,077)	(13,077)
Balance at September 30, 2024	—	$—	28,242	$282	$702,014	$83,843	$10,016	$(319,003)	$477,152

Balance at December 31, 2023	—	$—	27,613	$276	$688,156	$88,856	$16,417	$(280,449)	$513,256
Issuance of common stock, net of issuance costs	—	—	313	3	7,256	—	—	—	7,259
Stock-based compensation, net of forfeitures	—	—	350	3	7,387	—	—	—	7,390
Shares withheld on vesting of stock-based compensation	—	—	(34)	—	(785)	—	—	—	(785)
Increase in fair value of cash flow hedges	—	—	—	—		—	1,824	—	1,824
Reclassification for amounts recognized as interest expense	—	—	—	—	—	—	(8,225)	—	(8,225)
Net loss	—	—	—	—	—	(5,013)	—	—	(5,013)
Dividends to common stockholders ($1.3800 per share)	—	—	—	—	—	—	—	(38,554)	(38,554)
Balance at September 30, 2024	—	$—	28,242	$282	$702,014	$83,843	$10,016	$(319,003)	$477,152

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(9,326)	$(5,013)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,724	31,981
Other amortization	905	636
Stock-based compensation	7,706	7,390
Accelerated amortization of stock-based compensation	4,591	—
Straight-line rent receivable	(2,736)	(1,230)
Loss on sale and impairments of real estate assets, net of gains on sale	248	135
Credit loss reserve	8,672	11,000
Changes in operating assets and liabilities:
Other assets	1,215	(3,543)
Accounts payable and accrued liabilities	(228)	2,263
Other liabilities	(2,841)	(402)
Net cash provided by operating activities	40,930	43,217

INVESTING ACTIVITIES
Acquisitions of real estate	(36,074)	(64,152)
Proceeds from sale of real estate	1,266	965
Funding of notes receivable	—	(2,875)
Proceeds from the repayment of notes receivable	5,095	2,370
Capital expenditures on existing real estate properties	(13,987)	(19,483)
Net cash used in investing activities	(43,700)	(83,175)

FINANCING ACTIVITIES
Net borrowings on revolving credit facility	44,000	75,000
Mortgage note repayments	—	(4,820)
Dividends paid	(40,122)	(38,554)
Proceeds from issuance of common stock	—	7,492
Taxes paid on behalf of employees and shares withheld upon shares vesting	(1,792)	(785)
Equity issuance costs	(317)	(172)
Net cash provided by financing activities	1,769	38,161
Decrease in cash, cash equivalents and restricted cash	(1,001)	(1,797)
Cash, cash equivalents and restricted cash, beginning of period	4,384	4,633
Cash, cash equivalents and restricted cash, end of period	$3,383	$2,836

Supplemental Cash Flow Information:
Interest paid (net of capitalized interest)	$19,232	$16,932
Invoices accrued for construction, tenant improvement, and other capitalized costs	$8,654	$5,124
Reclassification of registration statement costs to equity issuance costs	$139	$269
(Decrease) increase in fair value of cash flow hedges	$(4,568)	$1,824
Income taxes paid	$20	$31
Capitalized interest	$118	$154
See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Overview
Community Healthcare Trust Incorporated (the ‘‘Company’’, ‘‘we’’, ‘‘our’’) was organized in the State of Maryland on March 28, 2014. The Company is a fully-integrated healthcare real estate company that owns and acquires real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers. As of September 30, 2025, the Company had gross investments of approximately $1.2 billion in 200 real estate properties (including one property, with sales-type leases, with a gross amount totaling approximately $8.1 million and two properties classified as assets held for sale with a net investment totaling approximately $6.2 million). The properties are located in 36 states, totaling approximately 4.6 million square feet in the aggregate, with a weighted average remaining lease term of approximately 6.7 years. Excluding the real estate assets held for sale the properties were approximately 90.1% leased. Any references to square footage, property count, or occupancy percentages, and any amounts derived from these values in these notes to the Condensed Consolidated Financial Statements, are outside the scope of our independent registered public accounting firm's review.

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

Segment Reporting
The Company acquires and owns, or finances, healthcare-related real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers throughout the U.S. The Company operates and manages its business as one reportable operating segment. Operating segments are defined as components of an enterprise where separate financial information is evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and assess performance. The Company's CODM is the Chief Executive Officer who reviews total consolidated assets and consolidated net income and assesses the performance of the Company's portfolio and makes operating decisions accordingly. There are no significant segment expenses which require disclosure other than the expenses presented on the Consolidated Statements of Operations.

Notes to Condensed Consolidated Financial Statements - Continued
Cash and Cash Equivalents
Cash and cash equivalents may include short-term investments with original maturities of three months or less when purchased. The carrying amounts approximate fair value due to the short term maturity of these investments.

Accounting Pronouncements Not Yet Adopted
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, provides disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. One of the amendments in ASU 2023-09 includes disclosure of, on an annual basis, a tabular rate reconciliation of both amounts and percentages of (i) the reported income tax expense (or benefit) from continuing operations, to (ii) the product of the income (or loss) from continuing operations before income taxes and the statutory federal income tax rate using specific categories, including separate disclosure for any reconciling items within certain categories that are equal to or greater than a specified quantitative threshold of 5%. ASU 2023-09 also requires disclosure of, on an annual basis, the year-to-date amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign jurisdictions, including additional disaggregated information on income taxes paid (net of refunds received) to an individual jurisdiction equal to or greater than 5% of total income taxes paid (net of refunds received). The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. While the adoption is not expected to have a material impact on our financial statements, it is expected to result in incremental disclosures within the footnotes to our Consolidated Financial Statements.

ASU 2024-03, Disaggregation of Income Statement Expenses, will require entities to provide enhanced disclosures related to certain expense categories included in income statement captions. ASU 2024-03 aims to increase transparency and provide investors with more detailed information about the nature of expenses reported on the face of the income statement. The new standard does not change the requirements for the presentation of expenses on the face of the income statement. Entities will be required to disaggregate, in a tabular format, expense captions presented on the face of the income statement, including but not limited to employee compensation, intangible asset amortization, and depreciation and amortization. For any remaining items within each relevant expense caption, entities must provide a qualitative description of the nature of those expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027 though early adoption is permitted. While the adoption is not expected to have a material impact on our financial statements, it is expected to result in incremental disclosures within the footnotes to our Consolidated Financial Statements.

NOTE 2. REAL ESTATE INVESTMENTS

As of September 30, 2025, we had gross investments of approximately $1.2 billion in 200 real estate properties (including one property with sales-type leases with a gross amount totaling approximately $8.1 million and two properties classified as assets held for sale with a net investment totaling approximately $6.2 million). The Company's investments are diversified by property type, geographic location, and tenant as shown in the following tables:

Property Type	# of Properties	Gross Investment (in thousands)
Medical Office Building	93	$474,298
Inpatient Rehabilitation Hospitals	10	224,838
Acute Inpatient Behavioral	5	130,535
Specialty Centers	36	116,832
Physician Clinics	35	107,548
Behavioral Specialty Facilities	13	81,845
Surgical Centers and Hospitals	6	47,045
Long-term Acute Care Hospitals	2	21,484
Total	200	$1,204,425

Notes to Condensed Consolidated Financial Statements - Continued

State	# of Properties	Gross Investment (in thousands)
Texas	16	$184,323
Illinois	20	141,299
Ohio	25	115,772
Florida	26	137,428
Pennsylvania	15	66,679
All Others	98	558,924
Total	200	$1,204,425

Primary Tenant	# of Properties	Gross Investment (in thousands)
Lifepoint Health	5	$86,727
US HealthVest	3	77,964
PAM Health	2	55,035
All Others (less than 4%)	190	984,699
Total	200	$1,204,425

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

Future minimum lease payments under the non-cancelable operating leases due to the Company for the years ending December 31, as of September 30, 2025, are as follows (in thousands):

2025 (three months ended December 31)	$26,597
2026	102,956
2027	95,736
2028	88,152
2029	77,946
2030 and thereafter	430,553
$821,940

Rental income is recognized as earned over the life of the lease agreement on a straight-line basis when collection of rental payments over the term of the lease is probable. Straight-line rent increased rental income by approximately $0.9 million and $2.7 million, respectively, for the three and nine months ended September 30, 2025, and increased rental income by approximately $0.7 million and $1.2 million, respectively, for the three and nine months ended September 30, 2024.

Purchase Option Provisions
Certain of the Company's leases provide the lessee with a purchase option or a right of first refusal to purchase the leased property. The purchase option provisions generally allow the lessee to purchase the leased property at fair value or at an amount greater than the Company's gross investment in the leased property at the time of the purchase.

Notes to Condensed Consolidated Financial Statements - Continued
During the third quarter of 2025, a tenant exercised its purchase option on one property with a gross investment of $1.4 million and a purchase price of $1.8 million. The Company cannot provide assurance as to the timing of when, or whether, this transaction will actually close. As a result, the Company determined that the property did not meet the criterion for assets held for sale as of September 30, 2025.

At September 30, 2025, the Company had an aggregate gross investment of approximately $38.6 million in 12 real estate properties with purchase options exercisable at September 30, 2025 that had not been exercised.

Sales-type Leases
The Company has one property with two sales-type leases totaling approximately $8.0 million included in other assets, net on the Company's Condensed Consolidated Balance Sheets. During the second quarter of 2025, the Company amended an operating lease on the property, resulting in a sales-type lease. As a result, the Company recorded a gross lease receivable of $5.1 million which is included in other assets, net on the Company's Condensed Consolidated Balance Sheet. Future lease payments due to the Company under these leases for the years ending December 31, as of September 30, 2025, are as follows (in thousands):

2025 (three months ended December 31)	$214
2026	867
2027	888
2028	910
2029	932
2030 and thereafter	9,618
Total undiscounted lease receivable	13,429
Discount	(5,479)
Lease receivable	$7,950

The Company recognized interest income of approximately $0.2 million and $0.1 million, respectively, during the three months ended September 30, 2025 and 2024 and approximately $0.4 million and $0.2 million, respectively, during the nine months ended September 30, 2025 and 2024, which is included in other operating interest on the Company's Condensed Consolidated Statements of Operations.

Lessee Accounting
At September 30, 2025, the Company was obligated, as the lessee, under four non-prepaid ground leases accounted for as operating leases with expiration dates, including renewal options, through 2076, and two non-prepaid ground leases accounted for as finance leases with expiration dates through 2109, including renewal options. Any rental increases related to the Company's ground leases are generally either stated or based on the Consumer Price Index. The Company's future lease payments under these non-prepaid ground leases were as follows (in thousands):

	Operating	Financing
2025 (three months ended December 31)	$11	$38
2026	44	154
2027	45	154
2028	46	154
2029	47	154
2030 and thereafter	1,055	6,649
Total undiscounted lease payments	1,248	7,303
Discount	(495)	(4,053)
Lease liabilities	$753	$3,250

Notes to Condensed Consolidated Financial Statements - Continued
The following table discloses other information regarding the ground leases.

	Three Months Ended September 30,
	2025	2024
Operating leases:
Weighted-average remaining lease term in years (including renewal options)	33.0	34.2
Weighted-average discount rate	4.0%	4.0%

Financing leases:
Weighted-average remaining lease term in years (including renewal options)	38.1	39.1
Weighted-average discount rate	4.3%	4.3%

NOTE 4. REAL ESTATE ACQUISITIONS, DISPOSITIONS, AND ASSETS HELD FOR SALE

Acquisitions
During the third quarter of 2025, the Company acquired an inpatient rehabilitation facility upon completion of construction for cash consideration of approximately $26.4 million. The property is 100% leased to a tenant with a lease expiration in 2040. Amounts reflected in revenues and net income for the property for the nine months ended September 30, 2025 were approximately $0.7 million and $0.5 million, respectively.

During the first quarter of 2025, the Company acquired a behavioral specialty facility for cash consideration of approximately $9.7 million. Because the acquisition was accounted for as a sale-leaseback transaction and the lease had not commenced as of the acquisition, the Company could not recognize the acquisition as a real estate purchase but rather as a financing transaction. During the second quarter of 2025, the lease commenced, the real estate purchase was able to be recognized, and the asset was reclassified from other assets to real estate properties on the Company's Condensed Consolidated Balance Sheet. The property is 100% leased to a tenant with a lease expiration in 2040. Amounts reflected in revenues and net income for the property for the nine months ended September 30, 2025 were approximately $0.7 million and $0.5 million, respectively, and transaction costs totaling approximately $0.2 million were capitalized relating to the property acquisition.

The following table summarizes our property acquisitions for the nine months ended September 30, 2025:

Location	Property Type (1)	Number of Properties	Date Acquired	Purchase Price	Cash Consideration	Real Estate	Other (2)	Square Footage
				(000's)	(000's)	(000's)	(000's)
Cartersville, GA	BSF	1	3/6/2025 (3)	$9,504	$9,711	$9,720	$(9)	38,339
Ocoee, FL	IRF	1	7/9/2025	26,500	26,363	26,519	(156)	37,151
				$36,004	$36,074	$36,239	$(165)	75,490

(1) BSF - Behavioral Specialty Facility; IRF - Inpatient Rehabilitation Facility
(2) Includes liabilities assumed at acquisition
(3) The date acquired above for the Cartersville, GA property is the date the Company closed on the transaction with the seller. The lease commenced on 4/4/2025.

Notes to Condensed Consolidated Financial Statements - Continued
The following table summarizes the relative fair values of the assets acquired and liabilities assumed in the property acquisitions for the nine months ended September 30, 2025:

	Relative Fair Value	Estimated Useful Life
	(in thousands)	(in years)
Land and land improvements	$4,835	13.7
Building and building improvements	31,404	48.6
Liabilities assumed	(165)
Total cash consideration	$36,074

Asset Dispositions
During the third quarter of 2025, the Company disposed of a building in Pennsylvania, received net proceeds of approximately $0.7 million, and recognized a loss of approximately $0.2 million on the sale.

During the second quarter of 2025, the Company disposed of a building in Ohio, received net proceeds of approximately $0.6 million, and recognized a gain of approximately $0.2 million on the sale. The property was previously classified as an asset held for sale on the Company's Condensed Consolidated Balance Sheet. Also, during the second quarter of 2025, the Company amended an operating lease on a property that resulted in a sales-type lease. As such, the Company reclassified the net book value of the real estate totaling $3.7 million to a net lease investment in other assets on the Condensed Consolidated Balance Sheet and recognized a gain on sale totaling approximately $1.3 million (see also sales-type leases in Note 3 – Real Estate Leases).

Assets Held for Sale
The Company had two properties classified as held for sale as of September 30, 2025 and December 31, 2024. During the third quarter of 2025, the Company recorded an impairment charge of $0.7 million on a property classified as held for sale during the three months ended September 30, 2025, based on the estimated fair value less costs to sell. During the second quarter of 2025, the Company recorded impairment charges of $0.9 million on a property held for sale at September 30, 2025 and December 31, 2024, based on the estimated fair value less costs to sell. The table below reflects the real estate assets classified as assets held for sale as of September 30, 2025 and December 31, 2024.

(Dollars in thousands)	September 30, 2025	December 31, 2024
Balance Sheet data:
Land	$1,400	$1,225
Building, improvements, and lease intangibles	7,873	8,218
	9,273	9,443
Accumulated depreciation	(3,068)	(2,688)
Assets held for sale, net	$6,205	$6,755

Notes to Condensed Consolidated Financial Statements - Continued
NOTE 5. DEBT, NET

The table below details the Company's debt as of September 30, 2025 and December 31, 2024.

	Balance as of
(Dollars in thousands)	September 30, 2025	December 31, 2024	Maturity Dates

Credit Facility:
Revolving Credit Facility	$256,000	$212,000	10/29
A-4 Term Loan, net	124,720	124,635	3/28
A-5 Term Loan, net	149,418	149,320	3/30
	$530,138	$485,955

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

Amounts outstanding under the Revolving Credit Facility bear interest at a floating rate based on the Company's option, on either: (i) adjusted term SOFR or adjusted daily simple SOFR plus 1.15% to 1.75% or (ii) a base rate plus 0.15% to 0.75% in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.20% of the amount of the unused portion of the Revolving Credit Facility if amounts borrowed are greater than 33.3% of the borrowing capacity under the Revolving Credit Facility and 0.25% of the unused portion of the Revolving Credit Facility if amounts borrowed are less than or equal to 33.3% of the borrowing capacity under the Revolving Credit Facility. At September 30, 2025, the Company had $256.0 million outstanding under the Revolving Credit Facility with a borrowing capacity remaining of $144.0 million.
Amounts outstanding under the Term Loans will bear interest at a floating rate that is based, at the Company's option, on either (i) adjusted term SOFR or adjusted daily SOFR plus 1.65% to 2.30%, plus a simple SOFR adjustment equal to 0.10% per annum, or (ii) a base rate plus 0.65% to 1.30%, in each case, depending upon the Company’s leverage ratio.

The Company has entered into interest rate swaps to fix the interest rates on the Term Loans and a portion of the Revolving Credit Facility. At September 30, 2025, the Company had fixed the $275.0 million outstanding under the Term Loans and $75.0 million of the Revolving Credit Facility, which had an aggregate fixed weighted average interest rate under the swaps of approximately 4.7% and 3.8%, respectively. See Note 6 – Derivative Financial Instruments for more details on the interest rate swaps. The floating rate for the $181.0 million of the Revolving Credit Facility not under a swap was approximately 5.8% at September 30, 2025.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. The Company was in compliance with its financial covenants under its Credit Facility as of September 30, 2025.

Notes to Condensed Consolidated Financial Statements - Continued
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

As of September 30, 2025, the Company had fifteen outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk for notional amounts totaling $350.0 million, which mature between 2026 and 2030. See Note 5 – Debt, net.

Tabular Disclosure of Fair Value of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024.

	Asset Derivatives Fair Value at			Liability Derivatives Fair Value at
(Dollars in thousands)	September 30, 2025	December 31, 2024	Balance Sheet Classification	September 30, 2025	December 31, 2024	Balance Sheet Classification
Interest rate swaps	$7,580	$17,631	Other assets, net	$12	$—	Other liabilities, net

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income ("AOCI") and are subsequently reclassified to interest expense in the period that the hedged forecasted transaction affects earnings.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s Term Loans and Revolving Credit Facility. During the next twelve months, the Company estimates that an additional $4.2 million will be reclassified from AOCI as a decrease to interest expense.

Notes to Condensed Consolidated Financial Statements - Continued
Tabular Disclosure of the Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Amount of unrealized gain (loss) recognized in OCI on derivative	$308	$(8,749)	$(4,568)	$1,824
Amount of gain reclassified from AOCI into interest expense	$(1,861)	$(2,725)	$(5,495)	$(8,225)
Total interest expense presented in the Condensed Consolidated Statements of Operations in which the effects of the cash flow hedges are recorded	$7,075	$6,253	$20,019	$17,301

Tabular Disclosures of Offsetting Derivatives
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of September 30, 2025 and December 31, 2024. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Condensed Consolidated Balance Sheets.

Offsetting of Derivative Assets (as of September 30, 2025)
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$7,580	$—	$7,580	$(12)	$—	$7,568

Offsetting of Derivative Liabilities (as of September 30, 2025)
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$(12)	$—	$(12)	$12	$—	$—

Offsetting of Derivative Assets (as of December 31, 2024)
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$17,631	$—	$17,631	$—	$—	$17,631

Notes to Condensed Consolidated Financial Statements - Continued

Offsetting of Derivative Liabilities (as of December 31, 2024)
Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$—	$—	$—	$—	$—	$—

Credit-risk-related Contingent Features
As of September 30, 2025, the Company did not have any derivatives in a net liability position. As of September 30, 2025, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company terminated these interest rate swaps or breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.

NOTE 7. STOCKHOLDERS' EQUITY

Common Stock
The following table provides a reconciliation of the beginning and ending common stock balances for the nine months ended September 30, 2025 and for the year ended December 31, 2024:

(In thousands)	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
Balance, beginning of period	28,242	27,613
Issuance of common stock	—	313
Vested RSUs	28	11
Restricted stock issued, net of withheld shares and forfeitures	201	305
Balance, end of period	28,471	28,242

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

The Company did not issue any shares under the ATM Program during the nine months ended September 30, 2025. As of September 30, 2025, the Company had $300.0 million remaining that may be issued under the ATM Program.

Notes to Condensed Consolidated Financial Statements - Continued
NOTE 8. NET INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2025 and 2024, respectively. Net income (loss) available to common stockholders excludes dividends paid on participating securities which include restricted stock and time-based RSUs. Dividends accrue but are not paid on unvested performance-based RSUs.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2025	2024	2025	2024
Net income (loss)	$1,640	$1,749	$(9,326)	$(5,013)
Participating securities' share in earnings	(750)	(756)	(2,278)	(2,075)
Net income (loss), less participating securities' share in earnings	$890	$993	$(11,604)	$(7,088)

Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	28,430	28,168	28,373	27,910
Unvested restricted shares	(1,496)	(1,508)	(1,549)	(1,431)
Weighted average Common Shares outstanding–Basic	26,934	26,660	26,824	26,479
Weighted average Common Shares outstanding –Diluted	26,934	26,660	26,824	26,479

Basic Net Income (Loss) Per Common Share	$0.03	$0.04	$(0.43)	$(0.27)

Diluted Net Income (Loss) Per Common Share	$0.03	$0.04	$(0.43)	$(0.27)

NOTE 9. STOCK INCENTIVE PLAN

Restricted Stock Awards
A summary of restricted stock award activity for the three and nine months ended September 30, 2025 and 2024 is included in the table below, as well as compensation expense recognized from the amortization of the value of shares over the applicable vesting periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in thousands)	2025	2024	2025	2024
Stock-based awards, beginning of period	1,455	1,417	1,560	1,374
Stock in lieu of compensation	64	98	153	157
Stock awards	44	97	158	182
Total stock granted	108	195	311	339
Vested shares	(43)	(51)	(349)	(152)
Forfeited shares	(2)	(1)	(4)	(1)
Stock-based awards, end of period	1,518	1,560	1,518	1,560
Amortization expense (1)	$2,081	$2,255	$11,285	$6,514
___________
(1) Amortization expense for the nine months ended September 30, 2025 includes accelerated amortization totaling $4.4 million related to a termination during the second quarter, discussed in more detail below.

Restricted Stock Issuances
During the third quarter of 2025, pursuant to the 2024 Incentive Plan and the Fourth Amended and Restated Alignment of Interest Program, the Company granted an aggregate of 108,553 shares of restricted stock to its employees, in lieu of bonus compensation, which will cliff vest between three and eight years. Of the shares granted, 64,751 shares of restricted stock were granted in lieu of compensation from the program pool and 43,802 shares of restricted stock were awarded based on the restriction period elected from the plan pool.

Notes to Condensed Consolidated Financial Statements - Continued
Restricted Stock Units
A summary of the Company's restricted stock unit (RSU) activity during the three and nine months ended September 30, 2025 and 2024, respectively, is included in the table below, as well as compensation expense recognized from the amortization of the value of RSUs over the applicable vesting periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and RSUs in thousands)	2025	2024	2025	2024
Restricted Stock Units, beginning of period	95	134	123	—
Absolute TSR Performance-based RSUs granted (1)	36	—	36	57
Relative TSR Performance-based RSUs granted (1)	35	—	35	43
Time-based RSUs granted (2)	39	—	39	34
Total RSUs granted	110	—	110	134
Vested RSUs (2)	—	(11)	(28)	(11)
Restricted Stock Units, end of period	205	123	205	123
Amortization expense(3)	$384	$242	$1,012	$876
Grant Date Value Remaining at period end to be Amortized During the Performance Period	$2,268	$1,694	$2,268	$1,694
______________
(1) The number of performance-based RSUs granted were based on target levels. These RSUs will vest or will be forfeited based on the performance level achieved at the end of the respective three-year performance period on June 30, 2026 and June 30, 2028.

(2) The number of time-based RSUs granted were based on target levels and vest ratably on June 30 of each year of the respective three-year periods ending June 30, 2026 and 2028, provided the recipient remains continuously employed by the Company on each such date.

(3) Amortization expense for the nine months ended September 30, 2025 includes accelerated amortization totaling $0.2 million related to a termination during the second quarter, discussed in more detail below.

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

Notes to Condensed Consolidated Financial Statements - Continued
NOTE 10. OTHER ASSETS, NET

Other assets, net on the Company's Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 are detailed in the table below.

	Balance as of
(Dollars in thousands)	September 30, 2025	December 31, 2024
Straight-line rent receivables, net	$23,162	$20,426
Sales-type lessor receivables	7,950	3,012
Fair value of interest rate swaps	7,580	17,631
Leasing commissions, net	4,712	4,104
Deferred financing costs, net	3,142	3,725
Financing lease right-of-use assets	2,383	2,427
Prepaid assets	2,179	1,666
Mortgage note receivable	2,000	2,000
Notes receivable, net of credit loss reserve	1,960	15,727
Accounts and interest receivables, net	1,572	4,138
Above-market intangible assets, net	1,483	1,932
Operating lease right of use assets	675	698
Other	1,205	616
	$60,003	$78,102

The Company's notes and mortgage note receivable included the following at September 30, 2025 and December 31, 2024:

•In June 2025, a note receivable, secured by all assets and ownership interests in seven long-term acute care hospitals and one inpatient rehabilitation hospital owned by the borrower, was prepaid in full, along with interest through its maturity date of December 31, 2025. The balance on the note at December 31, 2024 was $3.0 million.

•At September 30, 2025 and December 31, 2024, notes receivable included a fully-drawn term loan totaling $17.0 million and a revolving credit facility with $2.7 million and $4.5 million drawn, respectively, secured by assets and ownership interests of six geriatric behavioral hospitals and affiliated companies all of which are co-borrowers on the loans. At September 30, 2025, the Company had an unfunded commitment of $5.8 million on the revolving credit facility. Any future requests for borrowings under the revolving credit facility from this tenant will require review and approval by management. The revolving credit facility, as amended, bears interest at 9% per annum and matures on December 31, 2025. The term loan, as amended, bears interest at 9% per annum, with interest only payments due currently, quarterly installments of principal payments of $250,000 beginning March 31, 2026 through December 31, 2026, and quarterly installments of principal payments of $666,666 beginning on March 31, 2027 through the facility maturity on December 31, 2032. The term loan and revolving credit facility include a 3% per annum non-cash interest charge that is payable upon the earlier of the repayment or maturity of each note.

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

Notes to Condensed Consolidated Financial Statements - Continued
During the second quarter of 2025, the tenant received indications of interest from various buyers for the sale of its business. Based on the offers received, the Company determined that the collectability of the remaining outstanding note and interest receivable balances related to this tenant were not reasonably assured. As such, during the three months ended June 30, 2025, the Company recognized an additional credit loss reserve for the remaining balances of the notes, totaling approximately $8.7 million and reserved the remaining outstanding interest receivable on these notes totaling approximately $1.7 million.

•At September 30, 2025 and December 31, 2024, notes receivable, as amended, also included a $2.0 million revolving credit facility with a borrower. The revolving credit facility will be repaid in monthly installments of $20,000 from March 1, 2025 through May 31, 2025, $40,000 from June 1, 2025 through November 30, 2025, and $50,000 from December 1, 2025 through the maturity date of April 1, 2027 with a balloon payment due at maturity. The revolving credit facility bears interest at 9% per annum, as well as a 3% per annum non-cash interest charge that is due and payable upon the earlier of the repayment or maturity of the note.

•At September 30, 2025 and December 31, 2024, the Company had a $2.0 million mortgage note receivable with a developer which is secured by the land, improvements, and personal property. The mortgage loan, which bears interest at 10% per annum, will be interest only until the principal is due at the earlier of the sale of the property, or August 15, 2027.

The Company identified the borrowers of these notes as variable interest entities ("VIEs"), but management determined that the Company was not the primary beneficiary of the VIEs because we lack either directly or through related parties any material decision-making rights or control of the entities that impact the borrowers' economic performance. We are not obligated to provide support beyond our stated commitment to the borrowers, and accordingly our maximum exposure to loss as a result of this relationship is limited to the amount of our outstanding notes receivable. The VIEs that we have identified at September 30, 2025 are summarized in the table below.

Classification	Carrying Amount (in thousands)	Maximum Exposure to Loss (in thousands)
Note receivable (revolving credit facility)	$1,960	$1,960
Note receivable (mortgage note)	$2,000	$2,000

NOTE 11. OTHER LIABILITIES, NET

Other liabilities, net on the Company's Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 are detailed in the table below.

	Balance as of
(Dollars in thousands)	September 30, 2025	December 31, 2024
Prepaid rent	$4,661	$6,504
Security deposits	2,590	2,975
Below-market lease intangibles, net	1,757	2,359
Fair value of interest rate swaps	12	—
Financing lease liability	3,250	3,262
Operating lease liability	753	763
Other	72	491
	$13,095	$16,354

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

The table below details the fair values and carrying values for our notes and mortgage note receivable, and interest rate swaps at September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes and mortgage note receivable, level 2	$3,960	$4,047	$7,180	$7,248
Notes receivable, net of credit loss, level 3(1)(2)	$—	$—	$10,547	$10,547
Interest rate swap asset	$7,580	$7,580	$17,631	$17,631
Interest rate swap liability	$(12)	$(12)	$—	$—
___________________
(1) During 2025 and 2024, the Company recorded an $8.7 million and $11.0 million, respectively, credit loss reserve related to the notes receivable with one tenant and moved from measuring fair value utilizing Level 2 inputs to Level 3 inputs, based on its estimated value of the underlying collateral.

(2) Calculated utilizing Level 3 inputs at September 30, 2025 and December 31, 2024. See the table below for Level 3 activity for the nine months ended September 30, 2025 and the year ended December 31, 2024.

	Level 3 Inputs
Notes Receivable:	September 30, 2025	December 31, 2024
Beginning fair value	$10,547	$—
Payments	(1,875)	—
Transfers from Level 2 to Level 3	—	21,547
Credit loss reserve	(8,672)	(11,000)
Ending fair value	$—	$10,547

Notes to Condensed Consolidated Financial Statements - Continued
NOTE 13. COMMITMENTS AND CONTINGENCIES

Tenant Improvements
The Company may provide tenant improvement allowances in new or renewal leases for the purpose of refurbishing or renovating tenant space. The Company may also assume tenant improvement obligations included in leases acquired in its real estate acquisitions. As of September 30, 2025, the Company had approximately $29.9 million in commitments for tenant improvements, of which $7.7 million primarily relates to three ongoing redevelopment projects of buildings into different healthcare uses, backed by long-term leases.

Capital Improvements
The Company has entered into contracts with various vendors for various capital improvement projects related to its portfolio. As of September 30, 2025, the Company had approximately $3.0 million in commitments for capital improvement projects, of which $1.5 million primarily relates to three ongoing redevelopment projects of buildings into different healthcare uses, backed by long-term leases.

Legal Proceedings
The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company's Consolidated Financial Statements.

NOTE 14. SUBSEQUENT EVENTS

Dividend Declared
On October 23, 2025, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.4750 per share. The dividend is payable on November 21, 2025 to stockholders of record on November 7, 2025.

Capital Recycling Program
As part of the Company's capital recycling program, in October 2025, the Company had an inpatient rehabilitation facility that met the held for sale criteria. The sale of this asset is expected to occur in the fourth quarter of 2025 and the proceeds are generally expected to fund acquisitions through like-kind exchange under Section 1031 of the United States Internal Revenue Code. The Company expects to recognize a gain on sale of approximately $11.5 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements
This report and other materials that Community Healthcare Trust Incorporated (the "Company") has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by management of the Company, contain, or will contain, statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “believes”, “expects”, “may”, "will', “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates”, “anticipates” or other similar words or expressions, including the negative thereof. Forward-looking statements are based on certain assumptions and can include future expectations, future plans and strategies, financial and operating projections or other forward-looking information. Such forward-looking statements reflect management’s current beliefs and are based on information currently available to management. Because forward-looking statements relate to future events, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company’s control. Thus, the Company’s actual results and financial condition may differ materially from those indicated in such forward-looking statements. Some factors that might cause such a difference include the following: general volatility of the capital markets and the market price of the Company’s common stock, changes in the Company’s business strategy, availability, terms and deployment of capital, the Company’s ability to refinance existing indebtedness at or prior to maturity on favorable terms, or at all, changes in the real estate industry in general, interest rates or the general economy, adverse developments related to the healthcare industry, changes in governmental regulations, the degree and nature of the Company’s competition, the ability to consummate acquisitions under contract, catastrophic or extreme weather and other natural events and the physical effects of climate change, the occurrence of cyber incidents, effects on global and national markets as well as businesses resulting from increased inflation, changes in interest rates, supply chain disruptions, labor conditions, prolonged government shutdown or budgetary reductions or impasses, tariffs and global trade tensions, and/or conflicts in Ukraine and the Middle East, and other factors described in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and the Company’s other filings with the Securities and Exchange Commission from time to time. Readers are therefore cautioned not to place undue reliance on the forward-looking statements contained herein which speak only as of the date hereof. The Company intends these forward-looking statements to speak only as of the time of this report and the Company undertakes no obligation to update forward-looking statements, whether as a result of new information, future developments, or otherwise, except as may be required by law.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Asset Acquisitions
During the first nine months of 2025, the Company acquired two real estate properties totaling approximately 75,000 square feet for an aggregate purchase price of approximately $36.0 million and cash consideration of approximately $36.1 million. The properties are each 100.0% leased with both lease expirations in 2040. These acquisitions were funded with net proceeds from the Company's Revolving Credit Facility and from asset sales. See Note 4 – Real Estate Acquisitions, Dispositions, and Assets Held for Sale to the Condensed Consolidated Financial Statements for more details on these acquisitions.

Acquisition Pipeline
The Company has six properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $146.0 million. The Company anticipates closing on one of these properties in the fourth quarter of 2025, and the remaining properties throughout 2026 and 2027; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close. The Company expects to fund these acquisitions with cash from operations, with net proceeds from equity or debt issuances, with the Company's Revolving Credit Facility, or from asset sales.

Asset Dispositions
During the third quarter of 2025, the Company disposed of a building in Pennsylvania, received net proceeds of approximately $0.7 million, and recognized a loss of approximately $0.2 million on the sale. During the second quarter of 2025, the Company disposed of a building in Ohio classified as an asset held for sale, received net proceeds of approximately $0.6 million, and recognized a gain of approximately $0.2 million on the sale. Also during the second quarter of 2025, the Company amended an expired lease with a tenant which converted it from an operating lease to a sales-type lease and recognized a gain on sale of approximately $1.3 million.

Leased Square Footage
As of September 30, 2025, our real estate portfolio was approximately 90.1% leased, excluding real estate properties held for sale. During the first nine months of 2025, we had expiring or terminated leases related to approximately 612,000 square feet, and we leased or renewed leases relating to approximately 562,000 square feet.

Purchase Option Provisions
Certain of the Company's leases provide the lessee with a purchase option or a right of first refusal to purchase the leased property. The purchase option provisions generally allow the lessee to purchase the leased property at fair value or at an amount greater than the Company's gross investment in the leased property at the time of the purchase.

During the third quarter of 2025, a tenant exercised its purchase option on one property with a gross investment of $1.4 million. The tenant is in the process of working through financing options. The purchase price for the property is $1.8 million, and if the transaction closes, the Company expects to recognize a gain on sale.

At September 30, 2025, the Company had an aggregate gross investment of approximately $38.6 million in 12 real estate properties with purchase options exercisable at September 30, 2025 that had not been exercised.

Credit Loss on Loans and Interest Receivables
During the second quarter of 2025, the Company recorded additional reserves, fully reserving its notes and interest with a geriatric inpatient behavioral hospital tenant, totaling approximately $8.7 million on its notes and approximately $1.7 million of interest receivables. See Note 10 – Other Assets, net to the Condensed Consolidated Financial Statements for more details on these reserves.

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

Inflation
Inflation has significantly increased during the past several years and a prolonged period of high and persistent inflation could cause an increase in our expenses, capital expenditures, and cost of our variable-rate borrowings which could have a material impact on our financial position or results of operations. Many of our lease agreements contain provisions designed to mitigate the adverse impact of inflation, including annual rent increases based on stated increases or CPI increases. In response to inflationary pressures, the Federal Reserve raised interest rates in
2022 and 2023, however, the Federal Reserve lowered interest rates in 2024 and 2025, and may provide additional rate changes during 2025. Higher interest rates may adversely impact real estate asset values and increase our interest expense on our variable-rate borrowings under our revolving credit facility.

Results of Operations
The Company's results of operations for the three and nine months ended September 30, 2025 compared to the same period in 2024 were impacted by credit loss, rent and interest reserves related to a geriatric inpatient hospital tenant, real estate acquisitions, severance and transition charges related to an employee termination, interest expense, and gains/losses on sales and impairments of real estate properties held for sale, as well as other items discussed in more detail below.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Revenues
Rental income increased approximately $1.5 million, or 5.0%, for the three months ended September 30, 2025 compared to the same period in 2024 due mainly to the following:

•Acquisitions of properties during 2024 and 2025 resulted in additional rental income of approximately $1.2 million in 2025 compared to 2024;
•Rental income related to the geriatric behavioral hospital tenant resulted in an increase in revenues of approximately $0.2 million for the three months ended September 30, 2025 as compared to the same period in 2024; offset partially by
•The Company amended an expired lease with a tenant which converted it from an operating lease to a sales-type lease, resulting in a decrease in rental revenue of approximately $0.1 million for the three months ended September 30, 2025 compared to the same period in 2024; and
•The remaining $0.2 million increase resulted from net leasing activities.

Expenses
General and administrative expenses decreased approximately $0.3 million for the three months ended September 30, 2025 compared to the same period in 2024 due mostly to a reduction in compensation-related expenses.

Depreciation and amortization expense remained fairly flat for the three months ended September 30, 2025 compared to the same period in 2024; however, depreciation and amortization expense was impacted by the following:

•Depreciation and amortization on real estate acquired during 2024 and 2025 resulted in an increase of approximately $0.4 million;
•Depreciation on tenant and other capital improvements resulted in an increase of approximately $0.3 million; offset partially by

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
•Fully amortized building improvements resulted in a decrease of approximately $0.1 million;
•Fully amortized real estate lease intangibles which generally have a shorter depreciable life than a building resulted in a decrease of approximately $0.5 million; and
•Depreciation and amortization on real estate sold or classified as held for sale during the three months ended September 30, 2025 resulted in a decrease of approximately $0.1 million.

(Loss) Gains on sale and impairments of real estate assets
(Loss) Gains on sale and impairments of real estate assets reduced net income by approximately $0.9 million for the three months ended September 30, 2025 compared to the same period in 2024 due mainly to the following:

•During the three months ended September 30, 2025, the Company sold a property in Pennsylvania and recognized a loss on sale of approximately $0.2 million; and
•During the three months ended September 30, 2025, the Company entered into a contract to sell a property in Rhode Island, classified the property as an asset held for sale, and recorded an impairment on the property at the lower of its net book value and fair value less estimated cost to sell of approximately $0.7 million.

Interest expense
Interest expense increased approximately $0.8 million, or 13.1%, for the three months ended September 30, 2025 compared to the same period in 2024 due mainly to increases in the weighted average balance and interest rates on the Credit Facility.

Interest and other income, net
Interest and other income, net decreased approximately $0.2 million for the three months ended September 30, 2025 compared to the same period in 2024. During the three months ended September 30, 2024, the Company received earnest money on a terminated contract on a property held for sale.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Revenues
Rental income increased approximately $5.1 million, or 5.9%, for the nine months ended September 30, 2025 compared to the same period in 2024 due mainly to the following:

•Income on properties acquired during 2024 and 2025 increased rental income by approximately $3.9 million;
•Rental income related to the geriatric inpatient behavioral hospital tenant resulted in an increase in revenues of approximately $0.6 million for the nine months ended September 30, 2025 as compared to the same period in 2024;
•Properties sold during 2024 and 2025 resulted in a decrease in rental income of approximately $0.3 million; and
•The remaining $0.9 million net increase resulted from various other items, including leasing activities.

Other operating interest decreased $1.3 million for the nine months ended September 30, 2025 compared to the same period in 2024 due mainly to the following:

•A decrease in interest revenue of approximately $1.5 million due to reserving notes with a geriatric behavioral hospital borrower/tenant in six properties; offset partially by
•An increase in interest revenue of approximately $0.1 million from a sales-type lease with a tenant that was previously an operating lease discussed above in Revenues.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Expenses
Property operating expenses increased approximately $0.3 million, or 1.5%, for the nine months ended September 30, 2025 compared to the same period in 2024, due mainly to:

•Property operating expenses increased approximately $0.3 million due to property acquisitions during 2024 and 2025;
•Property operating expenses increased approximately $0.2 million due to utilities, $0.1 million due to insurance, and $0.1 million due to landscaping costs (including snow plow); offset partially by
•A reduction of approximately $0.2 million due to properties sold during 2024 and 2025; and
•A reduction in repairs and maintenance costs of approximately $0.2 million.

General and administrative expenses increased approximately $6.1 million, or 42.6%, for the nine months ended September 30, 2025 compared to the same period in 2024 due mainly to:

•Effective May 31, 2025, the Company terminated its former Executive Vice President of Asset Management. Upon termination, unvested shares of restricted stock and restricted stock units vested in accordance with the terms of his employment agreement, and the Company accelerated the unamortized remaining balance of deferred compensation and recognized approximately $4.6 million of non-cash amortization expense. Additionally, the Company recognized approximately $1.3 million of severance and transition-related expenses; and
•Compensation expense increased approximately $0.5 million for the nine months ended September 30, 2025 compared to the same period in 2024, partially related to a $0.3 million increase to non-cash amortization of stock-based compensation; offset partially by
•Professional fees decreased by $0.3 million for the nine months ended September 30, 2025 compared to the same period in 2024.

Depreciation and amortization expense increased approximately $0.7 million, or 2.3%, for the nine months ended September 30, 2025 compared to the same period in 2024. This increase was comprised mainly of the following:

•Acquisitions of real estate in 2024 and 2025 resulted in an increase of approximately $1.5 million;
•Tenant improvements and other capital expenditures resulted in an increase of approximately $1.4 million; partially offset by
•Properties that were sold or classified as held for sale during 2024 and 2025 resulted in a decrease of approximately $0.3 million;
•Fully amortized building improvements resulted in a decrease of approximately $0.4 million; and
•Fully amortized real estate lease intangibles which generally have a shorter depreciable life than a building resulted in a decrease of approximately $1.5 million.

(Loss) Gains on sale and impairments of real estate assets
(Loss) Gains on sale and impairments of real estate assets increased net loss by approximately $0.1 million for the nine months ended September 30, 2025 compared to the same period in 2024. This decrease was due mainly to the following:

•During the nine months ended September 30, 2025, the Company amended an expired lease with a tenant which converted it from an operating lease to a sales-type lease. The Company recognized a gain on sale of the real estate totaling approximately $1.3 million;
•During the nine months ended September 30, 2025, the Company sold a property in Ohio and recognized a gain on the sale of approximately $0.2 million;
•During the nine months ended September 30, 2024, the Company sold a property in Texas and, during the second quarter of 2024, recognized an impairment at the lower of its net book value and fair value less estimated cost to sell of approximately $0.1 million; partially offset by

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
•During the nine months ended September 30, 2025, the Company entered into a contract to sell a property in Rhode Island, classified the property as an asset held for sale, and recorded an impairment on the property at the lower of its net book value and fair value less estimated cost to sell of approximately $0.7 million;
•During the nine months ended September 30, 2025, the Company sold a property in Pennsylvania and recognized a loss on the sale of approximately $0.2 million;
•During the nine months ended September 30, 2025, the Company entered into a contract to sell a property in Florida that was previously classified as an asset held for sale and recorded an impairment on the property at the lower of its net book value and fair value less estimated cost to sell of approximately $0.9 million.

Credit loss reserve
A credit loss reserve totaling $8.7 million and $11.0 million, respectively, was recorded during the nine months ended September 30, 2025 and 2024 related to notes receivable with a geriatric inpatient behavioral hospital tenant, fully reserving these notes in 2025. See Note 10 – Other Assets, net for more details on these notes and the credit loss reserve.

Interest expense
Interest expense increased approximately $2.7 million, or 15.7%, for the nine months ended September 30, 2025 compared to the same period in 2024 due mainly to increases in the weighted average balance and interest rates on the Credit Facility, including the maturity of two interest rate swaps in 2024, which were replaced with two forward-starting interest swaps at higher interest rates.

Interest and other income, net
Interest and other income, net decreased approximately $0.5 million for the nine months ended September 30, 2025 compared to the same period in 2024. During the nine months ended September 30, 2024, the Company recognized into income an undistributed allowance for tenant improvements totaling $0.3 million upon expiration of the lease and received earnest money on a terminated contract on a property held for sale of approximately $0.2 million.

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

Management believes that net income, as defined by GAAP, is the most appropriate earnings measurement. However, management believes FFO, AFFO, FFO per share and AFFO per share provide an understanding of the operating performance of the Company’s properties without giving effect to certain significant non-cash items, primarily depreciation and amortization expense. Historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time. However, real estate values instead have historically risen or fallen with market conditions. The Company believes that by excluding the effect of depreciation, amortization, impairments and gains or losses from sales of real estate, losses and impairment of incidental assets, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO, AFFO, FFO per share and AFFO per share can facilitate comparisons of operating performance between periods. The table below reconciles net income (loss) to FFO and AFFO for the three and nine months ended September 30, 2025 compared to the same periods in 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Net income (loss)	$1,640	$1,749	$(9,326)	$(5,013)
Real estate depreciation and amortization	11,019	11,077	32,957	32,350
Loss/Gains on sale and impairments of real estate assets	888	(5)	248	135
Credit loss reserve (1)	—	—	8,672	11,000
FFO	13,547	12,821	32,551	38,472
Straight-line rent	(913)	(679)	(2,736)	(1,230)
Stock-based compensation	2,465	2,497	7,706	7,390
Accelerated amortization of deferred compensation (2)	—	—	4,591	—
Severance and transition related expenses (2)	—	—	1,311	—
AFFO	$15,099	$14,639	$43,423	$44,632
FFO per diluted common share (1) (2) (3)	$0.50	$0.48	$1.20	$1.44
AFFO per diluted common share (3)	$0.56	$0.55	$1.60	$1.67
Weighted average common shares outstanding - diluted (4)	27,195	26,853	27,070	26,781
___________________
(1) During the nine months ended September 30, 2025 and 2024, the Company recorded a credit loss reserve on its notes related to a geriatric behavioral hospital tenant totaling approximately $8.7 million and $11.0 million, respectively. Because these notes are incidental to the Company's main business, the Company added back these reserves in its calculations of FFO and AFFO.
(2) During the nine months ended September 30, 2025, the Company recorded severance and transition-related charges totaling approximately $5.9 million, including non-cash accelerated amortization of stock-based compensation of approximately $4.6 million, which in total reduced FFO per diluted common share by approximately $0.22 for the nine months ended September 30, 2025.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
(3) During the nine months ended September 30, 2025, the Company reversed interest related to a geriatric behavioral hospital tenant totaling approximately $1.7 million, resulting in a reduction of FFO and AFFO per diluted share of approximately $0.06. During the nine months ended September 30, 2024, the Company reversed rent and interest related to this geriatric behavioral hospital tenant totaling approximately $3.2 million, including straight-line rent of approximately $0.9 million, resulting in a reduction of FFO per diluted share of approximately $0.12. AFFO, which adds back straight-line rent, was reduced by approximately $0.09 per diluted share for the nine months ending September 30, 2024.
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

The table below reconciles net income (loss) to NOI for the three and nine months ended September 30, 2025 compared to the same periods in 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Net income (loss) (1)	$1,640	$1,749	$(9,326)	$(5,013)
General and administrative (2)	4,658	4,935	14,415	14,249
Severance and transition-related compensation (2)	—	—	5,902	—
Depreciation and amortization	10,902	10,927	32,724	31,981
Loss/Gains on sale and impairments of real estate assets	888	(5)	248	135
Credit loss reserve (3)	—	—	8,672	11,000
Interest expense	7,075	6,253	20,019	17,301
Interest and other income, net	(7)	(206)	(15)	(514)
NOI	$25,156	$23,653	$72,639	$69,139
____________
(1) During the nine months ended September 30, 2025, the Company reversed interest totaling approximately $1.7 million relating to a geriatric behavioral hospital tenant. During the nine months ended September 30, 2024, the Company reversed rent and interest totaling approximately $3.2 million including straight-line rent of approximately $0.9 million for this tenant.

(2) Severance and transition-related compensation, which is included in general and administrative expenses on the income statement, is shown separately in the reconciliation above for the nine months ended September 30, 2025.

(3) During the nine months ended September 30, 2025 and 2024, the Company recorded a credit loss reserve on its notes related to a geriatric behavioral hospital tenant totaling approximately $8.7 million and $11.0 million, respectively.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
The table below reconciles net income (loss) to EBITDAre and Adjusted EBITDAre for the three and nine months ended September 30, 2025 compared to the same periods in 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Net income (loss)	$1,640	$1,749	$(9,326)	$(5,013)
Interest expense	7,075	6,253	20,019	17,301
Depreciation and amortization	10,902	10,927	32,724	31,981
Loss/Gains on sale and impairments of real estate assets	888	(5)	248	135
EBITDAre (1) (2)	$20,505	$18,924	$43,665	$44,404
Non-cash stock-based compensation expense	2,465	2,497	7,706	7,390
Accelerated amortization of deferred compensation	—	—	4,591	—
Credit loss reserve	—	—	8,672	11,000
Adjusted EBITDAre (1) (2)	$22,970	$21,421	$64,634	$62,794
_____________
(1) During the nine months ended September 30, 2025, the Company reversed interest totaling approximately $1.7 million for a geriatric behavioral hospital tenant. During the nine months ended September 30, 2024, the Company reversed rent and interest totaling approximately $3.2 million, including straight-line rent of approximately $0.9 million for this tenant.

(2) During the nine months ended September 30, 2025, the Company recognized severance and transition-related charges totaling approximately $1.3 million.

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

Credit Facility
At September 30, 2025, the Company had $256.0 million outstanding on its Revolving Credit Facility with a maturity on October 16, 2029. In addition, the Company has $275.0 million outstanding in Term Loans with expirations beginning in 2028 through 2030. The Company has entered into interest rate swaps to fix the interest

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
rates on $275.0 million of the Term Loans, with maturities matching the maturity dates of the notes, and $75.0 million of the Revolving Credit Facility, which will mature on March 29, 2026. See Note 5 – Debt, net to the Condensed Consolidated Financial Statements which provide more details on the Company's Credit Facility. At September 30, 2025, the Company had borrowing capacity remaining under the Revolving Credit Facility of approximately $144.0 million.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. The Company was in compliance with its financial covenants under its Credit Facility as of September 30, 2025.

Ground Leases
At September 30, 2025, the Company was obligated, as the lessee, under four non-prepaid ground leases accounted for as operating leases with expiration dates, including renewal options, through 2076, and two non-prepaid ground leases accounted for as financing leases with expiration dates through 2109, including renewal options. Any rental increases related to the Company's ground leases are generally either stated or based on the Consumer Price Index. At September 30, 2025, the Company's aggregate obligation under these ground leases was approximately $8.6 million. See Note 3 – Real Estate Leases to the Condensed Consolidated Financial Statements.

Acquisition Pipeline
The Company has six properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $146.0 million. The Company anticipates closing on one of these properties in the fourth quarter of 2025, and the remaining properties throughout 2026 and 2027; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close. The Company expects to fund these acquisitions with cash from operations, with net proceeds from equity or debt issuances, with the Company's Revolving Credit Facility, or from asset sales.

Tenant Improvements and Capital Improvements
Subject to Company approval, we may fund or reimburse tenants for tenant improvements, which are allowed for in certain leases, of up to approximately $29.9 million as of September 30, 2025. At September 30, 2025, $7.7 million of this commitment relates primarily to three ongoing redevelopment projects on buildings with tenants backed by long-term leases.

The Company has also entered into contracts regarding certain capital expenditures with remaining commitments totaling approximately $3.0 million as of September 30, 2025. At September 30, 2025, $1.5 million of this commitment relates primarily to three redevelopment projects of buildings into different healthcare uses backed by long-term leases.

The Company expects to fund these expenditures with cash from operations, with net proceeds from equity or debt issuances, from our Credit Facility, or from asset sales.

Notes Receivable
The Company has a note with a tenant with unfunded commitments remaining totaling $5.8 million at September 30, 2025. Any future requests for borrowings under the revolving credit facility from this tenant will require review and approval by management. See Note 10 – Other Assets, net to the Condensed Consolidated Financial Statements.

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

ATM Program
Under the ATM Program, the Company may issue and sell shares of its common stock, having an aggregate gross sales price of up to $300.0 million, exclusive of shares of common stock sold under its prior agreements with our Agents. The shares of common stock may be sold from time to time through or to one or more of the Agents, as may be determined by the Company in its sole discretion, subject to the terms and conditions of the third amended and restated sales agency agreement and applicable law. In addition, the Company may enter into one or more forward sales agreements under the ATM Program. As of September 30, 2025, the Company had $300.0 million remaining that may be issued under the ATM Program.

Operating Activities
Cash flows provided by operating activities for the nine months ended September 30, 2025 and 2024 were approximately $40.9 million and $43.2 million, respectively. Cash flows provided by operating activities were generally provided by contractual rents and interest on our notes receivable, net of property operating expenses not reimbursed by the tenants, general and administrative expenses, and interest expense paid on our Credit Facility.

Investing Activities
Cash flows used in investing activities for the nine months ended September 30, 2025 and 2024 were approximately $43.7 million and $83.2 million, respectively. During the nine months ended September 30, 2025, the Company invested in two properties for cash consideration of approximately $36.1 million, sold two properties for cash consideration totaling approximately $1.3 million, received payments on its notes totaling $5.1 million and funded capital expenditures and tenant improvements on its existing portfolio totaling approximately $14.0 million.

During the nine months ended September 30, 2024, the Company invested in four properties for an aggregate cash consideration of approximately $64.2 million, sold a property for cash consideration of approximately $1.0 million, funded amounts under its notes totaling approximately $2.9 million, received payments on its notes receivable totaling $2.4 million and funded capital expenditures and tenant improvements on its existing portfolio totaling approximately $19.5 million.

Financing Activities
Cash flows provided by financing activities for the nine months ended September 30, 2025 were approximately $1.8 million and cash flows provided by financing activities for the nine months ended September 30, 2024 were $38.2 million. During the nine months ended September 30, 2025, the Company borrowed $44.0 million under its Revolving Credit Facility and paid dividends totaling approximately $40.1 million. Also, upon the vesting of stock-based awards for certain employees, the Company withheld shares and paid taxes totaling approximately $1.8 million on behalf of employees.

During the nine months ended September 30, 2024, the Company (i) borrowed a net amount of $75.0 million under its Revolving Credit Facility, (ii) repaid a mortgage note totaling $4.8 million, (iii) completed equity offerings under its at-the-market program, resulting in net proceeds, net of underwriters' discount and offering costs, of approximately $7.3 million, (iv) upon the vesting of stock-based awards for certain employees, withheld shares and paid taxes totaling approximately $0.8 million on behalf of employees, and (v) paid dividends totaling approximately $38.6 million.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Security Deposits
As of September 30, 2025, the Company held approximately $2.6 million in security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon the security deposits if there are any defaults under the leases.

Dividends
The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT.

On October 23, 2025, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.4750 per share. The dividend is payable on November 21, 2025 to stockholders of record on November 7, 2025. This rate equates to an annualized dividend of $1.90 per share.

The ability of the Company to pay dividends is dependent upon its ability to generate cash flows and to make accretive new investments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We may use certain derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We will not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based on a notional amount of principal. Under the most common form of interest rate swap, known from our perspective as a floating-to-fixed interest rate swap, a series of floating, or variable, rate payments on a notional amount of principal is exchanged for a series of fixed interest rate payments on such notional amount. During the nine months ended September 30, 2025, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Changes In Internal Control Over Financial Reporting
There were no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2025, the Company canceled shares of the Company's common stock to satisfy employee tax withholding obligations upon the vesting of stock-based awards, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares purchased as part of publicly announced plans or programs	Maximum Number of Shares that may yet be purchased under the plans or programs
July 1 - July 30	—	$—	—	—
August 1 - August 30	3,873	$14.81	—	—
September 1 - September 30	—	$—	—	—
Total	3,873

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

Rule 10b5-1

During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.    EXHIBITS
The exhibits required by Item 601 of Regulation S-K which are filed with this report are listed in the Exhibit Index and are hereby incorporated in by reference.
EXHIBIT INDEX

Exhibit No.	Description
3.1	Corporate Charter of Community Healthcare Trust Incorporated, as amended (1)
3.2	Amended and Restated Bylaws of Community Healthcare Trust Incorporated (2)
10.1 *	Community Healthcare Trust Incorporated Fourth Amended And Restated Alignment Of Interest Program Amendment No. 1
10.2 *	Time-Based Restricted Stock Unit Agreement
10.3 *	Performance-Based Restricted Stock Unit Agreement
10.4 *	Community Healthcare Trust Incorporated Restricted Stock Agreement- Award Shares Pursuant To The Fourth Amended And Restated Alignment Of Interest Program
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
Date: October 28, 2025

COMMUNITY HEALTHCARE TRUST INCORPORATED

By:	/s/ David H. Dupuy
David H. Dupuy
Chief Executive Officer and President

By:	/s/ William G. Monroe IV
William G. Monroe IV
Executive Vice President and Chief Financial Officer