Form 10-K
period 2025-12-31
Community Healthcare Trust Inc
filed 2026-02-17
CIK 1631569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37401

Community Healthcare Trust Incorporated
(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-5212033
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No ☒
The aggregate market value of the shares of common stock (based upon the closing price of these shares on the New York Stock Exchange, Inc. on June 30, 2025) of the Registrant held by non-affiliates (for purposes of this calculation, all of the Registrant's directors and executive officers are deemed affiliates of the Registrant) on June 30, 2025 was approximately $448.8 million.
The Registrant had 28,571,793 shares of common stock, $0.01 par value per share, outstanding as of February 10, 2026.
________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. The Registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2025.

COMMUNITY HEALTHCARE TRUST INCORPORATED
FORM 10-K
December 31, 2025

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•effects on global and national markets as well as businesses resulting from inflation, changes in interest rates, supply chain disruptions, labor conditions, tariffs and global trade tensions, and international conflicts;

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

•geographic concentrations in Texas, Illinois, Florida, and Ohio cause us to be particularly exposed to downturns in these local economies or other changes in local real estate market conditions;

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

Real Estate Investments
As of December 31, 2025, we had gross investments of approximately $1.2 billion in 198 real estate properties (including one property, with sales-type leases, with a gross amount totaling approximately $8.1 million and one property classified as held for sale with a net investment totaling approximately $5.3 million). The properties are located in 36 states, totaling approximately 4.5 million square feet in the aggregate, with a weighted average remaining lease term of approximately 7.0 years. Excluding the real estate asset held for sale at December 31, 2025, the properties were approximately 90.6% leased. The Company’s real estate investments by property type, geographic area, and customer are detailed in Note 2 – Real Estate Investments to the Consolidated Financial Statements. The following table shows the diversification by property types based on annualized rent.

	Number of Properties	Annualized Rent (%)
Medical Office Building (MOB)	93	36.0%
Inpatient Rehabilitation Facilities (IRF)	10	21.2%
Acute Inpatient Behavioral (AIB)	5	12.6%
Specialty Centers (SC)	36	8.9%
Physician Clinics (PC)	33	8.2%
Behavioral Specialty Facilities (BSF)	13	7.1%
Surgical Centers and Hospitals (SCH)	6	4.0%
Long-term Acute Care Hospitals (LTACH)	2	2.0%
Total real estate investments	198	100.0%

Customer Concentrations
The Company's real estate portfolio is leased to a diverse tenant base. Our tenants include many nationally recognized healthcare providers, such as Adventist HealthCare, Inc., Hospital Corporation of America, Fresenius Medical Care AG & Co, Davita, Inc., Tenet Healthcare Corporation, Catholic Healthcare Initiatives, and Lifepoint Health. While no tenants provided more than 10% of our annualized rent as of December 31, 2025, our largest tenants were US Healthvest which provided 7.3% and Lifepoint Health which provided 6.4% of our annualized rent. We have no control over the success or failure of our tenants' businesses and, at any time, any of our tenants may experience a downturn in their businesses that may weaken their financial condition.

Geographic Concentrations
The Company's portfolio is currently located in 36 states with 26.7% of our annualized rent as of December 31, 2025 derived from properties located in Texas (14.3%) and Florida (12.4%). No other states provided annualized rent over 10% as of December 31, 2025. Such geographic concentrations could expose the Company to certain downturns in the economies of those states or other changes in such states' respective real estate market conditions. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in any of these areas could have an effect on our overall business results. In the event of negative economic or other changes in any of these markets, our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares may be adversely affected. See each of the discussions under Item 1A, "Risk Factors," under the captions "Adverse economic or other conditions in the geographic markets in which we conduct business could negatively affect our occupancy levels and rental rates and have a material adverse effect on our operating results," and "A large percentage of our annualized rent is provided by properties that are located in Texas and Florida and changes in these markets may materially adversely impact our business and financial condition."

2025 Real Estate Investments
During the year ended December 31, 2025, the Company acquired three real estate properties, as detailed in Note 4 – Real Estate Acquisitions, Dispositions, and Assets Held for Sale to the Consolidated Financial Statements. Upon acquisition, the properties were 100.0% leased in the aggregate with lease expirations through 2040.

Human Capital Resource Management
We believe our employees are a critical component to the achievement of our business objectives. Our employees are comprised of accountants, asset managers, leasing personnel, administrative staff, investment and construction management personnel, and the corporate management team. We believe that by supporting and investing in our employees, we are able to attract and retain the highest quality talent. We provide health benefits, 401(k) matching up to 3.5%, HSA contributions annually, tuition and other employee education reimbursements, as well as other in-house training, annual restricted stock grants, and restricted stock award matching for deferred compensation elections. We are committed to fostering and cultivating a culture of diversity and inclusion and embrace employee differences in race, color, religion, sex, sexual orientation, national origin, age, disability, and other characteristics that make our employees unique. As of December 31, 2025, we had 35 employees. All of our employees work at our corporate office in Franklin, Tennessee. Our employees are not members of any labor union, and we consider our relations with our employees to be excellent. We have a stable workforce with an average tenure of 4.0 years. During 2025, we had total voluntary employee turnover of approximately 11%, including 3% of retirements. At December 31, 2025, 46% of our employees, 32% of our management team, and 33% of our board of directors were female.

The success of our employees drives the success of the business and supports our goal of long-term value creation for our shareholders. We offer competitive benefits and training programs to develop employees’ expertise and skill sets, use training, communication, appropriate investments and clear corporate policies to strive to provide a safe, harassment-free work environment guided by principles of fair and equal treatment, and prioritize employee engagement. As a result, we believe our employees are committed to building strong, innovative and long-term relationships with each other and with our tenants.

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

•Experienced Management Team.  Our executive management team averages over 25 years of healthcare, real estate and/or public REIT management experience. Led by David H. Dupuy, Chief Executive Officer and President, William G. Monroe IV, our Executive Vice President and Chief Financial Officer, and Leigh Ann Stach, our Executive Vice President and Chief Accounting Officer, our management team has significant experience in acquiring, owning, operating and managing healthcare facilities and providing full service real estate solutions for the healthcare industry. Prior to joining the Company, Mr. Dupuy was a Managing Director at SunTrust Robinson Humphrey (Truist Securities) where he led investment banking coverage of healthcare facilities and REITs and held positions in healthcare banking at Bank of America. Mr. Monroe has experience in healthcare investment banking. Ms. Stach has experience in healthcare and public healthcare REIT accounting and financial reporting.

•Conservative Capital Structure. At December 31, 2025, we had $258.0 million outstanding on our revolving credit facility and had $275.0 million outstanding on our term loans under our second amendment to the third amended and restated credit agreement, dated as of October 16, 2024, by and among Community Healthcare Trust Incorporated, as borrower, the several banks and financial institutions party thereto as lenders, and Truist Bank, as administrative agent (collectively, our "Credit Facility") with a 42.9% debt-to-total capitalization ratio (debt plus stockholders' equity plus accumulated depreciation). In the future, in addition to equity and debt issuances, we may also use OP units of our operating partnership as currency to acquire additional properties from owners seeking to defer their potential taxable gain and diversify their holdings. We believe that the borrowing capacity under our Credit Facility, combined with our ability to use OP units as acquisition currency, provides us with significant financial flexibility to make opportunistic investments and fund future growth.

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

Tax Status
We have qualified as a REIT for U.S. federal income tax purposes since 2015, the year we began operations, and we expect that we will remain qualified as a REIT for U.S. federal income tax purposes for the year ending December 31, 2026. Our qualification as a REIT depends upon our ability to meet, on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code of 1986, as amended, or the Code, relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our capital stock. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Code and that our manner of operations will enable us to continue to meet the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes for the year ending December 31, 2026.

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

Each kind of healthcare tenant has a different and complex set of laws related to reimbursement and reimbursement models, which may affect the tenant’s ability to collect revenues and meet the terms of their leases. Such varying reimbursement models and laws impact each kind of provider as well as the healthcare system as a whole. For example, for physicians, the Centers for Medicare and Medicaid Services ("CMS") issues annual updates to the physician fee schedule that can have a material impact (either positive or negative) on the amount of reimbursement that physicians earn; for ambulatory surgery centers, the Affordable Care Act introduced provisions that reduce the annual inflation update for payment rates by a “productivity adjustment,” which may result in a decrease in Medicare payment rates for the same procedures in a given year compared to the prior year. Other changes brought about by legislation or regulatory changes could negatively impact reimbursement for any one of the kind of provider tenants as outlined below. The Affordable Care Act altered reimbursement from private insurers and managed care organizations. Networks continue to readjust, and all providers must ensure adequate market share in their respective areas to remain in the network created by many of the managed care organizations.

Section 603 of the Bipartisan Budget Act of 2015 lowered Medicare rates, effective January 1, 2017, for services provided in off-campus, provider-based outpatient departments, to the same level of rates for physician-office settings. Section 603 does not apply to facilities that billed at the lower Medicare rates on or before November 2, 2015 (the "grandfather clause") or that had a binding written agreement in place for the construction of the off-campus site before November 2, 2015 (the "mid-build exemption"). Section 603 reflects movement by the Congress and CMS toward “site-neutral reimbursement” where Medicare rates across different facility-type settings are equalized. CMS implemented these changes beginning January 1, 2017. Beginning January 1, 2019, CMS also implemented site neutral changes in Medicare reimbursement for clinic visits provided in off-campus locations that were previously exempted from payment reductions. More recently, in July 2025, CMS proposed regulatory changes to expand site-neutral policies to drug administration costs in response to prior direction from the Trump

Administration’s April 15, 2025 Executive Order 14723 “Covering Drug Prices by Once Again Putting Americans First.” While such site neutral changes are expected to lower overall Medicare spending, our medical office buildings located on hospital campuses could become more valuable as hospital tenants keep their higher Medicare rates for on-campus outpatient services. However, other laws may limit the extent to which higher rents may be charged based on proximity to a hospital.

Ultimately, we cannot predict the amount of benefit from these measures or if future legislation will ultimately require similar site neutral changes in Medicare reimbursement rates for services provided in other facility-type settings.

While the Biden Administration supported the Affordable Care Act through legislation and Executive Orders, early in 2025 the Trump Administration continued its previous legislative and regulatory efforts to limit various aspects of the ACA as indicated by its January 20, 2025 Executive Orders rescinding several Biden Administration health care-related Executive Orders, including Executive Order 14009 (Strengthening Medicaid and the Affordable Care Act, January 28, 2021); the Affordable Care Act (January 28, 2021); Executive Order 14070 (Continuing to Strengthen Americans’ Access to Affordable, Quality Health Coverage, April 5, 2022); Executive Order 14087 (Lowering Prescription Drug Costs for Americans, October 14, 2022).

Following these Executive Orders, the One Big Beautiful Bill Act (“OBBBA”) of 2025, which was enacted on July 4, 2025, made significant changes to the Affordable Care Act that could affect patient access to care, including: (i) reducing funding for ACA marketplace subsidiaries possibly as much as $100 billion over ten (10) years; (ii) not extending premium tax credits which results in higher insurance premiums for many which may impact their ability to afford coverage; (iii) eliminating automatic re-enrollment and implementing additional enrollment verification requirements which could make maintaining and obtaining coverage more difficult; and (iv) shortening the annual open enrollment period. The Congressional Budget Office (“CBO”) projects that these changes will cause 10 to 16.9 million people to lose coverage by 2034.

In addition, the OBBBA made significant changes to Medicaid, including over $900 billion in Federal funding reductions. Given this significant decrease in Federal Medicaid funding, states may decrease reimbursement to health care providers or eliminate certain benefits. The CBO estimates that OBBBA’s changes to the Medicaid program may result in 7.5 to 7.8 million more uninsured people by 2034.

While it is unclear what additional legislative and regulatory changes may be forthcoming, and we cannot accurately predict future legislative or regulatory actions of any administration, any changes that adversely impact the ability of patients to obtain and pay for health care services could have an adverse effect on our business and operations.

Legislative Developments
Each year, legislative proposals for health policy are introduced in Congress and state legislatures, and regulatory changes are enacted by government agencies. These proposals, individually or in the aggregate, could significantly change the delivery of healthcare services, either nationally or at the state level, if implemented. Examples of significant legislation currently under consideration, recently enacted or in the process of implementation, include:

•continued changes to the Affordable Care Act and proposed amendments and any further repeal measures and related actions at the federal and state level;

•changes affecting access to individual healthcare insurance through legislative initiatives, including proposed changes to the Inflation Reduction Act of 2022;

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

•federal and state legislative changes requiring advance notice and approval of health care provider material change transactions, including sale or transfers of assets involving equity investors, and otherwise limiting or prohibiting arrangements between health care providers and private equity investors, including REITs;

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

•regulatory and legislative changes related to the use of artificial intelligence in healthcare; and

•regulatory changes to health care fraud and abuse laws that could affect health care providers' delivery of services and business operations.

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

The Company’s whistleblower policy prohibits the Company and its affiliates and their officers, employees and agents from discharging, demoting, suspending, threatening, harassing or in any other manner discriminating against any employee for raising a concern. If an employee desires to raise a concern in a confidential or anonymous manner, the concern may be directed to the whistleblower officer at the Company’s whistleblower hotline. During the year ended December 31, 2025, the whistleblower officer received no whistleblower complaints.

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
Inflation, both real or anticipated, could adversely affect the economy and the costs of labor, goods and services to our tenants. While inflation has shown signs of moderating, it remains uncertain whether substantial inflation in the United States will be sustained over an extended period of time. Increased operating costs resulting from inflation could have an adverse impact on our tenants if increases in their operating expenses exceed increases in their revenue, which may adversely affect our tenants’ ability to pay rent or other obligations owed to us. In response to inflationary pressures, the Federal Reserve raised the benchmark federal funds rate in 2022 and 2023, which led to increases in interest rates in the credit markets. Although the Federal Reserve lowered the benchmark federal funds rate in 2024 and 2025, it may raise the federal funds rate in the future, which would likely lead to higher interest rates in the credit markets and the possibility of slowing economic growth. Increases in interest rates will increase interest cost on existing variable rate debt, including our Credit Facility. Such increases in the cost of capital could adversely impact our ability to finance operations and acquire properties. Increased interest rates may also result in less liquid property markets, limiting our ability to sell existing assets.

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
Our success depends, to a significant extent, on the continued services of Mr. David H. Dupuy, our Chief Executive Officer and President, Mr. William G. Monroe IV, our Executive Vice President and Chief Financial Officer, and Ms. Leigh Ann Stach, our Executive Vice President and Chief Accounting Officer. Each executive officer has significant experience in the healthcare and/or real estate industry and has developed significant relationships with various healthcare providers and real estate brokers throughout the United States. Our ability to continue to acquire and develop healthcare properties in off-market or lightly marketed transactions depends upon the significant relationships that our senior management team has developed over many years. The loss of services of our senior management or other key employees for any reason or for any amount of time could significantly delay or prevent the achievement of our strategic objectives and negatively impact our business, financial condition, results of operations, and stock price.

Although we have entered into employment agreements with Messrs. Dupuy and Monroe and Ms. Stach, we cannot provide any assurance that any of them will remain employed by us. Our ability to retain our executive officers, or to attract suitable replacements should any member of the senior management team leave, is dependent on the competitive nature of the employment market. The loss of services of, or the failure to successfully integrate one or more new members of, our senior management team could adversely affect our business and our prospects.

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

Certain of our tenants have filed for bankruptcy in the past resulting in the rejection of leases with the Company's subsidiaries, and our tenants may file for bankruptcy in the future. Any bankruptcy filings by or relating to one of our tenants could bar all efforts by us to collect pre-bankruptcy debts from that tenant or seize its property, unless we receive an order permitting us to do so from a bankruptcy court, which we may be unable to obtain. A tenant bankruptcy could also delay our efforts to collect past due balances under the relevant leases and could ultimately preclude full collection of these sums. Furthermore, if a tenant rejects the lease while in bankruptcy, we would have only a general unsecured claim for pre-petition damages. Any unsecured claim that we hold may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. It is possible that we may recover substantially less than the full value of any unsecured claims that we hold, if any, which may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock. Furthermore, dealing with a tenant bankruptcy or other default may divert management’s attention and cause us to incur substantial legal and other costs, which could adversely affect our ability to execute our business strategies, financial condition, and results of operations, as well as our ability to make distributions to our stockholders and the market price of our common stock.

We may have difficulty finding suitable replacement tenants in the event of non-renewal of our leases or a tenant default.
We cannot predict whether our tenants will renew existing leases beyond their current terms. At December 31, 2025, we had 77 leases scheduled to expire in 2026 and 68 leases scheduled to expire in 2027, which represent 9.0% and 7.2% of our total annualized lease revenue, respectively, for the year ended December 31, 2025. If any of our leases are not renewed, or are terminated prior to the contractual expiration date, we would attempt to lease those properties to another tenant at then-current market rates. However, following expiration of a lease term or if we exercise our right to replace a tenant in default, rental payments on the related properties could decline or cease altogether while we reposition the properties with a suitable replacement tenant. As such, we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our properties while they are being repositioned. Furthermore, our ability to reposition our properties with a suitable tenant could be significantly delayed or limited by state licensing, receivership, certificate of need, or CON, or other laws, as well as by the Medicare and Medicaid change-of-ownership rules. We could also incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings. In addition, our ability to locate suitable replacement tenants could be impaired by the specialized healthcare uses or contractual restrictions on use of the properties, and we may be required to spend substantial amounts to adapt the properties to other uses. Any such delays, limitations and expenses could adversely impact our ability to collect rent, obtain possession of leased properties or otherwise exercise remedies for tenant default and could have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock.

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

A large percentage of our annualized rent is provided by properties that are located in Texas and Florida and changes in these markets may materially adversely impact our business and financial condition.
Of our investments in 198 properties, the properties located in Texas and Florida provide, in the aggregate, approximately 26.7% of our annualized rent as of December 31, 2025. As a result of this geographic concentration, we are particularly exposed to downturns in the economies of those states or other changes in such states’ respective real estate market conditions. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in these states could have a disproportionate effect on our overall business results. In the event of negative economic or other changes in these markets, our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock may be materially and adversely affected.

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

The capital and credit markets have experienced volatility and disruption as a result of inflation, changes in interest rates, supply chain disruptions, labor conditions, tariffs and global trade tensions, and international conflicts. We believe that such volatility and disruption are likely to continue into the foreseeable future. Market volatility and disruption could hinder our ability to obtain new debt financing or refinance our maturing debt on favorable terms or at all or to raise debt and equity capital.

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

For example, during 2025 and 2024, the Company recorded credit loss reserves on its notes receivable with a geriatric inpatient behavioral hospital borrower/tenant totaling approximately $8.7 million and $11 million, respectively, fully reserving the notes and interest with this borrower/tenant.

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

While the Biden Administration supported the Affordable Care Act and various institutions designed to support increased access to care, the Trump Administration's immediate actions to rescind various Biden Administration initiatives through its January 20, 2025 "Initial Rescission of Harmful Executive Orders and Actions" and through changes included in the July 2025 One Big Beautiful Bill Act of 2025 signal its intent to continue efforts to repeal the ACA or otherwise continue to limit it in material ways.

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
Sources of revenue for our tenants typically include Medicare, Medicaid, private insurance payers and health maintenance organizations. Healthcare providers continue to face increased government and private payer pressure to control or reduce healthcare costs and significant reductions in healthcare reimbursement, including reduced reimbursements and changes to payment methodologies. In some cases, private insurers rely upon all or portions of the Medicare payment systems to determine payment rates which may result in decreased reimbursement from private insurers. While the Affordable Care Act and associated regulations continued to encourage increasing enrollment in plans offered by private insurers who choose to participate in state-run exchanges, changes by the

Trump Administration affecting Medicaid enrollment and payments, and the availability of lower cost, lower coverage plans creates uncertainty around private insurer costs and, thereby, payment rates to providers.

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

The use of Artificial Intelligence (“AI”) in health care continues to increase and evolve. While there currently is no Federal law governing the use of AI in health care or otherwise, several states and Federal agencies use existing regulations to govern the use of AI and enforce related privacy violations, and it is possible that governing legislation and regulations may be forthcoming given that President Trump has issued multiple AI-related Executive Orders, including an AI Action Plan on July 23, 2025 through Executive Order, “Promoting the Export of the American AI Technology Stock,” and a December 11, 2025 Executive Order, “Ensuring a National Policy Framework for Artificial Intelligence.”

As with privacy and security laws, we cannot predict the ultimate result of proposals to govern and regulate AI and any related enforcement actions, or the potential costs any compliance obligations may have on us or on our tenants. Violation of any applicable AI-related laws or regulations could adversely affect the expenses of our tenants and their ability to meet their financial obligations to us, which in turn could have a material adverse effect on our business, financial condition and results of operating our ability to pay distributions to our stockholders and the market price of our common stock.

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
As of December 31, 2025, we had $533.0 million outstanding under our Credit Facility, including our term loans. We do not anticipate that our internally generated cash flow will be adequate to repay our anticipated indebtedness upon maturity and, therefore, we expect to repay indebtedness through refinancings and future offerings of equity and debt securities, either of which we may be unable to secure on favorable terms or at all. Our level of debt and any limitations imposed upon us by our debt agreements could have adverse consequences, including the following:

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
At December 31, 2025, our debt to total capitalization ratio (debt plus stockholders' equity plus accumulated depreciation) was approximately 42.9%. Our financing policy, as amended in 2026, prohibits aggregate debt (secured or unsecured) in excess of 45% of the Company's total capitalization, except for short-term transitory periods. However, this debt limitation policy can be changed by our board of directors without stockholder approval and there are no provisions in our bylaws that limit our ability to incur indebtedness. We could alter the balance between our total outstanding indebtedness and the value of our properties at any time. If we become more highly leveraged, the resulting increase in outstanding debt could adversely affect our ability to make debt service payments, to pay our anticipated distributions and to make the distributions required to qualify as a REIT. The occurrence of any of the foregoing risks could adversely affect our business, financial condition and results of operations, our ability to make distributions to our stockholders and the market price of our common stock.

Increases in interest rates may increase our interest expense and adversely affect our cash flows and our ability to service our indebtedness and to make distributions to our shareholders.
As of December 31, 2025, we had $183.0 million of variable-rate indebtedness outstanding that had not been swapped for a fixed interest rate. We expect that more of our indebtedness in the future, including borrowings under our Credit Facility, may be subject to variable interest rates. Increases in interest rates on any variable rate indebtedness will increase our interest expense, which could adversely affect our cash flow and our ability to pay distributions.

The Company may enter into swap agreements from time to time that may not effectively reduce its exposure to changes in interest rates.
The Company may enter into swap agreements from time to time that may not effectively reduce its exposure to changes in interest rates. As of December 31, 2025, the Company had 15 outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk for notional amounts totaling $350.0 million, of which $75.0 million is scheduled to expire in March 2026. Upon expiration of the swaps, the underlying indebtedness will be subject to variable interest rates. To the extent the variable rate under our Credit Facility exceeds the fixed rate under our expiring swaps, our interest expense will increase. The Company may enter into additional swap agreements in the future to manage some of its exposure to interest rate volatility; however, there can be no assurance that we will be able to do so on favorable terms, or at all. Even if we are able to enter into replacement swap agreements, prevailing market conditions may result in less favorable fixed rates that those under our expiring swaps.

These swap agreements involve additional risks, such as the risk that counterparties may fail to honor their obligations under these arrangements. In addition, these arrangements may not be effective in reducing the Company's exposure to changes in interest rates and no hedging activity can completely insulate us from the risks associated with changes in interest rates. Moreover, interest rate hedging could fail to protect us or adversely affect us because, among other things:

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
Our organization and proposed method of operation have enabled us to meet the requirements for qualification and taxation as a REIT commencing with our taxable year ended December 31, 2015. However, we cannot assure you that we will remain qualified as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Code, or the Treasury Regulations, is greater in the case of a REIT that, like us, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the ownership of our stock, the composition of our assets and the composition and sources of our income. In addition, we must distribute to stockholders annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains. Legislation, new Treasury Regulations, administrative interpretations or court decisions may materially and adversely affect our ability to qualify as a REIT for U.S. federal income tax purposes.

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
We have two TRSs, and in the future, may form other TRSs for various reasons, including for the purpose of leasing “qualified healthcare properties” from us pursuant to the provisions of the REIT Investment Diversification and Empowerment Act of 2007, or RIDEA, although we currently have no intention of investing in companies that provide healthcare services structured to comply with RIDEA. Overall, for tax years beginning after December 31, 2025, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We will monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with the TRS ownership limitation and will structure any future transactions with any TRS on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above. However, there can be no assurance that we will be able to comply with such TRS ownership limitation or to avoid application of the 100% excise tax.

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
The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are taxed at individual rates is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. However, certain stockholders may be able to deduct up to 20% of "qualified REIT dividends" pursuant to Section 199A of the Code subject to certain limitations set forth in the Code.

Distributions to tax-exempt stockholders may be classified as unrelated business taxable income.
In general, neither ordinary nor capital gain distributions with respect to our common stock, nor gain from the sale of our common stock, should constitute unrelated business taxable income, or UBTI, to a tax-exempt stockholder. However, under certain limited circumstances, income and gain recognized by certain tax-exempt stockholders could be treated, in whole or in part, as UBTI.

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
Any sales of a substantial number of shares of our common stock, or the perception that those sales might occur, may cause the market price of our common stock to decline. After the expiration of any applicable transfer restrictions imposed by our 2024 Incentive Plan, restricted stock award agreements or securities laws, our executive officers and directors will have the ability to sell all of any portion of the applicable common stock which could cause the market price of our common stock to decline.

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

Board of Directors Oversight
The Audit Committee of the Company's Board of Directors oversees the Company's cybersecurity risk management. Management has formed an IT Committee consisting of the Chief Executive Officer, Chief Financial Officer, and the Vice President of Information Technology to review and discuss information security matters and cyber security risks. The committee meets at least twice a year and reports to the Audit Committee on a regular basis.

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

Reporting to the Board of Directors
The Vice President of Information Technology, in his capacity, regularly informs the Chief Executive Officer and Chief Financial Officer of all aspects related to cybersecurity risks and incidents. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing the Company. The Audit Committee receives periodic updates from management regarding cybersecurity risks and reports on such matters to the Board of Directors on a quarterly basis. Furthermore, significant cybersecurity matters, and strategic risk management decisions are escalated to the Board of Directors as circumstances require, ensuring that they have comprehensive oversight and can provide guidance on critical cybersecurity issues.

ITEM 2. PROPERTIES

In addition to the information provided below, see Item 1, "Business," Note 2 – Real Estate Investments to the Consolidated Financial Statements in Item 8 "Financial Statements and Supplementary Data," and Schedule III of Item 15 of this Annual Report on Form 10-K for more detailed information about the Company's properties as of December 31, 2025.

Scheduled Lease Expirations
As of December 31, 2025, the weighted average remaining years to maturity pursuant to the leases with our tenants was approximately 7.0 years, with expirations through 2046. The table below details scheduled lease expirations, as of December 31, 2025, for our properties for the periods indicated.

		Total Leased Square Footage		Annualized Lease Revenue
Year	Number of Leases Expiring	Amount (in thousands)	Percent (%)	Amount (in thousands)	Percent (%)
2026	77	460	11.3%	$10,144	9.0%
2027	68	373	9.2%	8,099	7.2%
2028	70	480	11.8%	10,070	8.9%
2029	45	370	9.1%	9,454	8.4%
2030	37	303	7.4%	6,918	6.1%
2031	28	390	9.6%	10,884	9.6%
2032	25	206	5.1%	4,070	3.6%
2033	13	75	1.8%	1,655	1.5%
2034	19	255	6.3%	9,356	8.3%
2035	16	233	5.7%	8,831	7.8%
Thereafter	32	890	21.7%	32,080	28.5%
Month-to-Month	9	41	1.0%	1,230	1.1%
Totals	439	4,076	100.0%	$112,791	100.0%

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

ITEM 4.    MINE SAFETY DISCLOSURES

None.

PART II.
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company's common stock are traded on the New York Stock Exchange under the symbol "CHCT." At February 10, 2026, there were 46 stockholders of record. Future dividends will be declared and paid at the discretion of the Board of Directors. The Company’s ability to pay dividends is dependent upon its ability to generate funds from operations and cash flows, and to make accretive new investments.

Stock Performance Graph
The following graph compares, over a measurement period beginning December 31, 2020 and ending on December 31, 2025, the cumulative total return on our common stock with the cumulative total return on the stocks included in (i) the Russell 3000 Index and (ii) the NAREIT All Equity REIT Index. The performance graph assumes that the value of the investment in our common stock, the Russell 3000 Index and the NAREIT All Equity REIT Index was $100 at December 31, 2020 and that all dividends were reinvested. There can be no assurance that our common stock performance will continue in the future with the same or similar trends depicted in the stock performance graph below. We will not make or endorse any predictions as to future stock performance.

	Period Ending
Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Community Healthcare Trust Incorporated	$100.00	$104.08	$82.52	$64.78	$50.87	$48.94
Russell 3000 Index	$100.00	$125.66	$101.53	$127.88	$158.32	$185.47
NAREIT All Equity REIT Index	$100.00	$141.30	$106.05	$118.09	$123.90	$126.71

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

Real estate acquisitions
During the year ended December 31, 2025, the Company acquired three real estate properties for an aggregate purchase price of approximately $64.5 million. Upon acquisition, the properties, totaling approximately 113,000 square feet, were 100.0% leased in the aggregate with lease expirations through 2040.

Real estate dispositions and Assets Held for Sale
During the year ended December 31, 2025, the Company disposed of five properties. The Company received net proceeds of approximately $32.9 million, including $0.7 million where cash was received subsequent to December 31, 2025, and recognized a net gain on sales, net of losses and impairments, totaling approximately $11.6 million.

Additionally, during the second quarter of 2025, the Company amended an operating lease on a property that resulted in a sales-type lease. As such, the Company reclassified the net book value of the real estate totaling $3.7 million to a net lease investment in other assets on the Condensed Consolidated Balance Sheet and recognized a gain on sale totaling approximately $1.3 million (see Sales-type leases in Note 3 – Real Estate Leases in the Consolidated Financial Statements for more details).

The Company has one property with a carrying balance of $5.3 million classified as held for sale at December 31, 2025. During the year ended December 31, 2025, the Company recorded impairment charges of $1.1 million on this property. See Note 4 – Real Estate Acquisitions, Dispositions, and Assets Held for Sale in the Consolidated Financial Statements for more details.

Acquisition pipeline
The Company has five properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $122.5 million. The Company's expected returns on these investments are approximately 9.1% to 9.75%. The Company anticipates closing on one of these properties in the first quarter of 2026 with the remainder throughout 2026 and 2027; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

Leased square footage
As of December 31, 2025, our real estate portfolio was approximately 90.6% leased, excluding the real estate asset held for sale. During the year ended December 31, 2025, we had expiring or terminated leases related to approximately 712,000 square feet, and we leased or renewed leases related to approximately 683,000 square feet.

Purchase Option Provisions
Certain of the Company's leases provide the lessee with a purchase option or a right of first refusal to purchase the leased property. The purchase option provisions generally allow the lessee to purchase the leased property at fair value or at an amount greater than the Company's gross investment in the leased property at the time of the purchase. The Company had an aggregate gross investment of approximately $42.0 million in 13 real estate properties as of December 31, 2025 that were subject to exercisable purchase options.

Lease Expirations
Approximately 6.1% to 9.0% of our leases (based on annualized rent) will expire in each of the next 5 years. Management expects that many of the tenants will renew their leases, but in cases where they do not renew, the Company believes it will generally be able to re-lease the space to existing or new tenants without significant loss of rental income. See "Properties" in Item 2 for a schedule of the Company's lease expirations.

Inflation
Inflation has significantly increased during the past several years and a prolonged period of high and persistent inflation could cause an increase in our expenses, capital expenditures, and cost of our variable-rate borrowings which could have a material impact on our financial position or results of operations. Many of our lease agreements contain provisions designed to mitigate the adverse impact of inflation, including annual rent increases based on stated increases or CPI increases. In response to inflationary pressures, the Federal Reserve raised interest rates in 2022 and 2023, however, the Federal Reserve lowered interest rates in 2024 and 2025, and may provide additional rate changes during 2026. Higher interest rates may adversely impact real estate asset values and increase our interest expense on our variable-rate borrowings under our revolving credit facility.

Credit Loss on Loans and Interest Receivables
During the second quarter of 2025, the Company recorded reserves, fully reserving its notes and interest with a geriatric inpatient behavioral hospital tenant, totaling approximately $8.7 million on its notes and approximately $1.7 million of interest receivables. See Note 1 – Summary of Significant Accounting Policies and Note 10 – Other Assets, net to the Condensed Consolidated Financial Statements for more details on these reserves.

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

Interest Expense
At December 31, 2025, the Company had fixed the $275.0 million outstanding under the Term Loans and $75.0 million of its Revolving Credit Facility which had an aggregate fixed weighted average interest rate under the swaps of approximately 4.7% and 3.8%, respectively. These swaps that fix the interest rates on the Revolving Credit Facility mature in March 2026. If the Company does not enter into new interest rate swaps, the interest on this $75.0 million will be under a floating rate. The floating rate for the unhedged portion of the Revolving Credit Facility at December 31, 2025 was approximately 5.4%. See Note 5 – Debt, net and Note 6 – Derivative Financial Instruments for more details on the Company's debt and interest rate swaps.

Results of Operations

The Company's consolidated results of operations for 2025 compared to 2024 were significantly impacted by acquisitions, including depreciation and amortization on our real estate portfolio, asset dispositions, leasing activities, collectibility of lease payments, notes receivable and related interest, interest expense, and general and administrative expenses, including severance and the accelerated amortization of stock-based compensation upon the termination our former Executive Vice President, Asset Management in 2025.
Year Ended December 31, 2025 Compared to December 31, 2024

Revenues
Rental income increased approximately $6.8 million, or 5.9%, for the year ended December 31, 2025 compared to the same period in 2024 due mainly to the following:

•Income on properties acquired during 2025 and 2024 increased rental income by approximately $5.4 million;

•Rental income related to tenants on cash basis increased by approximately $0.9 million for the twelve months ended December 31, 2025 as compared to the same period in 2024, mainly due to the non-cash write-off of straight-line rent in 2024 for the geriatric inpatient behavioral hospital tenant accrued prior to 2024; partially offset by

•Properties sold during 2025 and 2024 resulted in a decrease in rental income of approximately $1.1 million, including $0.4 million related to a lease that was converted from an operating lease to a sales-type lease in 2025;

•A net decrease in the allowance for doubtful accounts for 2025 compared to 2024 totaling approximately $0.2 million; and

•The remaining $1.8 million net increase resulted from annual rent increases, net leasing activities, including the rent commencement of leases previously under construction and various other items.

Other operating interest decreased approximately $1.4 million, or 112.8%, for the year ended December 31, 2025 compared to the same period in 2024 due mainly to the following:

•A reduction in interest totaling $1.5 million due to reserving interest on notes in 2025 with a geriatric behavioral hospital borrower/tenant in six properties, net of cash collections differences in 2025 compared to 2024 for that borrower/tenant;

•A reduction in interest totaling $0.3 million due to amortizing payments on notes receivable; offset partially by

•An increase in interest of approximately $0.4 million from interest on a new note entered into during 2024, as well as interest on a financing and sales-type leases.

Expenses
Property operating expenses increased approximately $0.8 million, or 3.5%, for the year ended December 31, 2025 compared to the same period in 2024 due mainly to the following:

•Property operating expenses on properties acquired during 2025 and 2024 resulted in an increase of approximately $0.4 million;

•Utilities expenses (on a same store basis) increased approximately $0.3 million;

•Landscaping expenses, including snow plow expenses, (on a same store basis) increased approximately $0.2 million; and

•Property insurance expenses (on a same store basis) increased approximately $0.1 million; offset partially by

•A reduction of expenses totaling approximately $0.2 million due to properties sold during 2025 and 2024.

General and administrative expenses increased approximately $6.0 million, or 31.7%, for the year ended December 31, 2025 compared to the same period in 2024 due mainly to the following:

•On May 31, 2025, the Company terminated its former Executive Vice President of Asset Management. Upon termination, unvested shares of restricted stock and restricted stock units vested in accordance with the terms of his employment agreement, and the Company accelerated the unamortized remaining balance of deferred compensation and recognized approximately $4.6 million of non-cash amortization expense. Additionally, the Company recognized approximately $1.3 million of severance and transition-related expenses; and

•Compensation expense increased approximately $0.5 million for the twelve months ended December 31, 2025 compared to the same period in 2024, partially related to a $0.3 million increase to non-cash amortization of stock-based compensation; offset partially by

•A decrease in professional fees of $0.3 million for the twelve months ended December 31, 2025 compared to the same period in 2024.

Depreciation and amortization expense increased approximately $0.8 million, or 1.8%, for the year ended December 31, 2025 compared to the same period in 2024 due mainly to the following:

•Depreciation and amortization related to properties acquired during 2025 and 2024 accounted for an increase of approximately $1.8 million;

•Tenant improvements and other capital expenditures resulted in an increase of approximately $2.0 million; partially offset by

•Properties that were sold or classified as held for sale during 2024 and 2025 resulted in a decrease of approximately $0.4 million;

•Fully amortized land and building improvements resulted in a decrease of approximately $0.7 million; and

•Real estate intangible assets acquired prior to 2024 that became fully depreciated resulted in a decrease of approximately $1.9 million;

Gains on the sales of depreciable real estate assets, net of losses and impairments
Gains on the sales of depreciable real estate assets, net of losses and impairments increased by approximately $11.9 million for the year ended December 31, 2025 compared to the same period in 2024. This increase was due mainly to the following:

•During 2025, the Company sold five properties and recognized a net gain on sale, net of losses, totaling approximately $11.6 million;

•During 2025, the Company amended a lease with a tenant and converted it from an operating lease to a sales-type lease. The Company recognized a gain on sale of the real estate totaling approximately $1.3 million;

•As of December 31, 2025, the Company had a property classified as held for sale and recorded impairments on the property during 2025 at the lower of its net book value and fair value less estimated cost to sell of approximately $1.1 million; and

•During 2024, the Company sold two properties and a land parcel and recognized losses, net of gains, totaling approximately $0.1 million.

Interest expense
Interest expense increased approximately $3.3 million, or 13.8%, for the year ended December 31, 2025 compared to the same period in 2024. Contractual interest due under the Credit Facility increased $3.4 million due to: (i) a pricing grid increase on hedged debt in the fourth quarter of 2024 due to increased leverage ratio, and (ii) a higher weighted average balance on the Revolving Credit Facility in 2025 compared to 2024. See Note 5 – Debt, net to the Consolidated Financial Statements. Also, a mortgage note payable on a property was repaid during 2024, which results in a decrease to interest expense of $0.1 million in 2025 compared to 2024.

Credit loss reserve
Credit loss reserves totaling $8.7 million and $11.0 million, respectively, were recorded during 2025 and 2024, related to notes receivable with a geriatric inpatient behavioral hospital borrower/tenant, fully reserving these notes in 2025. See Note 10 – Other Assets, net in the Consolidated Financial Statements for more details on these notes and the credit loss reserves.

Interest and other income
Interest and other income decreased approximately $0.5 million for the year ended December 31, 2025 compared to the same period in 2024. Interest and other income for 2024 included an undistributed allowance for tenant improvements totaling $0.3 million for a lease that expired and $0.2 million of earnest money on a terminated contract for a property held for sale.

Year Ended December 31, 2024 Compared to December 31, 2023

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” in our 2024 Annual Report on Form 10-K for a comparison of the year ended December 31, 2024 compared to December 31, 2023, which is incorporated by reference.

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

Operating Activities
Cash flows provided by operating activities for the years ended December 31, 2025, 2024 and 2023 were approximately $56.4 million, $58.9 million, and $61.4 million, respectively. Cash flows provided by operating activities for the years ended December 31, 2025, 2024 and 2023 were generally provided by contractual rents and interest on notes receivables, net of property operating expenses not reimbursed by the tenants, general and administrative expenses, and interest expense.

Investing Activities
Cash flows used in investing activities for the years ended December 31, 2025, 2024 and 2023 were approximately $47.7 million, $92.7 million, and $113.7 million, respectively.

•During 2025, the Company invested in three real estate properties for cash consideration of approximately $64.6 million, and received net proceeds of approximately $32.2 million in the aggregate during 2025 for the sale of four properties, which excludes net proceeds of approximately $0.7 million received subsequent to December 31, 2025 for a fifth property sold in 2025. During 2024, the Company invested in nine real estate properties for an aggregate cash consideration of approximately $72.4 million, and sold two properties and a land parcel, for net proceeds of approximately $2.3 million. During 2023, the Company invested in 19 real estate properties and a land parcel for an aggregate cash consideration of approximately $98.9 million.

•During 2024 and 2023, the Company funded notes receivable of approximately $3.1 million, and $2.0 million, respectively, and received payments on notes receivable in 2025, 2024 and 2023 of approximately $5.2 million, $5.1 million, and $3.9 million, respectively.

•The Company funded capital expenditures, including tenant improvements, during 2025, 2024 and 2023 totaling approximately $20.5 million, $24.6 million, and $19.0 million, respectively.

•During 2023, the Company received insurance proceeds from a casualty loss of approximately $2.3 million.

Financing Activities
Cash flows used in financing activities for the year ended December 31, 2025 were $9.8 million and cash flows provided by financing activities for the years ended December 31, 2024 and 2023 were approximately $33.5 million and $44.9 million, respectively.

•During 2025, 2024 and 2023, the Company borrowed, on a net basis, $46.0 million, $162.0 million, and $50.0 million, respectively, on its Revolving Credit Facility.

•During 2024, the Company amended its Credit Facility to increase its Revolver limit and extend maturity, repaid $75.0 million in Term Loans under its Credit Facility, and incurred $3.4 million in additional debt issuance costs.

•During 2025, 2024 and 2023, the Company paid dividends totaling approximately $53.7 million, $51.7 million and $48.1 million, respectively.

•During 2024 and 2023, the Company completed equity offerings under its at-the-market program, resulting in net proceeds, net of underwriters' discount and offering costs, of approximately $7.3 million and $44.0 million, respectively.

•During 2024 and 2023, the Company had mortgage note repayments totaling approximately $4.8 million and $0.1 million, respectively.

•During 2025, 2024 and 2023, the Company withheld shares and paid taxes totaling approximately $1.8 million, $0.8 million, and $1.0 million upon the vesting of stock-based awards for certain employees.

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

ATM Program
Under the ATM Program, the Company may issue and sell shares of its common stock, having an aggregate gross sales price of up to $300.0 million, exclusive of shares of common stock sold under its prior agreements with our Agents. The shares of common stock may be sold from time to time through or to one or more of the Agents, as may be determined by the Company in its sole discretion, subject to the terms and conditions of the third amended and restated sales agency agreement and applicable law. In addition, the Company may enter into one or more forward sales agreements under the ATM Program. As of December 31, 2025, the Company had $300.0 million remaining that may be issued under the ATM Program. See Note 7 – Stockholders' Equity to the Consolidated Financial Statements for more detail on the ATM Program.

Security Deposits
As of December 31, 2025, the Company held approximately $2.6 million in security deposits, included in other liabilities, on the Consolidated Balance Sheet, for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon the security deposits if there are any defaults under the leases.

Credit Facility
The Company's third amended and restated credit agreement, as amended (the "Credit Facility") provides for a $400.0 million revolving credit facility (the "Revolving Credit Facility") and $275.0 million in term loans (the "Term Loans"), as well as an accordion feature which allows borrowings up to a total of $875.0 million, including the ability to add and fund additional term loans. The Company has entered into interest rate swaps to fix the interest rates on the Term Loans and the portion of the Revolver balance that was used to repay a Term Loan. Note 5 – Debt, net and Note 6 – Derivative Financial Instruments to the Consolidated Financial Statements provide more detail on the Company's debt and interest rate swaps. At December 31, 2025, the Company had borrowing capacity remaining under the Revolving Credit Facility of approximately $142.0 million.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. The Company was in compliance with its financial covenants under its Credit Facility as of December 31, 2025.

Ground Leases
At December 31, 2025, the Company was obligated, as the lessee, under four non-prepaid ground leases accounted for as operating leases with expiration dates through 2076, including renewal options, and two non-prepaid ground leases accounted for as a financing lease with an expiration date through 2109, including renewal options. Any rental increases related to the Company's ground leases are generally either stated or based on the Consumer Price Index. At December 31, 2025, the Company's aggregate obligation under these ground leases was approximately $8.5 million. See Note 3 – Real Estate Leases to the Consolidated Financial Statements.

Acquisition Pipeline
The Company has five properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $122.5 million. The Company's expected returns on these investments are approximately 9.1% to 9.75%. The Company anticipates closing on one of these properties in the first quarter of 2026 with the remainder throughout 2026 and 2027; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close.

The Company anticipates funding these investments with cash from operations, from net proceeds from equity or debt issuances, from our Credit Facility, or from asset sales.

Asset Disposition
On February 12, 2026, the Company sold the property classified as an asset held for sale at December 31, 2025 and received net proceeds of approximately $5.2 million.

Tenant Improvements and Capital Improvements
The Company may provide tenant improvement allowances in new or renewal leases for the purpose of refurbishing or renovating tenant space. The Company may also assume tenant improvement obligations included in leases acquired in its real estate acquisitions. As of December 31, 2025, the Company had approximately $28.8 million in commitments for tenant improvements. Three of these projects, with remaining obligations totaling approximately $8.0 million as of December 31, 2025, represent redevelopment projects of the buildings into different healthcare uses backed by long term leases.

The Company has entered into contracts with various vendors for various capital improvement projects related to its portfolio. As of December 31, 2025, the Company had approximately $2.0 million in commitments for capital improvement projects; three of these projects totaling approximately $0.9 million, represent redevelopment projects of the buildings into different healthcare uses backed by long-term leases.

The Company anticipates funding these investments with cash from operations, or with net proceeds from equity or debt issuances, from our Credit Facility, or from asset sales.

Notes Receivable
The Company has one revolving credit facility with a tenant with an unfunded commitment remaining totaling approximately $5.8 million at December 31, 2025. See Note 10 – Other Assets, net to the Consolidated Financial Statements.

Dividends
The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT. The ability of the Company to pay dividends is dependent upon its ability to generate cash flows and to make accretive new investments.

During 2025, 2024 and 2023, the Company paid cash dividends in the amounts of $1.885 per share, $1.845 per share and $1.805 per share, respectively.

On February 12, 2026, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.4775 per share. The dividend is payable on March 4, 2026 to stockholders of record on February 23, 2026.

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

The table below reconciles net income to FFO and AFFO for the years ended December 31, 2025, 2024, and 2023.

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2025	2024	2023
Net income (loss)	$5,102	$(3,181)	$7,714
Depreciation and amortization	43,909	43,277	40,103
Credit loss reserve (1)	8,672	11,000	—
(Gains) on the sales of depreciable real estate assets, net of losses and impairments	(11,803)	121	102
Total adjustments	40,778	54,398	40,205
FFO	$45,880	$51,217	$47,919
Straight-line rent	(3,721)	(1,942)	(3,052)
Stock-based compensation	10,305	9,987	8,166
Accelerated amortization of stock-based compensation (2)	4,591	—	11,799
Severance and transition-related expenses (2)	1,311	—	—
Net gain from insurance recovery on casualty loss	—	—	(706)
AFFO	$58,366	$59,262	$64,126
FFO per diluted common share	$1.69	$1.91	$1.86
AFFO per diluted common share	$2.15	$2.21	$2.49
Weighted Average Common Shares Outstanding-Diluted (3)	27,117	26,843	25,752
____________________________
(1) During 2025 and 2024, the Company recorded credit loss reserves on its notes receivable with a geriatric inpatient behavioral hospital borrower/tenant totaling approximately $8.7 million and $11.0 million, respectively, where collectibility was not reasonably assured. The Company's notes receivable are considered incidental to the Company's main business, as such, the reserves are added back to FFO.
(2) During 2025, the Company recorded severance and transition-related charges totaling approximately $5.9 million, including non-cash accelerated amortization of stock-based compensation of approximately $4.6 million. Also, non-cash accelerated amortization of stock-based compensation totaling $11.8 million was recorded in 2023 upon the passing of the Company's former CEO.
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

The table below reconciles net income to NOI for the years ended December 31, 2025, 2024, and 2023.

	Year Ended December 31,
(In thousands)	2025	2024	2023
Net income (loss)	$5,102	$(3,181)	$7,714
General and administrative (1)	19,193	19,058	15,539
Severance and transition related expenses	1,311	—	—
Accelerated amortization of stock-based compensation	4,591	—	11,799
Depreciation and amortization	43,538	42,778	39,693
Credit loss reserve	8,672	11,000	—
(Gains) on the sales of depreciable real estate assets, net of losses and impairments	(11,803)	121	102
Interest expense	26,978	23,706	17,792
Deferred income taxes	23	—	306
Interest and other income, net	(34)	(530)	(813)
NOI	$97,571	$92,952	$92,132
____________________________
(1) General and administrative expenses for 2025 and 2023 exclude accelerated amortization of stock-based compensation and severance and transition related expenses, which are shown separately in the table.

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

The table below reconciles net income to EBITDAre and Adjusted EBITDAre for the years ended December 31, 2025, 2024, and 2023.

	Year Ended December 31,
(In thousands)	2025	2024	2023
Net income (loss)	$5,102	$(3,181)	$7,714
Interest expense	26,978	23,706	17,792
Depreciation and amortization	43,538	42,778	39,693
Deferred income tax expense	23	—	306
(Gains) on the sales of depreciable real estate assets, net of losses and impairments	(11,803)	121	102
EBITDAre	$63,838	$63,424	$65,607
Non-cash stock-based compensation expense (1)	10,305	9,987	8,166
Credit loss reserve	8,672	11,000	—
Accelerated amortization of stock-based compensation	4,591	—	11,799
Net gain from insurance recovery on casualty loss	—	—	(706)
Adjusted EBITDAre	$87,406	$84,411	$84,866
____________________________
(1) General and administrative expenses for 2025 and 2023 exclude accelerated amortization of stock-based compensation which are shown separately in the table.

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

The acquisition date fair values of the tangible and intangible assets and acquired liabilities are estimated based on information obtained from multiple sources as a result of pre-acquisition due diligence, tax records, and other sources, including third-party valuations. Based on these estimates, we recognize the acquired assets and liabilities based on their estimated fair values. We expense transaction costs associated with business combinations in the period incurred. The fair value of tangible property assets acquired considers the value of the property as if vacant and determined by a combination of comparable sales, replacement cost, income valuation approach and other relevant data. The determination of fair value involves the use of significant judgment and estimation. We value land based on various inputs, which may include internal analysis of recently acquired properties, existing comparable properties within our portfolio, or third party appraisals or valuations based on comparable sales.

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

As of December 31, 2025, the Company's Revolving Credit Facility and Term Loans were based on variable interest rates while its notes receivable bore interest at fixed rates. The Company has entered into interest rate swaps to fix the interest rates on its Term Loans and $75.0 million of the $258.0 million Revolving Credit Facility borrowings outstanding as of December 31, 2025. The swaps to fix the interest rate on the Revolving Credit Facility borrowings mature in March 2026. See Trends and Matters Impacting Operating Results in Item 7 for more information related to these interest rate swaps.

The following table provides information regarding the sensitivity of certain of the Company’s financial instruments, reflecting the effect of hedging instruments, as described above, to market conditions and changes resulting from changes in interest rates. For purposes of this analysis, sensitivity is demonstrated based on hypothetical 10% changes in the underlying market interest rates.

			Impact on Earnings and Cash Flows
(Dollars in thousands)	Outstanding Principal Balance at December 31, 2025	Calculated Annual Interest Expense	Assuming 10% Increase in Market Interest Rates	Assuming 10% Decrease in Market Interest Rates
Variable Rate Debt:
Revolving Credit Facility, unhedged	$183,000	$10,588	$(1,059)	$1,059
Revolving Credit Facility, hedged (1)	$75,000	$2,881	$—	$—
A-4 Term Loan (1)	$125,000	$4,494	$—	$—
A-5 Term Loan (1)	$150,000	$8,423	$—	$—
___________
(1) The Company has interest rate swaps that fix the interest rates for $75 million of the Revolving Credit Facility and all of the A-4 Term Loan and the A-5 Term Loan; therefore, changes in the interest rates will not impact our earnings or cash flows.

		Fair Value
(Dollars in thousands)	Outstanding Principal Balance at December 31, 2025	December 31, 2025	Assuming 10% Increase in Market Interest Rates	Assuming 10% Decrease in Market Interest Rates	December 31, 2024
Fixed Rate Receivables/Payable:
Notes and Mortgage Receivable, Level 2 (1)	$3,830	$3,964	$3,948	$3,980	$7,248
Notes Receivable, Level 3 (2)	$19,672	$—	$—	$—	$10,547
___________
(1) Level 2 - Fair value based on quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets.
(2) Calculated using Level 3 inputs at December 31, 2024 and 2025. At December 31, 2025, the carrying amount, net of credit loss reserve, was $0.

Inflation
Inflation has significantly increased during the past several years and a prolonged period of high and persistent inflation could cause an increase in our expenses, capital expenditures, and cost of our variable-rate borrowings which could have a material impact on our financial position or results of operations. Many of our lease agreements contain provisions designed to mitigate the adverse impact of inflation, including annual rent increases based on stated increases or CPI increases. In response to inflationary pressures, the Federal Reserve raised interest rates in 2022 and 2023, however, the Federal Reserve lowered interest rates in 2024 and 2025, and may provide additional rate changes during 2026. Higher interest rates may adversely impact real estate asset values and increase our interest expense on our variable-rate borrowings under our revolving credit facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Community Healthcare Trust Incorporated
Franklin, Tennessee
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Community Healthcare Trust Incorporated (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 17, 2026 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Asset Impairment – Assessment of Recoverability for Real Estate Properties
The Company recorded total real estate properties, net of accumulated depreciation, of approximately $923 million as of December 31, 2025. As described in Note 1 to the consolidated financial statements, the Company assesses the potential for impairment of long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicates that the carrying value might not be fully recoverable. A long-lived asset is tested for impairment when management’s estimate of current and projected, undiscounted and unleveraged, operating cash flows of the property is less than the net carrying value of the long-lived asset. In determining these cash flows, the Company estimates market rents, capitalization rates, and other relevant inputs.

We identified management's assessment of recoverability for certain real estate properties as a critical audit matter. The determination of the operating cash flows used in recoverability tests requires judgment and estimation of certain assumptions, including market rents and capitalization rates. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address this matter, including the extent of specialized skills or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Assessing the reasonableness of certain assumptions used by management in their recoverability test by utilizing professionals with specialized knowledge and skills in valuation specific to market rents and capitalization rates, including comparing to third party market data.

Current Expected Credit Losses – Estimation of Fair Value of Underlying Collateral of Notes Receivable
As described in Notes 1 and 10 to the consolidated financial statements, the Company estimates credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument and is required to record a credit loss expense (or reversal) in each reporting period. The Company evaluates factors such as its historical credit loss experience with the borrower or similar financial assets, current economic conditions, current and expected future financial condition of the borrower, as well as payment history of the borrower, along with other relevant factors for each borrower or similar instruments. If a sale of the borrower's collateral, such as the underlying business or real estate, is expected to repay amounts due to the Company, the Company will also evaluate the value of the underlying collateral in measuring any expected credit loss. During 2025, the Company recorded an $8.7 million credit loss reserve related to the remaining balance of its notes receivable with a borrower/tenant.

We identified the estimation of the fair value of the underlying collateral of notes receivable as a critical audit matter. Estimating the fair value of the underlying collateral requires management to obtain borrower/tenant financial data and to make certain valuation estimates using such borrower/tenant financial data and letters of intent. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address this matter, including the extent of specialized skills or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Utilizing professionals with specialized knowledge and skills in valuation to assess the reasonableness of the fair value of the underlying collateral of the notes receivable by developing an independent estimate of the fair value of the underlying collateral, using a weighting of borrower/tenant financial data and letters of intent.

•Testing the completeness and accuracy of the borrower/tenant financial data, used in the estimation of the fair value of the underlying collateral.

/s/ BDO USA, P.C.
We have served as the Company's auditor since 2015.
Nashville, Tennessee
February 17, 2026

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	December 31,
	2025	2024
ASSETS
Real estate properties
Land and land improvements	$154,673	$149,501
Buildings, improvements, and lease intangibles	1,047,743	996,104
Personal property	813	326
Total real estate properties	1,203,229	1,145,931
Less accumulated depreciation	(280,316)	(242,609)
Total real estate properties, net	922,913	903,322
Cash and cash equivalents	3,340	4,384
Assets held for sale	5,265	6,755
Other assets, net	59,239	78,102
Total assets	$990,757	$992,563

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Debt, net	$532,199	$485,955
Accounts payable and accrued liabilities	14,925	14,289
Other liabilities, net	14,246	16,354
Total liabilities	561,370	516,598

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 450,000 shares authorized; 28,471 and 28,242 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	285	282
Additional paid-in capital	717,450	704,524
Cumulative net income	90,777	85,675
Accumulated other comprehensive income	6,691	17,631
Cumulative dividends	(385,816)	(332,147)
Total stockholders’ equity	429,387	475,965
Total liabilities and stockholders' equity	$990,757	$992,563

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and shares in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
REVENUES
Rental income	$121,351	$114,565	$108,682
Other operating interest	(156)	1,221	4,163
	121,195	115,786	112,845

EXPENSES
Property operating	23,624	22,834	20,713
General and administrative	25,095	19,058	27,338
Depreciation and amortization	43,538	42,778	39,693
	92,257	84,670	87,744

OTHER (EXPENSE) INCOME
Gains on the sales of depreciable real estate assets, net of losses and impairments	11,803	(121)	(102)
Interest expense	(26,978)	(23,706)	(17,792)
Credit loss reserve	(8,672)	(11,000)	—
Deferred income tax expense	(23)	—	(306)
Interest and other income, net	34	530	813
	(23,836)	(34,297)	(17,387)
NET INCOME (LOSS)	$5,102	$(3,181)	$7,714

NET INCOME (LOSS) PER COMMON SHARE
Net income (loss) per common share - Basic	$0.08	$(0.23)	$0.20
Net income (loss) per common share - Diluted	$0.08	$(0.23)	$0.20
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC	26,857	26,530	25,202
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-DILUTED	26,857	26,530	25,202

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands)

	Year Ended December 31,
	2025	2024	2023

NET INCOME (LOSS)	$5,102	$(3,181)	$7,714
Other comprehensive (loss) income:
(Decrease) increase in fair value of cash flow hedges	(3,870)	11,625	3,803
Reclassification of amounts recognized as interest expense	(7,070)	(10,411)	(10,053)
Total other comprehensive (loss) income	(10,940)	1,214	(6,250)
COMPREHENSIVE (LOSS) INCOME	$(5,838)	$(1,967)	$1,464

See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars and shares in thousands, except per share amounts)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Cumulative Net Income	Accumulated Other Comprehensive (Loss) Income	Cumulative Dividends	Total Stockholders' Equity
Balance at December 31, 2022	—	$—	25,897	$259	$625,136	$81,142	$22,667	$(232,390)	$496,814
Issuance of common stock, net of issuance costs	—	—	1,385	14	44,021	—	—	—	44,035
Stock-based compensation, net of forfeitures	—	—	331	3	19,962	—	—	—	19,965
Shares withheld on vesting of stock-based compensation	—	—	—	—	(963)	—	—	—	(963)
Increase in fair value of cash flow hedges	—	—	—	—	—	—	3,803	—	3,803
Reclassification for amounts recognized as interest expense	—	—	—	—	—	—	(10,053)	—	(10,053)
Net income	—	—	—	—	—	7,714	—	—	7,714
Dividends to common stockholders ($1.805 per share)	—	—	—	—	—	—	—	(48,059)	(48,059)
Balance at December 31, 2023	—	$—	27,613	$276	$688,156	$88,856	$16,417	$(280,449)	$513,256
Issuance of common stock, net of issuance costs	—	—	313	3	7,169	—	—	—	7,172
Stock-based compensation, net of forfeitures	—	—	350	3	9,984	—	—	—	9,987
Shares withheld on vesting of stock-based compensation	—	—	(34)	—	(785)	—	—	—	(785)
Increase in fair value of cash flow hedges	—	—	—	—	—	—	11,625	—	11,625
Reclassification for amounts recognized as interest expense	—	—	—	—	—	—	(10,411)	—	(10,411)
Net loss	—	—	—	—	—	(3,181)	—	—	(3,181)
Dividends to common stockholders ($1.845 per share)	—	—	—	—	—	—	—	(51,698)	(51,698)
Balance at December 31, 2024	—	$—	28,242	$282	$704,524	$85,675	$17,631	$(332,147)	$475,965
Issuance costs on stock-based compensation	—	—	—	—	(175)	—	—	—	(175)
Stock-based compensation, net of forfeitures	—	—	336	3	14,893	—	—	—	14,896
Shares withheld on vesting of stock-based compensation	—	—	(107)	—	(1,792)	—	—	—	(1,792)
Decrease in fair value of cash flow hedges	—	—	—	—	—	—	(3,870)	—	(3,870)
Reclassification for amounts recognized as interest expense	—	—	—	—	—	—	(7,070)	—	(7,070)
Net income	—	—	—	—	—	5,102	—	—	5,102
Dividends to common stockholders ($1.885 per share)	—	—	—	—	—	—	—	(53,669)	(53,669)
Balance at December 31, 2025	—	$—	28,471	$285	$717,450	$90,777	$6,691	$(385,816)	$429,387
See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Year Ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES
Net income (loss)	$5,102	$(3,181)	$7,714
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	43,538	42,778	39,693
Other amortization	1,330	927	746
Stock-based compensation	10,305	9,987	8,166
Accelerated amortization of stock-based compensation	4,591	—	11,799
Straight-line rent receivables	(3,721)	(1,942)	(3,052)
(Gains) on the sales of depreciable real estate assets, net of losses and impairments	(11,803)	121	102
Credit loss reserve	8,672	11,000	—
Net gain from insurance recovery on casualty loss	—	—	(706)
Deferred income tax expense	23	—	306
Changes in operating assets and liabilities:
Other assets	994	(3,303)	(2,950)
Accounts payable and accrued liabilities	(1,219)	2,273	859
Other liabilities	(1,382)	221	(1,294)
Net cash provided by operating activities	56,430	58,881	61,383
INVESTING ACTIVITIES
Acquisitions of real estate	(64,599)	(72,368)	(98,897)
Proceeds from the sale of real estate	32,202	2,301	—
Funding of notes receivable	—	(3,075)	(1,985)
Proceeds from repayments on notes receivable	5,225	5,123	3,915
Insurance proceeds from casualty loss	—	—	2,273
Capital expenditures on existing real estate properties	(20,524)	(24,644)	(18,981)
Net cash used in investing activities	(47,696)	(92,663)	(113,675)
FINANCING ACTIVITIES
Net borrowings on revolving credit facility	46,000	162,000	50,000
Term loan repayments	—	(75,000)	—
Mortgage note repayments	—	(4,820)	(126)
Dividends paid	(53,669)	(51,698)	(48,059)
Proceeds from issuance of common stock	—	7,492	44,232
Taxes paid on behalf of employees and shares withheld upon shares vesting	(1,792)	(785)	(963)
Equity issuance costs	(317)	(223)	(227)
Debt issuance costs	—	(3,433)	—
Net cash (used in) provided by financing activities	(9,778)	33,533	44,857
Decrease in cash, cash equivalents and restricted cash	$(1,044)	$(249)	$(7,435)
Cash, cash equivalents and restricted cash, beginning of period	4,384	4,633	12,068
Cash, cash equivalents and restricted cash, end of period	$3,340	$4,384	$4,633

	For the Year Ended December 31,
	2025	2024	2023
Supplemental Cash Flow Information:
Interest paid	$25,934	$23,070	$17,114
Invoices accrued for construction, tenant improvement and other capitalized costs	$6,553	$4,608	$3,940
Reclassification of registration statement costs to equity issuance costs	$175	$354	$197
(Decrease) increase in fair value of cash flow hedges	$(3,870)	$11,625	$3,803
Capitalized interest	$210	$216	$611
See accompanying notes to the consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Overview
Community Healthcare Trust Incorporated (the ‘‘Company’’, ‘‘we’’, ‘‘our’’) was organized in the State of Maryland on March 28, 2014. The Company is a fully-integrated healthcare real estate company that owns and acquires real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers. As of December 31, 2025, we had gross investments of approximately $1.2 billion in 198 real estate properties (including one property, with sales-type leases, with a gross amount totaling approximately $8.1 million and one property classified as held for sale with a net investment totaling approximately $5.3 million). The properties are located in 36 states, totaling approximately 4.5 million square feet in the aggregate, with a weighted average remaining lease term of approximately 7.0 years. Excluding the real estate asset held for sale, the properties were approximately 90.6% leased at December 31, 2025. Any references to square footage, property count, or occupancy percentages, and any amounts derived from these values in these notes to the consolidated financial statements are unaudited.

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

Segment Reporting
The Company acquires and owns, or finances, healthcare-related real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers throughout the U.S. The Company operates and manages its business as one reportable operating segment. Operating segments are defined as components of an enterprise where separate financial information is evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and assess performance. The Company's CODM is the Chief Executive Officer who reviews total consolidated assets and consolidated net income (loss) and assesses the performance of the Company's portfolio and makes operating decisions accordingly. There are no significant

Notes to Consolidated Financial Statements - Continued
segment expenses which require disclosure other than the expense categories on the Consolidated Statements of Operations.

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

Long-lived Asset Impairments
The Company assesses the potential for impairment of identifiable, definite-lived, intangible assets and long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicates that the

Notes to Consolidated Financial Statements - Continued
carrying value might not be fully recoverable. Indicators of impairment may include significant under-performance of an asset relative to historical or expected operating results; significant changes in the Company’s use of assets or the strategy for its overall business; plans to sell an asset before its depreciable life has ended; the expiration of a significant portion of leases in a property; or significant negative economic trends or negative industry trends for the Company or its operators. In addition, the Company’s review for possible impairment may include those assets subject to purchase options and those impacted by casualties, such as tornadoes and hurricanes or sustained changes to property occupancy. A long-lived asset is tested for impairment when management's estimate of current and projected, undiscounted and unleveraged, operating cash flows of the property is less than the net carrying value of the property. In determining these cash flows, the Company estimates market rents, capitalization rates, expected holding periods, and other relevant inputs. If management determines that the carrying value of the Company’s assets may not be fully recoverable based on the existence of any of the factors above, or others, management would measure and record an impairment charge based on the estimated fair value of the property or the estimated fair value less costs to sell the property. The Company recorded impairments totaling approximately $1.8 million, $0.1 million, and $0.1 million on assets classified as held for sale during the years ended December 31, 2025, 2024 and 2023.

Assets Held for Sale
The Company may sell properties from time to time for various reasons, including the exercise of purchase options by our tenants. The Company classifies long-lived assets as held for sale once certain criteria have been met. The Company classifies a real estate property, or portfolio, as held for sale when: (i) management has approved the disposal, (ii) the property is available for sale in its present condition, (iii) an active program to locate a buyer has been initiated, (iv) it is probable that the property will be disposed of within one year, (v) the property is being marketed at a reasonable price relative to its fair value, and (vi) it is unlikely that the disposal plan will significantly change or be withdrawn. Following the classification of a property as “held for sale,” no further depreciation or amortization is recorded on the assets and the assets are recorded at the lower of carrying value or fair market value, less cost to sell. See Note 4 – Real Estate Acquisitions, Dispositions, and Assets Held for Sale for more details.

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

Our interest rate swaps are valued in the market using discounted cash flow techniques. These techniques incorporate Level 2 inputs. The market inputs are utilized in the discounted cash flow calculation considering the instrument’s term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation model for interest rate swaps are observable in active markets and are classified as Level 2 in the hierarchy.

Notes to Consolidated Financial Statements - Continued
Lease Accounting
As a lessor, we make a determination with respect to each of our leases whether they should be accounted for as sales-type, direct-financing, or operating leases. Additionally, for each of our real estate transactions involving the leaseback of the related property, or a portion of the related property, to the seller or affiliates of the seller, we determine whether these transactions qualify as sale and leaseback transactions under the accounting guidance in Accounting Standards Codification ("ASC") 842, Leases. For these transactions, we consider various inputs and assumptions including, but not necessarily limited to, lease terms, renewal options, discount rates, and other rights and provisions in the purchase and sale agreement, lease and other documentation to determine whether control has been transferred to the Company or remains with the lessee. A transaction involving a sale leaseback will be treated as a purchase of a real estate property if it is considered to transfer control of the underlying asset from the lessee to the Company. Criteria in determining the lease classification includes estimates and assumptions regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic useful life of the facilities, the existence of a purchase option, and certain other terms in the lease agreements, as well as the amounts we expect to derive from the underlying property at the end of each lease which equals our purchase price. The lease accounting guidance requires that a sale leaseback with an option to purchase the property from the landlord at the tenant's option be accounted for as a financing or sales-type lease. We expect that most of our leases will be accounted for as operating leases. The Company had one property with two sales-type leases at December 31, 2025 and one sales-type lease at December 31, 2024 which are included in other assets on the Consolidated Balance Sheets.

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

Losses from Operating Lease Receivables
We assess the probability of collecting substantially all rents under our leases, on a tenant-by-tenant basis, based on several factors, including, payment and default history, financial strength of the tenant and/or guarantors, historical and operating trends of the property, and the value of the underlying collateral, if any. If management determines that collection of substantially all of a lease’s payments is not probable, we will revert to recognizing such lease payments at the lesser of cash collected, lease income reflected on a straight-line basis, or another systematic basis plus variable rent when it becomes accruable and will reverse any recorded receivables related to that lease. At December 31, 2025 and 2024, the Company had $7.5 million and $4.4 million, respectively, of lease receivables related to cash basis tenants that were reversed against rental income, including $1.1 million and $1.0 million,

Notes to Consolidated Financial Statements - Continued
respectively, of straight-line rent ($6.6 million and $3.6 million, respectively, of the lease receivables and $1.0 million and $0.9 million, respectively, of the straight-line rent related to a geriatric behavioral hospital tenant). In the event that management subsequently determines collection of substantially all of a lessee's future lease payments are probable of collection, management will reinstate and record all such receivables for the lease in accordance with the lease terms. The Company also maintains a general allowance for its lease receivables that the Company has determined are not probable of collection. During December 31, 2025 and 2024, the Company had a general allowance for lease receivables of $0.2 million and $0.4 million, respectively. Accounts receivable, straight-line rent and related allowances are included in Other assets, net on the Company's Consolidated Balance Sheets and any offsetting reduction in income is included in rental income on the Company's Statements of Operations.

Credit Losses on Notes and Interest Receivables
Historically, the Company has at times entered into notes with certain of its tenants for working capital or other needs. We consider our notes to be incidental to our main business of acquiring and leasing healthcare real estate. Credit losses on financial instruments are measured using an expected credit loss ("CECL") model in evaluating the collectability of notes receivable and other financial instruments. The CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, that considers forecasts of future economic conditions in addition to information about past events and current conditions. Under the CECL model, the Company estimates credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument and is required to record a credit loss expense (or reversal) in each reporting period. The Company evaluates factors such as its historical credit loss experience with the borrower or similar financial assets, current economic conditions, current and expected future financial condition of the borrower, as well as payment history of the borrower, along with other relevant factors for each borrower or similar instruments. If a sale of the borrower's collateral, such as the underlying business or real estate, is expected to repay amounts due to the Company, the Company will also evaluate the value of the underlying collateral in measuring any expected credit loss. Estimating the fair value of underlying collateral requires management to determine certain assumptions used for the estimation of fair value, including borrower/tenant financial data used in the determination of adjusted earnings before income taxes, depreciation and amortization ("EBITDA") and the selected EBITDA multiple range. The Company's financial instruments included in the scope of the CECL guidance are the principal balances of its tenant notes receivable and its net investment in sales-type leases which are included in Other assets on the Company's Consolidated Balance Sheets.

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

During the year ended December 31, 2025, the Company recorded an $8.7 million credit loss reserve, and reversed $1.7 million of interest on notes receivable with a borrower/tenant, fully reserving the notes and interest related to the borrower/tenant. During the year ended December 31, 2024, the Company recorded an $11.0 million credit loss reserve, and reversed $2.8 million of interest on notes receivable with a borrower/tenant.

Stock-Based Compensation
The Company's 2024 Incentive Plan, as amended (the "2024 Incentive Plan") is intended to attract and retain qualified persons upon whom, in large measure, our sustained progress, growth and profitability depend, to motivate the participants to achieve long-term company goals and to more closely align the participants’ interests with those of our other stockholders by providing them with a proprietary interest in our growth and performance. The 2024 Incentive Plan will expire on March 4, 2034.

The three distinct programs under the 2024 Incentive Plan are the Fourth Amended and Restated Alignment of Interest Program (the "Alignment of Interest Program"), the Fourth Amended and Restated Executive Officer Incentive Program (the "Executive Officer Incentive Program") and the Second Amended and Restated Non-Executive Officer Incentive Program (the "Non-Executive Officer Incentive Program"). Our executive officers, officers, employees, consultants and non-employee directors are eligible to participate in the 2024 Incentive Plan.

Notes to Consolidated Financial Statements - Continued
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

The Company classifies interest and penalties related to uncertain tax positions, if any, in the Consolidated Statements of Operations as a component of general and administrative expenses. No such amounts were recognized during 2025, 2024 or 2023.

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

Notes to Consolidated Financial Statements - Continued
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

Recent Accounting Pronouncements
Recently Adopted
On December 31, 2025, the Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires that a Company provide additional disclosures including disaggregated information on its effective tax rate reconciliation as well as information on income taxes paid. One of the amendments in ASU 2023-09 includes disclosure of, on an annual basis, a tabular rate reconciliation (using both percentages and reporting currency amounts) of (i) the reported income tax expense (or benefit) from continuing operations, to (ii) the product of the income (or loss) from continuing operations before income taxes and the applicable statutory federal income tax rate of the jurisdiction of domicile using specific categories, including separate disclosure for any reconciling items within certain categories that are equal to or greater than a specified quantitative threshold of 5%. ASU 2023-09 also requires disclosure of, on an annual basis, the year-to-date amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign jurisdictions, including additional disaggregated information on income taxes paid (net of refunds received) to an individual jurisdiction equal to or greater than 5% of total income taxes paid (net of refunds received).

Not Yet Adopted
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

Notes to Consolidated Financial Statements - Continued
NOTE 2. REAL ESTATE INVESTMENTS

As of December 31, 2025, we had gross real estate investments of approximately $1.2 billion in 198 real estate properties (including one property with sales-type leases with a gross amount totaling approximately $8.1 million, included in other assets on the Consolidated Balance Sheets, and one property classified as held for sale with an aggregate amount totaling approximately $5.3 million). The Company's real estate investments are diversified by property type, geographic location, and tenant as shown in the following tables.

Property Type	# of Properties	Gross Investment (in thousands)
Medical Office Building	93	$475,380
Inpatient Rehabilitation Hospitals	10	234,340
Acute Inpatient Behavioral	5	130,535
Specialty Centers	36	117,061
Physician Clinics	33	105,206
Behavioral Specialty Facilities	13	85,492
Surgical Centers and Hospitals	6	47,065
Long-term Acute Care Hospitals	2	21,484
Total	198	$1,216,563

State	# of Properties	Gross Investment (in thousands)
Texas	15	$165,457
Florida	26	164,384
Illinois	20	141,678
Ohio	25	115,850
Pennsylvania	15	67,124
All Others	97	562,070
Total	198	$1,216,563

Primary Tenant	# of Properties	Gross Investment (in thousands)
US HealthVest	3	$77,964
Lifepoint Health	4	67,715
PAM Health	2	55,035
All Others (less than 4%)	189	1,015,849
Total	198	$1,216,563

Notes to Consolidated Financial Statements - Continued
Depreciation and amortization expense was $43.5 million, $42.8 million and $39.7 million, respectively, for the years ended December 31, 2025, 2024 and 2023, which is included on the Company's Consolidated Statements of Operations. Depreciation and amortization is recognized on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives of our real estate properties at December 31, 2025 are as follows:

Land improvements	2 - 20 years
Buildings	7 - 53 years
Building improvements	3 - 39.8 years
Tenant improvements	1.9 - 20.9 years
Lease intangibles	2.6 - 13.7 years
Personal property	3 -10 years

NOTE 3. REAL ESTATE LEASES

Lessor Accounting
The Company’s properties are generally leased pursuant to non-cancelable, fixed-term operating leases with expiration dates through 2046. The Company’s leases generally require the lessee to pay minimum rent, with fixed rent renewal terms or increases based on a Consumer Price Index and may also include additional rent, which may include taxes (including property taxes), insurance, maintenance and other operating costs associated with the leased property. The real estate properties were 90.6% leased, excluding the real estate asset held for sale, at December 31, 2025 with a weighted average remaining lease term of approximately 7.0 years.

Future Minimum Lease Payments
Future minimum lease payments under the non-cancelable operating leases due the Company for the years ending December 31, as of December 31, 2025, are as follows (in thousands):

2026	$106,613
2027	99,297
2028	91,398
2029	80,796
2030	74,589
2031 and thereafter	387,829
$840,522
Customer Concentrations
The Company's real estate portfolio is leased to a diverse tenant base. See Note 2 – Real Estate Investments. For the years ended December 31, 2025, 2024 and 2023, the Company had no customers that accounted for more than 10% of its consolidated total revenues.

Geographic Concentrations
The Company's portfolio was located in 36 states at December 31, 2025. For the year ended December 31, 2025, 47.7% of our consolidated total revenues was derived from properties located in Texas (16.7%), Illinois (11.0%), Florida (10.0%), and Ohio (10.0%). For the year ended December 31, 2024, 39.0% of our consolidated total revenue was derived from properties located in Texas (17.1%), Illinois (11.3%) and Ohio (10.6%). For the year ended December 31, 2023, 38.4% of our consolidated total revenue was derived from properties located in Texas (14.7%), Ohio (12.7%) and Illinois (11.0%).

Purchase Option Provisions
Certain of the Company's leases provide the lessee with a purchase option or a right of first refusal to purchase the leased property. The purchase option provisions generally allow the lessee to purchase the leased property at fair

Notes to Consolidated Financial Statements - Continued
value or at an amount greater than the Company's gross investment in the leased property at the time of the purchase. The Company had an aggregate gross investment of approximately $42.0 million in 13 real estate properties as of December 31, 2025 that were subject to exercisable purchase options.

Straight-line rental income
Rental income is recognized as earned over the life of the lease agreement on a straight-line basis when collection of rental payments over the term of the lease is probable. Straight-line rent included in rental income was approximately $3.7 million, $1.9 million, and $3.1 million, respectively, for the years ended December 31, 2025, 2024 and 2023.

Prepaid rent
Income received but not yet earned is deferred until such time it is earned. Prepaid rent, included in other liabilities, net on the Consolidated Balance Sheets, was approximately $6.0 million and $6.5 million, respectively, at December 31, 2025 and 2024.

Sales-type leases
The Company has one property with two sales-type leases totaling approximately $7.9 million included in other assets, net on the Company's Consolidated Balance Sheet. Future lease payments due to the Company under this lease for the years ending December 31, as of December 31, 2025, are as follows (in thousands):

2026	$867
2027	888
2028	909
2029	932
2030	954
2031 and thereafter	8,664
Total undiscounted lease receivable	13,214
Discount	(5,320)
Lease receivable	$7,894

During the year ended December 31, 2025 and 2024, the Company recognized interest income of approximately $0.6 million and $0.3 million, respectively, related to these leases which is included in other operating interest on the Company's Consolidated Statement of Operations.

Lessee Accounting
At December 31, 2025, the Company was obligated, as the lessee, under four non-prepaid ground leases accounted for as operating leases with expiration dates through 2076, including renewal options, and two non-prepaid ground leases accounted for as a financing lease with an expiration date through 2109, including renewal options. Any rental increases related to the Company's ground leases are generally either stated or based on the Consumer Price Index.

Notes to Consolidated Financial Statements - Continued
The Company's future lease payments under these non-prepaid ground leases were as follows (in thousands):

	Operating	Financing
2026	$44	$154
2027	45	154
2028	46	154
2029	47	154
2030	48	154
2031 and thereafter	1,007	6,493
Total undiscounted lease payments	1,237	7,263
Discount	(487)	(4,017)
Lease liabilities	$750	$3,246

Other information regarding our ground leases are disclosed in the following tables.

	For the Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Operating lease costs:
Fixed rent expense	$207	$207	$179
Financing lease costs:
Amortization of right of use asset	59	59	59
Interest expense	138	162	122
Net lease costs	$404	$428	$360

Net lease costs and location in the accompanying consolidated statements of operations:
Property operating expense	$207	$207	$179
Depreciation and amortization	59	59	59
Interest expense	138	162	122
Net lease costs	$404	$428	$360

Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$44	$43	$42
Finance leases	154	154	141
	$198	$197	$183

	Year Ended December 31,
	2025	2024
Operating leases:
Weighted-average remaining lease term in years (including renewal options)	32.7	33.9
Weighted-average discount rate	4.0%	4.0%

Financing leases:
Weighted-average remaining lease term in years (including renewal options)	37.9	38.8
Weighted-average discount rate	4.3%	4.3%

Notes to Consolidated Financial Statements - Continued
NOTE 4. REAL ESTATE ACQUISITIONS, DISPOSITIONS, AND ASSETS HELD FOR SALE

2025 Real Estate Acquisitions
During the year ended December 31, 2025, the Company acquired three real estate properties as detailed in the table below. Upon acquisition, the properties were 100.0% leased in the aggregate with lease expirations through 2040. Amounts recorded in revenues and net income for these properties were approximately $2.6 million and $2.1 million, respectively, and transaction costs totaling approximately $0.3 million were capitalized for the year ended December 31, 2025 relating to these property acquisitions.

Location	Property Type (1)	Date Acquired	Purchase Price	Cash Consideration	Real Estate	Other (2)	Square Footage
			(000's)	(000's)	(000's)	(000's)	(Unaudited)
Cartersville, GA	BSF	3/6/2025 (3)	$9,504	$9,711	$9,720	$(9)	38,339
Ocoee, FL	IRF	7/9/2025	26,500	26,363	26,519	(156)	37,151
Auburndale, FL (4)	IRF	12/2/2025	28,500	28,525	28,525	—	37,151
			$64,504	$64,599	$64,764	$(165)	112,641

(1) BSF - Behavioral Specialty Facility; IRF - Inpatient Rehabilitation Facility
(2) May include items including, but not limited to, other assets, liabilities assumed, and security deposits.
(3) The date acquired above for the Cartersville, GA property is the date the Company closed on the transaction with the seller. The lease commenced on 4/4/2025.
(4) The Auburndale, FL acquisition was funded with net proceeds from the sale of an inpatient rehabilitation facility in Texas through a like-kind exchange under Section 1031 of the United States Internal Revenue Code.

The following table summarizes the estimated relative fair values of the assets acquired and liabilities assumed in the property acquisitions for the year ended December 31, 2025.

	Estimated Fair Value	Weighted Average Useful Life
	(In thousands)	(In years)
Land and land improvements	$6,832	13.4
Building and building improvements	57,932	49.4
Accounts payable, accrued liabilities and other liabilities acquired	(165)
Total cash consideration	$64,599

2025 Dispositions
During the year ended December 31, 2025, the Company disposed of five properties. The Company received net proceeds of approximately $32.9 million, including $0.7 million where cash was received subsequent to December 31, 2025, and recognized an aggregate gain on sale, net of impairment and losses, of $11.6 million on the dispositions. Also, during 2025, the Company amended an operating lease on a property that resulted in a sales-type lease. As such, the Company reclassified the net book value of the real estate totaling $3.7 million to a net lease investment in other assets on the Condensed Consolidated Balance Sheet and recognized a gain on sale totaling approximately $1.3 million (see Sales-type leases in Note 3 – Real Estate Leases).

Assets Held for Sale
The Company had one property classified as assets held for sale as of December 31, 2025 and had two properties classified as assets held for sale as of December 31, 2024. The Company sold a property during 2025 that was classified as held for sale at December 31, 2024. During 2025, the Company recorded impairment charges totaling $1.1 million on an asset classified as held for sale at December 31, 2025 and December 31, 2024, based on the estimated fair value less costs to sell.

Notes to Consolidated Financial Statements - Continued
The table below reflects the real estate assets classified as assets held for sale as of December 31, 2025 and December 31, 2024.

(Dollars in thousands)	December 31, 2025	December 31, 2024
Balance Sheet data:
Land	$1,047	$1,225
Building, improvements, and lease intangibles	6,604	8,218
	7,651	9,443
Accumulated depreciation	(2,386)	(2,688)
Assets held for sale, net	$5,265	$6,755

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

Location	Property Type (1)	Date Acquired	Purchase Price	Cash Consideration	Real Estate	Other (2)	Square Footage
			(000's)	(000's)	(000's)	(000's)	(Unaudited)
New Bedford, MA	LTACH	1/31/2024	$6,500	$6,540	$6,547	$(7)	70,657
Elkton, MD	MOB	3/25/2024	4,500	4,578	4,757	(179)	19,656
Bemidji, MN	MOB	3/29/2024	16,534	16,519	16,658	(139)	45,800
Bemidji, MN	MOB	3/29/2024	6,666	6,660	6,717	(57)	28,900
San Antonio, TX	IRF	4/16/2024	23,500	23,547	23,547	—	38,009
Camp Hill, PA	PC	7/22/2024	6,200	6,308	6,323	(15)	20,400
Wentzville, MO	PC	12/13/2024	1,464	1,486	1,564	(78)	7,900
Shiloh, IL	PC	12/13/2024	3,819	3,820	3,897	(77)	16,212
Rolling Meadows, IL	PC	12/19/2024	2,942	2,910	3,011	(101)	13,700
			$72,125	$72,368	$73,021	$(653)	261,234

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

2024 Dispositions
During the year ended December 31, 2024, the Company disposed of two properties in Texas and a land parcel adjacent to a property in Georgia. The Company received net proceeds of approximately $2.3 million and recognized an immaterial gain in the aggregate on the dispositions.

NOTE 5. DEBT, NET

The table below details the Company's debt, net as of December 31, 2025 and December 31, 2024.

	Balance as of December 31,
(Dollars in thousands)	2025	2024	Maturity Dates
Credit Facility:
Revolving Credit Facility	$258,000	$212,000	10/29
A-4 Term Loan, net	124,749	124,635	3/28
A-5 Term Loan, net	149,450	149,320	3/30
	$532,199	$485,955

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

Amounts outstanding under the Revolving Credit Facility bear interest at a floating rate based on the Company's option, on either: (i) adjusted term SOFR or adjusted daily simple SOFR plus 1.15% to 1.75%, plus a simple SOFR

Notes to Consolidated Financial Statements - Continued
adjustment equal to 0.10% per annum, or (ii) a base rate plus 0.15% to 0.75% in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.20% of the amount of the unused portion of the Revolving Credit Facility if amounts borrowed are greater than 33.3% of the borrowing capacity under the Revolving Credit Facility and 0.25% of the unused portion of the Revolving Credit Facility if amounts borrowed are less than or equal to 33.3% of the borrowing capacity under the Revolving Credit Facility. The Company had $258.0 million outstanding under the Revolving Credit Facility with a borrowing capacity remaining of approximately $142.0 million at December 31, 2025.

Amounts outstanding under the Term Loans bear interest at a floating rate that is based, at the Company's option, on either (i) adjusted term SOFR or adjusted daily SOFR plus 1.65% to 2.30%, plus a simple SOFR adjustment equal to 0.10% per annum, or (ii) a base rate plus 0.65% to 1.30%, in each case, depending upon the Company’s leverage ratio.

The Company has entered into interest rate swaps to fix the interest rates on the Term Loans and a portion of the Revolving Credit Facility. At December 31, 2025, the Company had fixed the $275.0 million outstanding under the Term Loans and $75.0 million of the Revolving Credit Facility, which had an aggregate fixed weighted average interest rate under the swaps of approximately 4.7% and 3.8%, respectively. The interest rate swap to fix the interest rates on the portion of the Revolving Credit Facility matures in March 2026. See Note 6 – Derivative Financial Instruments for more details on the interest rate swaps. The floating rate for the $183.0 million of the Revolving Credit Facility not under a swap at December 31, 2025 was approximately 5.4%.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. The Company was in compliance with its financial covenants under its Credit Facility as of December 31, 2025.

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

As of December 31, 2025, the Company had fifteen outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk for notional amounts totaling $350.0 million, which mature between 2026 and 2030 (see Note 5 – Debt, net for additional details).

Notes to Consolidated Financial Statements - Continued
Tabular Disclosure of Fair Value of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2025 and 2024.

	Asset Derivatives Fair Value at December 31,			Liability Derivatives Fair Value at December 31,
(in thousands)	2025	2024	Balance Sheet Classification	2025	2024	Balance Sheet Classification
Interest rate swaps	$6,691	$17,631	Other assets, net	$—	$—	Other liabilities, net

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

Tabular Disclosure of the Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2025 and 2024.

	For the Year Ended December 31,
(Dollars in thousands)	2025	2024
Amount of unrealized (loss) gain recognized in OCI on derivative	$(3,870)	$11,625
Amount of gain reclassified from AOCI into interest expense	$(7,070)	$(10,411)
Total interest expense presented in the Consolidated Statements of Operations in which the effects of the cash flow hedges are recorded	$26,978	$23,706

Tabular Disclosures of Offsetting Derivatives
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of December 31, 2025 and December 31, 2024. The net amounts of derivative assets can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value above provides the location that derivative assets are presented on the Consolidated Balance Sheets. There were no derivative liabilities as of December 31, 2025 and December 31, 2024.

Offsetting of Derivative Assets (as of December 31, 2025)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$6,691	$—	$6,691	$—	$—	$6,691

Offsetting of Derivative Assets (as of December 31, 2024)
				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$17,631	$—	$17,631	$—	$—	$17,631

Notes to Consolidated Financial Statements - Continued

Credit-risk-related Contingent Features
As of December 31, 2025, the Company did not have any derivatives in a net liability position, and had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company terminated these interest rate swaps or breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.

NOTE 7. STOCKHOLDERS' EQUITY

Common Stock
The following table provides a reconciliation of the beginning and ending common stock balances for the years ended December 31, 2025, 2024 and 2023:

	For the Year Ended December 31,
(Amounts in thousands)	2025	2024	2023
Balance, beginning of period	28,242	27,613	25,897
Issuance of common stock	—	313	1,385
Vested RSUs	28	11	—
Restricted stock issued, net of withheld and forfeited	201	305	331
Balance, end of period	28,471	28,242	27,613

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

Under the ATM Program, the Company may issue and sell shares of its common stock, having an aggregate gross sales price of up to $300.0 million, exclusive of shares of common stock sold under its prior agreements with our Agents. The shares of common stock may be sold from time to time through or to one or more of the Agents, as may be determined by the Company in its sole discretion, subject to the terms and conditions of the third amended and restated sales agency agreement and applicable law. In addition, the Company may enter into one or more forward sales agreements under the ATM Program. As of December 31, 2025, the Company had $300.0 million remaining that may be issued under the ATM Program.

The Company's activity under the ATM Program for the years ended December 31, 2025, 2024, and 2023 is detailed in the table below.

	For the Year Ended December 31,
(Shares in thousands, except per share amounts)	2025	2024	2023
Shares issued	—	313	1,385
Net proceeds received (in millions)	$—	$7.5	$44.2
Average gross sales price per share	$—	$24.38	$32.56

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

Notes to Consolidated Financial Statements - Continued
Dividends Declared
During 2025, the Company declared and paid dividends totaling $1.8850 per common share as shown in the table below.

Declaration Date	Record Date	Date Paid	Amount Per Share
February 13, 2025	February 24, 2025	March 5, 2025	$0.4675
April 24, 2025	May 9, 2025	May 23, 2025	$0.4700
July 24, 2025	August 8, 2025	August 22, 2025	$0.4725
October 23, 2025	November 7, 2025	November 21, 2025	$0.4750

During 2024, the Company declared and paid dividends totaling $1.8450 per common share as shown in the table below.

Declaration Date	Record Date	Date Paid	Amount Per Share
February 8, 2024	February 20, 2024	March 1, 2024	$0.4575
April 25, 2024	May 10, 2024	May 24, 2024	$0.4600
July 25, 2024	August 9, 2024	August 23, 2024	$0.4625
October 24, 2024	November 8, 2024	November 22, 2024	$0.4650

NOTE 8. INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted income per common share. Net income (loss) available to common stockholders excludes dividends paid on participating securities which include restricted stock and time-based RSUs. Dividends accrue but are not paid on unvested performance-based RSUs.

	Year Ended December 31,
(Dollars and shares in thousands, except per share data)	2025	2024	2023
Net income (loss)	$5,102	$(3,181)	$7,714
Participating securities' share in earnings	(3,022)	(2,795)	(2,619)
Net income (loss), less participating securities' share in earnings	$2,080	$(5,976)	$5,095

Weighted Average Common Shares Outstanding
Weighted average common shares outstanding	28,398	27,993	26,649
Unvested restricted shares	(1,541)	(1,463)	(1,447)
Weighted average common shares outstanding–Basic	26,857	26,530	25,202
Weighted average common shares–Basic	26,857	26,530	25,202
Dilutive potential common shares (1)	—	—	—
Weighted average common shares outstanding –Diluted	26,857	26,530	25,202

Basic Income (Loss) per Common Share	$0.08	$(0.23)	$0.20

Diluted Income (Loss) per Common Share	$0.08	$(0.23)	$0.20
_______________
(1) For the year ended December 31, 2025, 48,779 shares issuable upon vesting of the performance-based restricted stock units granted to certain employees during 2025 and 2024 were not included in dilutive securities as the performance thresholds for vesting of these units were not met as measured as of December 31,2025 and/or because the effect would have been anti-dilutive. For the year ended December 31, 2024, 77,136 shares issuable upon vesting of the performance-based restricted stock units granted to certain employees during 2024 were not included in dilutive securities as the performance thresholds for vesting of these units were not met as measured as of December 31,2024 and because the effect would have been anti-dilutive due to the loss from continuing operations for the year ended December 31, 2024. The Company had no other potentially dilutive securities for the years ended December 31, 2025, 2024, or 2023.

Notes to Consolidated Financial Statements - Continued
NOTE 9. STOCK INCENTIVE PLANS

2024 Incentive Plan
The 2024 Incentive Plan, as amended, authorized the Company to award 1,150,000 shares of the Company's common stock outstanding at December 31, 2025. Shares issued under the 2024 Incentive Plan are generally subject to long-term, fixed vesting periods of 3 to 8 years. If an employee or director voluntarily terminates his or her relationship with the Company or is terminated for cause before the end of the vesting period, the shares are forfeited. Recipients of restricted stock awards and time-based units have the right to receive dividends and the right to vote the shares. As of December 31, 2025, the Company had granted a total of 473,592 restricted shares or restricted stock units under the Plan Pool as award shares to its employees and directors, with 676,408 authorized shares remaining which had not been granted.

Programs under the 2024 Incentive Plan
Alignment of Interest Program
The Alignment of Interest Program, as amended, authorized the Company to grant 1,000,000 shares of the Company’s common stock to its employees and directors in lieu of the employee's or director's cash compensation (the "Program Pool"), at their election. As of December 31, 2025, the Company had issued a total of 976,853 restricted shares under the Program Pool in lieu of cash compensation to its employees and directors, with 23,147 authorized shares remaining which had not been issued. See Note 16 – Subsequent Events for additional shares authorized under this program in January 2026.

The Company's Alignment of Interest Program is designed to provide the Company's employees and directors with an incentive to remain with the Company and to incentivize long-term growth and profitability. Under the Alignment of Interest Program, employees may elect to defer up to 100% of their base salary and other compensation (certain employees are limited to 50% of their base salary, bonus and any other compensation), and directors may elect to defer up to 100% of their director fee. The number of shares granted will be increased through a Company match depending on the length of the vesting period selected by the employee or director. Employees may select vesting periods of 3 years, 5 years, or 8 years, subject to certain retirement eligibility requirements, with a 30%, 50%, and 100% Company match, respectively. Directors may select vesting periods of 1 year, 2 years, or 3 years, with a 20%, 40%, or 60% Company match, respectively.

Executive Officer Incentive Program
The Executive Officer Incentive Program provides for individual and Company performance awards of cash, restricted stock and/or three-year long term incentive plan (“LTIP”) awards consisting of RSUs. Company performance awards are based on certain Company metrics which may include adjusted funds from operations ("AFFO"), dividend payout ratio, and debt to total capitalization ratio, as applicable.

Non-Executive Officer Incentive Program
The Non-Executive Officer Incentive Program provides for individual and Company performance awards of cash and/or restricted stock. Company performance awards are based on certain Company metrics which may include AFFO, dividend payout ratio, and debt to total capitalization ratio, as applicable.

Notes to Consolidated Financial Statements - Continued
Restricted Stock Awards
A summary of the activity under the 2024 Incentive Plan and previous 2014 Incentive Plan that expired in 2024 and related information for the years ended December 31, 2025, 2024, and 2023 is included in the table below.

	Year Ended December 31,
(dollars and shares in thousands, except per share amounts)	2025	2024	2023
Stock-based awards, beginning of year	1,560	1,374	1,708
Stock in lieu of compensation	153	157	141
Stock awards	158	182	220
Total Granted	311	339	361
Vested (1)	(349)	(152)	(692)
Forfeited	(4)	(1)	(3)
Stock-based awards, end of year	1,518	1,560	1,374

Weighted average grant date fair value, per share, of:
Stock-based awards, beginning of year	$35.52	$36.45	$37.43
Stock-based awards granted during the year	$17.25	$21.69	$36.78
Stock-based awards vested during the year	$31.06	$22.37	$35.38
Stock-based awards forfeited during the year	$26.16	$39.21	$43.83
Stock-based awards, end of year	$31.89	$35.52	$36.45
Grant date fair value of shares granted during the year	$5,376	$7,355	$13,220
___________
(1) Vested shares for the twelve months ended December 31, 2025 included the accelerated vesting of 198 thousand shares upon the termination of our former Executive Vice President, Asset Management. Vested shares for the twelve months ended December 31, 2023 included the accelerated vesting of 625 thousand shares upon the passing of our former CEO and President.

The Company had unvested restricted stock-based compensation that had not yet been recognized of approximately $17.1 million and $25.2 million, respectively, at December 31, 2025 and 2024. The vesting periods for the non-vested shares granted during 2025 ranged from 3 to 8 years with a weighted-average amortization period remaining as of December 31, 2025 of approximately 4.75 years. The weighted average amortization period remaining for all unvested grants as of December 31, 2025 was approximately 3.5 years. Compensation expense recognized during the years ended December 31, 2025, 2024, and 2023 from the amortization of the value of shares over the vesting period was approximately $13.4 million, $8.9 million and $20.0 million, respectively, which are included in general and administrative expenses on the consolidated statements of operations.

Accelerated Amortization and Vestings of Restricted Stock
The Company's former Executive Vice President, Asset Management was terminated effective May 31, 2025. In accordance with his employment agreement, his unvested restricted shares totaling 198,015 shares vested and his unvested restricted stock units totaling 18,275 units vested at target upon termination. As such, upon termination and vesting of these shares and restricted stock units, the Company accelerated the unamortized remaining balance of his deferred compensation at May 31, 2025 and recognized $4.6 million of amortization expense.

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

Notes to Consolidated Financial Statements - Continued
Restricted Stock Units
On July 24, 2025, under the 2024 Incentive Plan, the Company granted performance-based and time-based RSUs to its executive officers. These RSUs are forward-looking with a three-year performance period beginning July 1, 2025. The performance-based RSUs were valued by independent specialists utilizing a Monte Carlo simulation to calculate the grant date fair values of $15.25 per share for the Absolute TSR RSUs and $18.16 per share for the Relative TSR RSUs. The grant date fair value of the time-based RSUs was based on the Company's stock price on the grant date of $16.40. The combined weighted average grant date fair value of the RSUs granted was $16.59 per share. The following assumptions were used in valuing the performance-based RSUs:

Volatility	31.0%
Dividend assumption	8.3%
Expected term	3 years
Risk-free rate	3.9%
Stock price (per share)	$16.40

A summary of the Company's RSU activity during the twelve months ended months ended December 31, 2025, 2024 and 2023, respectively, is included in the table below, as well as compensation expense recognized from the amortization of the value of RSUs over the applicable vesting periods, included in general and administrative expenses on the Consolidated Statements of Operations.

	Year Ended December 31,
(Dollars and RSUs in thousands)	2025	2024	2023
Restricted Stock Units, beginning of period	123	—	—
Absolute TSR Performance-based RSUs granted (1)	36	57	—
Relative TSR Performance-based RSUs granted (1)	35	43	—
Time-based RSUs granted (2)	39	34	—
Total RSUs granted	110	134	—
Vested RSUs (2)	(28)	(11)	—
Restricted Stock Units, end of period	205	123	—
Amortization expense	$1,455	$1,118	$—
Grant Date Value Remaining at period end to be Amortized During the Performance Period	$1,826	$1,453	$—

Weighted average grant date fair value of:
Stock-based units, beginning of year	$18.56	$—	$—
Stock-based units granted during the year	$16.59	$19.24	$—
Stock-based units vested during the year	$21.32	$26.62	$—
Stock-based units, forfeited during the year	$—	$—	$—
Stock-based units, end of year	$17.12	$18.56	$—
Grant date fair value of units granted during the year	$1,827	$2,570	$—
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

(3) Vested shares for the twelve months ended December 31, 2025 included the accelerated vesting of 18 thousand shares upon the termination of our former Executive Vice President, Asset Management.
The Company had nonvested stock unit-based compensation that had not yet been recognized of approximately $1.8 million and $1.5 million at December 31, 2025 and 2024, respectively; there was no unrecognized stock-unit based compensation at December 31, 2023. The restricted stock units granted on July 24, 2025, with a performance/service period beginning July 1, 2025, had remaining vesting periods ranging from 1 year to 3 years. At December 31, 2025,

Notes to Consolidated Financial Statements - Continued
the weighted-average amortization period remaining of the restricted stock units was approximately 2.2 years. The weighted average amortization period remaining for all unvested grants as of December 31, 2025 was approximately 1.7 years. Compensation expense recognized during the years ended December 31, 2025 and 2024 from the amortization of the value of restricted stock units over the vesting period was approximately $1.5 million and $1.1 million respectively, which is included in general and administrative expenses on the Consolidated Statements of Operations. Amortization expense for the year ended December 30, 2025 includes accelerated amortization totaling $0.2 million related to a termination during the second quarter, discussed in more detail above. There was no amortization expense related to restricted stock units during the year ended December 31, 2023.

401(k) Plan
The Company maintains a 401(k) plan that allows eligible employees to defer salary, subject to certain limitations imposed by the Internal Revenue Code. The Company provides a matching contribution of up to 3.5% of each eligible employee’s salary, subject to certain limitations. The Company’s matching contributions were approximately $0.2 million for each of the years ended December 31, 2025, and 2024, and 2023.

NOTE 10. OTHER ASSETS, NET

Other assets on the Company's Consolidated Balance Sheets as of December 31, 2025 and 2024 are detailed in the table below.

	December 31,
(Dollars in thousands)	2025	2024
Straight-line rent receivables, net	$22,987	$20,426
Sales-type lessor receivables	7,894	3,012
Fair value of interest rate swaps	6,691	17,631
Leasing commissions, net	5,253	4,104
Deferred financing costs, net	2,947	3,725
Accounts and interest receivables, net	2,585	4,138
Financing lease right-of-use assets	2,368	2,427
Mortgage note receivable	2,000	2,000
Notes receivable, net of credit loss reserve	1,830	15,727
Prepaid assets	1,547	1,666
Above-market intangible assets, net	1,307	1,932
Operating lease right of use assets	667	698
Other	1,163	616
	$59,239	$78,102

Other assets included the following notes and mortgage notes receivable. Interest on these notes is included in Other operating interest on the Company's Consolidated Statements of Operations.

•During 2025, a note receivable with an original balance of $15.0 million, secured by all assets and ownership interests in seven long-term acute care hospitals and one inpatient rehabilitation hospital owned by the borrower, was paid in full, along with interest through its maturity date of December 31, 2025. The balance on the note at December 31, 2024 was $3.0 million.

•At December 31, 2025, notes receivable also included a $17.0 million term loan and a $2.7 million revolving credit facility, as amended, secured by assets and ownership interests of six geriatric behavioral hospitals and affiliated companies all of which are co-borrowers on the loans. At December 31, 2025, the Company had an unfunded commitment of $5.8 million on the revolving credit facility. The term loan bears interest at 9% per annum, with interest only payments due until the addition of quarterly installments of principal payments due beginning

Notes to Consolidated Financial Statements - Continued
March 31, 2026. The term loan facility matures on December 31, 2032. The revolving credit facility bears interest at 9% per annum and matures on March 31, 2026. The term loan, the revolving credit facility and the additional commitment all include 3% per annum non-cash interest charge that is due and payable upon the earlier of the repayment or maturity of each note.

In 2024, the Company determined that the collectability of the term loan and revolver loan was not reasonably assured. The Company prepared a valuation of the notes based on the estimated fair value of the underlying collateral, requiring management to determine certain assumptions used for the estimation of fair value, including the determination of adjusted EBITDA and the selected EBITDA multiple range. As a result, the Company recorded an $11.0 million credit loss reserve on the notes receivable and placed the notes on non-accrual status and reversed approximately $1.4 million of interest receivables.

In 2025, the tenant entered into a letter of intent with a potential buyer for the sale of its business. Based on the terms in the letter of intent, the Company determined that the collectability of the remaining outstanding note and interest receivable balances were not reasonably assured and the Company recognized an additional credit loss reserve for the remaining balances of the notes, totaling approximately $8.7 million and reserved the remaining outstanding interest receivables totaling approximately $1.7 million.

•At December 31, 2025, notes receivable included a $2.0 million construction mortgage loan with a developer which is secured by the land, improvements, and personal property. The mortgage loan, which bears interest at 10% per annum, is interest only until the principal is due, which is at the earlier of (i) the sale of the property or (ii) August 15, 2027.

•At December 31, 2025, notes receivable also included a revolving credit facility with a borrower and a $1.8 million remaining balance. The revolving credit facility will be repaid in monthly installments of $50,000 through the maturity date of April 1, 2027. The revolving credit facility bears interest at 9% per annum, as well as 3% non-cash interest that is due and payable upon the earlier of the repayment or maturity of the note.

The Company identified the borrowers of these notes as variable interest entities ("VIEs"), but management determined that the Company was not the primary beneficiary of the VIEs because we lack either directly or through related parties any material impact in the activities that impact the borrowers' economic performance. We are not obligated to provide support beyond our stated commitment to the borrowers, and accordingly our maximum exposure to loss as a result of this relationship is limited to the amount of our outstanding notes receivable. The VIEs that we have identified at December 31, 2025 and 2024 are summarized in the table below.

	December 31, 2025		December 31, 2024
Classification	Carrying Amount (in thousands)	Maximum Exposure to Loss (in thousands)	Carrying Amount (in thousands)	Maximum Exposure to Loss (in thousands)
Note receivable (term loan)	$—	$—	$3,000	$3,000
Notes receivable (revolving credit facility and term loan) (1)	$—	$—	$10,547	$10,547
Note receivable (mortgage note)	$2,000	$2,000	$2,000	$2,000
Note receivable (revolving credit facility)	$1,830	$1,830	$2,180	$2,180
______________
(1) Net of $19.7 million credit loss reserve in 2025 and $11.0 million credit loss reserve in 2024.

Notes to Consolidated Financial Statements - Continued
NOTE 11. OTHER LIABILITIES, NET

Other liabilities on the Company's Consolidated Balance Sheets as of December 31, 2025 and 2024 are detailed in the table below.

	December 31,
(Dollars in thousands)	2025	2024
Prepaid rent	$6,034	$6,504
Security deposits	2,596	2,975
Below-market lease intangibles, net	1,583	2,359
Financing lease liability	3,246	3,262
Operating lease liability	750	763
Other	37	491
	$14,246	$16,354

NOTE 12. INTANGIBLE ASSETS AND LIABILITIES

The Company has deferred financing costs and various real estate acquisition lease intangibles included in its Consolidated Balance Sheets as of December 31, 2025 and 2024 as detailed in the table below. The Company did not have any indefinite lived intangible assets or liabilities as of December 31, 2025 and 2024.

	Gross Balance at December 31,		Accumulated Amortization at December 31,		Weighted Average Remaining Life (Years)
(Dollars in thousands)	2025	2024	2025	2024		Balance Sheet Classification
Deferred financing costs-Revolving Credit Facility (1)	$6,647	$6,647	$3,700	$2,922	3.8	Other assets, net
Deferred financing costs-Term Loans (1)	1,740	1,740	940	696	3.6	Debt, net
Deferred financing costs-Mortgage Note Payable (1)	—	108	—	108	n/a	Debt, net
Above-market lease intangibles (2)	3,888	4,034	2,581	2,102	4.7	Other assets, net
Below-market lease intangibles (2)	(5,798)	(5,865)	(4,215)	(3,506)	4.0	Other liabilities, net
At-market lease intangibles (3)	105,489	107,377	92,188	84,611	3.4	Real estate properties
Total intangibles	$111,966	$114,041	$95,194	$86,933	3.9
_______________
(1) Amortization expense is included in interest expense on the Consolidated Statements of Operations.
(2) Amortization expense is included in rental income on the Consolidated Statements of Operations.
(3) Amortization expense is included in depreciation and amortization on the Consolidated Statements of Operations.

For the years ended December 31, 2025, 2024 and 2023, the Company recognized approximately $9.6 million, $10.6 million, and $11.5 million, respectively, of net intangible amortization expense.

Notes to Consolidated Financial Statements - Continued
Expected future amortization, net, for the next five years of the Company's intangible assets and liabilities, in place as of December 31, 2025 are included in the table below.

(in thousands)	Amortization, net
2026	$6,522
2027	$4,128
2028	$2,587
2029	$2,022
2030	$883

NOTE 13. COMMITMENTS AND CONTINGENCIES

Tenant Improvements
The Company may provide tenant improvement allowances in new or renewal leases for the purpose of refurbishing or renovating tenant space. The Company may also assume tenant improvement obligations included in leases acquired in its real estate acquisitions. As of December 31, 2025 and 2024, the Company had approximately $28.8 million and $26.5 million, respectively, in commitments for tenant improvements. At December 31, 2025 three of these projects, totaling $8.0 million, represented redevelopment projects of the buildings into different healthcare uses backed by long-term leases. At December 31, 2024 four of these projects, totaling $11.1 million, represented redevelopment projects of the buildings into different healthcare uses backed by long-term leases.

Capital Improvements
The Company has entered into contracts with various vendors for various capital improvement projects related to its portfolio. As of December 31, 2025 the Company had commitments of approximately $2.0 million in commitments for capital improvement projects; three of these projects totaling $0.9 million, represent redevelopment projects of the buildings into different healthcare uses backed by long-term leases. As of December 31, 2024, the Company had approximately $2.0 million in commitments for capital improvement projects; four of these projects totaling $0.3 million, represent redevelopment projects of the buildings into different healthcare uses backed by long-term leases.

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

Notes receivable, net of credit loss - The fair value of these notes, net of credit loss was estimated based on its estimated value of the underlying collateral on the notes and are classified as Level 3 in the hierarchy.

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

Notes to Consolidated Financial Statements - Continued
inputs to the derivative valuation model for interest rate swaps are observable in active markets and are classified as Level 2 in the hierarchy.

The table below details the fair values and carrying values for our mortgage note and notes receivable, mortgage note payable, and interest rate swaps at December 31, 2025 and 2024.

	December 31, 2025		December 31, 2024
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes and mortgage note receivable, level 2 (1)	$3,830	$3,964	$7,180	$7,248
Notes receivable, net of credit loss (1)(2)	$—	$—	$10,547	$10,547
Interest rate swap asset	$6,691	$6,691	$17,631	$17,631
_______________
(1) During 2025 and 2024, the Company recorded $8.7 million and $11.0 million, respectively, in credit loss reserves related to the notes receivable with one borrower/tenant and in 2024 moved from measuring fair value utilizing Level 2 inputs to Level 3 inputs, based on its estimated value of the underlying collateral. The table below summaries change in Level 3 classification for the years ended December 31, 2025 and 2024.

(2) Calculated utilizing Level 3 inputs at December 31, 2025 and 2024. See the table below for Level 3 activity for the years ended December 31, 2025 and 2024.
			Level 3 Input Activity
			For the Year Ended December 31,
Notes Receivable:			2025	2024
Beginning fair value			$10,547	$—
Payments			(1,875)	—
Transfers from Level 2 to Level 3			—	21,547
Credit loss reserve			(8,672)	(11,000)
Ending fair value			$—	$10,547

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

Notes to Consolidated Financial Statements - Continued
Income tax expense and income tax payments, net of refunds, are as follows for the years ended December 31, 2025, 2024, and 2023.

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Current
Federal	$35	$—	$—
State	119	145	106
Total current	154	145	106
Deferred
Federal	17	—	230
State	6	—	76
Total deferred	23	—	306
Total income tax expense	$177	$145	$412

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Federal income tax payments, net of refunds	$20	$—	$—
State income tax payments, net of refunds:
Texas	103	87	76
Other states	7	106	4
Total state income tax payments, net of refunds	110	193	80
Total income tax payments, net of refunds	$130	$193	$80

Income tax expense primarily relates to permanent differences between federal, state and local taxable income resulting from Texas and other state and local jurisdictions wholly or partially disallowing the deduction for dividends paid allowed at the federal level and temporary differences resulting from the bases of assets and liabilities of the Company's TRSs related to deferred compensation and administrative service fees for financial reporting purposes and the bases of those assets and liabilities for income tax purposes.

Notes to Consolidated Financial Statements - Continued
A reconciliation of the Company's effective income tax expense or benefit and its effective tax rate to the income tax expense or benefit resulting from the application of the federal corporate statutory tax rate to the Company's income before income taxes and applicable reconciling items for the years ended December 31, 2025, 2024, and 2023 is as follows:

	Year Ended December 31,
(Dollars in thousands)	2025		2024		2023
	Amount	Rate	Amount	Rate	Amount	Rate
Income tax at statutory rate	$1,108	21.0%	$(638)	(21.0)%	$1,707	21.0%
State and Local Income Taxes (1)	$125	2.4%	$145	4.8%	$182	2.2%
Change in Valuation Allowance	$(605)	(11.5)%	$(166)	(5.5)%	$735	9.0%
Nontaxable or Nondeductible items
Officers' compensation	$1,079	20.4%	$213	7.0%	$4,662	57.4%
Deficit/(excess) benefit from stock based compensation	$1,070	20.3%	$(28)	(0.9)%	$(136)	(1.7)%
Earnings distributed to shareholders	$(2,608)	(49.4)%	$601	19.8%	$(6,757)	(83.1)%
Other Adjustments	$8	0.2%	$18	0.6%	$19	0.2%
Total income tax expense	$177	3.4%	$145	4.8%	$412	5.0%
_______________
(1) State taxes in Texas accounted for 81%, 72%, and 48% of the tax effect of this category for the years ended December 31, 2025, 2024, and 2023. State taxes in Ohio and Tennessee, collectively, accounted for 49% of the tax effect for the year ended December 31, 2023.

The tax effect of temporary differences included in the net deferred tax assets or liabilities at December 31, 2025 and 2024 are as follows:

	December 31,
(Dollars in thousands)	2025	2024
Deferred tax assets
Deferred stock-based compensation	$5,634	$6,059
Net operating losses	1,651	1,776
Depreciation and amortization	68	76
Prepaid expenses	—	21
Total deferred tax assets	7,353	7,932
Valuation allowance	(1,370)	(1,975)
Deferred tax assets, net	5,983	5,957

Deferred tax liabilities
Deferred administrative services fee	(5,983)	(5,945)
Prepaid expenses	(23)	(12)
Deferred tax liabilities	(6,006)	(5,957)
Net deferred tax liabilities	$(23)	$—

The Company has federal net operating loss carryforwards in the aggregate amount of $6.3 million that do not expire. Additionally, the Company has state net operating loss carryforwards in the aggregate amount of $6.4 million that expire from 2035 to 2038.

The Company is subject to audit by the Internal Revenue Service and by state taxing authorities for the years ended December 31, 2024, 2023, and 2022. There are no periods currently under examination by any jurisdiction.

Notes to Consolidated Financial Statements - Continued
Characterization of Distributions (unaudited)
Earnings and profits (as defined under the Code), the current and accumulated amounts of which determine the taxability of distributions to stockholders, vary from net income attributable to common stockholders and taxable income because of different depreciation recovery periods, depreciation methods, and other items. Distributions in excess of earnings and profits generally constitute a return of capital. The following table shows the characterization of the distributions on the Company's common stock for the years ended December 31, 2025, 2024 and 2023. No preferred shares have been issued by the Company and no dividends have been paid to date relating to preferred shares.

	2025		2024		2023
	Per Share	%	Per Share	%	Per Share	%
Common stock:
Ordinary income	$1.126842	59.8%	$1.415556	76.7%	$1.569469	87.0%
Return of capital	$0.758158	40.2%	$0.429444	23.3%	$0.235531	13.0%
Common stock distributions	$1.885000	100.0%	$1.845000	100.0%	$1.805000	100.0%

NOTE 16. SUBSEQUENT EVENTS

Dividend Declared
On February 12, 2026, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.4775 per share. The dividend is payable on March 4, 2026 to stockholders of record on February 23, 2026.

Restricted Stock Issuances
On January 15, 2026, pursuant to the Fourth Amended and Restated Alignment of Interest Program, the Company granted 101,305 shares of restricted common stock to its employees, in lieu of salary, that will cliff vest between 3 and 8 years. Of the shares granted, 60,456 shares of restricted stock were granted in lieu of compensation from the program pool and 40,849 shares of restricted stock were awards granted from the plan pool. Also, on January 15, 2026, pursuant to the Second Amended and Restated Non-Executive Officer Incentive Program, the Company granted 18,103 shares of restricted stock to certain employees that will cliff vest in 5 years.

Amendment No. 2 to Fourth Amended and Restated Alignment of Interest Program
On January 5, 2026, the Board of Directors of the Company adopted the Second Amendment to the Fourth Amended and Restated Alignment of Interest Program, which reserves an additional 500,000 restricted shares of the Company's common stock, $0.01 par value per share, in the Program Pool under the Alignment of Interest Program for issuance to the Company’s employees, officers and directors in lieu of such employee’s, officer’s or director’s cash compensation.

Asset Disposition
On February 12, 2026, the Company sold the property classified as an asset held for sale at December 31, 2025 and received net proceeds of approximately $5.2 million.

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

Changes in Internal Control over Financial Reporting
There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 using the principles and other criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025. The Company’s independent registered public accounting firm, BDO USA, P.C., has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Community Healthcare Trust Incorporated
Franklin, Tennessee
Opinion on Internal Control over Financial Reporting
We have audited Community Healthcare Trust Incorporated’s (the “Company’s”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and schedules and our report dated February 17, 2026 expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.
Nashville, Tennessee
February 17, 2026

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in the Company's Definitive Proxy Statement for its 2026 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company's Definitive Proxy Statement for its 2026 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Company's Definitive Proxy Statement for its 2026 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this items will be contained in the Company's Definitive Proxy Statement for its 2026 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this items will be contained in the Company's Definitive Proxy Statement for its 2026 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

PART IV.
ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
The following documents of Community Healthcare Trust Incorporated are included in this Annual Report on Form 10-K.

(a) Financial Statements:
Report of Independent Registered Public Accounting Firm (BDO USA, P.C., Nashville, TN, PCAOB ID#243)
Consolidated Balance Sheets at December 31, 2025 and 2024
Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
Notes to the Consolidated Financial Statements

(b) Financial Statement Schedules:
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2025, 2024 and 2023	115
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2025	116
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2025	118
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

3.1	Corporate Charter of Community Healthcare Trust Incorporated, as amended (2)
3.2	Amended and Restated Corporate Bylaws of Community Healthcare Trust Incorporated (3)
4.1	Description of Common Stock of Community Healthcare Trust Incorporated (4)
4.2	Form of Certificate of Common Stock of Community Healthcare Trust Incorporated (5)
10.1	Agreement of Limited Partnership of Community Healthcare OP, LP (6)
10.2	Form of Indemnification Agreement (7)
10.3 †	Community Healthcare Trust Incorporated 2014 Incentive Plan, as amended (8)
10.4 †	Community Healthcare Trust Incorporated 2024 Incentive Plan (9)
10.5 †	Amendment No. 1 to 2024 Incentive Plan (10)
10.6 †	Fourth Amended and Restated Community Healthcare Trust Incorporated Alignment of Interest Program (11)
10.7 †	Amendment No. 1 to Fourth Amended and Restated Alignment of Interest Program (12)
10.8 †	Amendment No. 2 to Fourth Amended and Restated Alignment of Interest Program (13)
10.7 †	Fourth Amended and Restated Community Healthcare Trust Incorporated Executive Officer Incentive Program (14)
10.8 †	Community Healthcare Trust Incorporated Second Amended and Restated Non-Executive Officer Incentive Program (15)
10.9 †	Amended and Restated Employment Agreement between Community Healthcare Trust Incorporated and David H. Dupuy (16)
10.10 †	First Amendment to Amended and Restated Employment Agreement between Community Healthcare Trust Incorporated and David H. Dupuy (17)
10.11 †	Employment Agreement between Community Healthcare Trust Incorporated and William G. Monroe IV (18)
10.12 †	First Amendment to Employment Agreement between Community Healthcare Trust Incorporated and William G. Monroe IV (19)

10.13 †	Amended and Restated Employment Agreement, dated May 1, 2019, between Community Healthcare Trust Incorporated and Leigh Ann Stach (20)
10.14 †	First Amendment to Amended and Restated Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach (21)
10.15 †	Second Amendment to Amended and Restated Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach (22)
10.16 †	Third Amendment to Amended and Restated Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach (23)
10.17 †	Fourth Amendment to Amended and Restated Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach (24)
10.18 †	Fifth Amendment to Amended and Restated Employment Agreement between Community Healthcare Trust Incorporated and Leigh Ann Stach (25)
10.21 †	Severance Agreement between Community Healthcare Trust Incorporated and Timothy L. Meyer (26)
10.23 †	Form of Restricted Stock Agreement under the 2014 Incentive Plan (27)
10.24 †	Form of Performance-Based Restricted Stock Unit Agreement under the 2014 Incentive Plan (28)
10.25 †	Form of Time-Based Restricted Stock Unit Agreement under the 2014 Incentive Plan (29)
10.26 †	Form of Performance-Based RSU Agreement under the 2024 Incentive Plan (30)
10.27 †	Form of Time-Based RSU Agreement under the 2024 Incentive Plan (31)
10.28 †	Form of Restricted Stock Award Agreement under the 2024 Incentive Plan (Directors) (32)
10.29 †	Form of Restricted Stock Award Agreement under the 2024 Incentive Plan (Executive Officers) (33)
10.30 †	Form of Restricted Stock Agreement- Award Shares Pursuant To The Fourth Amended And Restated Alignment of Interest Program (34)
10.31 †	Form of Restricted Stock Agreement- Acquisition Shares Pursuant To The Fourth Amended And Restated Alignment of Interest Program (35)
10.31
Third Amended and Restated Credit Agreement, dated as of March 19, 2021, by and among Community Healthcare Trust Incorporated, as borrower, the several banks and financial institutions party thereto as lenders, and Truist Bank, as administrative agent (36)

10.32
First Amendment, dated as of December 14, 2022, to Third Amended and Restated Credit Agreement, dated as of March 19, 2021, by and among Community Healthcare Trust Incorporated, as borrower, the several banks and financial institutions party thereto as lenders, and Truist Bank, as administrative agent (37)

10.33
Second Amendment, dated as of October 16, 2024, to Third Amended and Restated Credit Agreement, dated as of March 19, 2021, by and among Community Healthcare Trust Incorporated, as borrower, the several banks and financial institutions party thereto as lenders, and Truist Bank, as administrative agent (38)

10.34
Third Amended and Restated Sales Agency Agreement, dated February 18, 2025, by and among Community Healthcare Trust Incorporated and Piper Sandler & Co., Piper Sandler Financial Products II Inc., Evercore Group L.L.C., Fifth Third Securities, Inc., Huntington Securities, Inc., Janney Montgomery Scott LLC, KeyBanc Capital Markets Inc., Regions Securities LLC, Truist Bank and Truist Securities, Inc. (39)

19	Securities Trading Policy (40)
21 *	Subsidiaries of the Registrant
23 *	Consent of BDO USA, P.C., independent registered public accounting firm
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

32.1 **	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1 *	Policy for the Recovery of Erroneously Awarded Compensation (41)
101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
(12)Filed as Exhibit 10.1 to the Form 10-Q of the Company filed with the Securities and Exchange Commission on October 28, 2025 (File No. 001-37401) and incorporated herein by reference.
(13)Filed as Exhibit 10.1 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 9, 2026 (File No. 001-37401) and incorporated herein by reference.
(14)Filed as Exhibit 10.4 to the Form 8-K of the Company filed with the Securities and Exchange Commission on May 2, 2024 (File No. 001-37401) and incorporated herein by reference.
(15)Filed as Exhibit 10.5 to the Form 8-K of the Company filed with the Securities and Exchange Commission on May 2, 2024 (File No. 001-37401) and incorporated herein by reference.
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
(19)Filed as Exhibit 10.2 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 3, 2024 (File No. 001-37401) and incorporated herein by reference.
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
(25)Filed as Exhibit 10.3 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 3, 2024 (File No. 001-37401) and incorporated herein by reference.

(26)Filed as Exhibit 10.1 to the Form 10-Q of the Company filed with the Securities and Exchange Commission on July 29, 2025 (File No. 001-37401) and incorporated herein by reference.
(27)Filed as Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-11 of the Company filed with the Securities and Exchange Commission on April 28, 2015 (Registration No. 333-203210) and incorporated herein by reference.
(28)Filed as Exhibit 10.4 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 4, 2024 (File No. 001-37401) and incorporated herein by reference.
(29)Filed as Exhibit 10.5 to the Form 8-K of the Company filed with the Securities and Exchange Commission on January 4, 2024 (File No. 001-37401) and incorporated herein by reference.
(30)Filed as Exhibit 10.3 to the Form 10-Q of the Company filed with the Securities and Exchange Commission on October 28, 2025 (File No. 001-37401) and incorporated herein by reference.
(31)Filed as Exhibit 10.2 to the Form 10-Q of the Company filed with the Securities and Exchange Commission on October 28, 2025 (File No. 001-37401) and incorporated herein by reference.
(32)Filed as Exhibit 10.8 to the Form 10-Q of the Company filed with the Securities and Exchange Commission on July 30, 2024 (File No. 001-37401) and incorporated herein by reference.
(33)Filed as Exhibit 10.9 to the Form 10-Q of the Company filed with the Securities and Exchange Commission on July 30, 2024 (File No. 001-37401) and incorporated herein by reference.
(34)Filed as Exhibit 10.4 to the Form 10-Q of the Company filed with the Securities and Exchange Commission on October 28, 2025 (File No. 001-37401) and incorporated herein by reference.
(35)Filed as Exhibit 4.10 to the Registration Statement on Form S-8 of the Company filed with the Securities and Exchange Commission on January 9, 2026 (Registration No. 333-292644) and incorporated herein by reference.
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
(39)Filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on February 18, 2025 (File No. 001-37401) and incorporated herein by reference.
(40)Filed as Exhibit 19 to the Form 10-K of the Company filed with the Securities and Exchange Commission on February 18, 2025 (File No. 001-37401) and incorporated herein by reference.
(41)Filed as Exhibit 97.1 to the Form 10-K of the Company filed with the Securities and Exchange Commission on February 13, 2024 (File No. 001-37401) and incorporated herein by reference.
_________
*    Filed herewith.
**    Furnished herewith.
†    Denotes executive compensation plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 17, 2026

COMMUNITY HEALTHCARE TRUST INCORPORATED

By:	/s/ David H. Dupuy
David H. Dupuy
Chief Executive Officer and President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David H. Dupuy	Chief Executive Officer and President	February 17, 2026
David H. Dupuy	(Principal Executive Officer)

/s/ William G. Monroe IV	Executive Vice President and Chief Financial Officer	February 17, 2026
William G. Monroe IV	(Principal Financial Officer)

/s/ Leigh Ann Stach	Executive Vice President and Chief Accounting Officer	February 17, 2026
Leigh Ann Stach	(Principal Accounting Officer)

/s/ Cathrine Cotman	Director	February 17, 2026
Cathrine Cotman

/s/ Alan Gardner	Director	February 17, 2026
Alan Gardner

/s/ Claire Gulmi	Director	February 17, 2026
Claire Gulmi

/s/ Robert Hensley	Director	February 17, 2026
Robert Hensley

/s/ R. Lawrence Van Horn	Director	February 17, 2026
R. Lawrence Van Horn

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2025, 2024 and 2023
(Dollars in thousands)

			Additions
Description		Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Uncollectible Accounts Written-off	Balance at End of Period
2025	Accounts receivable allowance	$395	$(92)	$—	$(113)	$190
2024	Accounts receivable allowance	$325	$70	$—	$—	$395
2023	Accounts receivable allowance	$75	$250	$—	$—	$325

Schedule III - Real Estate and Accumulated Depreciation at December 31, 2025
(Dollars in thousands)

			Land and Land Improvements			Buildings, Improvements, and Lease Intangibles
Property Type	Number of Properties	State	Initial Investment	Costs Capitalized Subsequent to Acquisition	Total	Initial Investment	Costs Capitalized Subsequent to Acquisition	Total	Personal Property	Total Property (1) (2)	Accumulated Depreciation (2) (3)	Encumbrances (Principal balance)	Date Acquired	Original Date Constructed
Medical office buildings	93	AL, AZ, CA, CO, CT, FL, GA, IA, IL, KS, KY, MD, MI, MN, MS, NE, NJ, NV, NY, OH, PA, TN, TX, VA	$72,323	$7,272	$79,595	$332,833	$59,878	$392,711	$—	$472,306	$139,553	$—	2015 - 2024	1880 - 2015
Acute inpatient behavioral	5	IL, MA, WA, WV	10,721	—	10,721	119,414	400	119,814	—	130,535	22,653	—	2016 - 2020	1920 - 2017
Inpatient rehabilitation facilities	10	AR, FL, OH, OK, TX	21,034	—	21,034	213,306	—	213,306	—	234,340	18,434	—	2019 - 2025	2012 - 2025
Specialty centers	36	AL, CA, CO, FL, GA, IL, MA, MD, NC, NV, OH, OK, PA, RI, TN, VA, WV	13,222	213	13,435	94,878	3,953	98,831	—	112,266	32,402	—	2015 - 2022	1956 - 2018
Physician clinics	33	CT, FL, IA, IL, KS, MO, OH, PA, RI, SC, TN, TX, VA, WI	14,671	801	15,472	84,080	5,655	89,735	—	105,207	33,466	—	2015 - 2024	1912 - 2020
Surgical centers and hospitals	6	AZ, IL, LA, MI, OH	3,110	137	3,247	37,640	6,178	43,818	—	47,065	14,646	—	2015 - 2018	1970 - 2004
Behavioral specialty facilities	13	AZ, GA, IN, LA, MI, MS, OH	9,035	157	9,192	54,365	21,471	75,836	464	85,492	11,554	—	2015 - 2025	1961 - 2020
Long-term acute care hospitals	2	IN, MA	2,064	—	2,064	19,411	9	19,420	—	21,484	6,433	—	2017 - 2024	1935 - 1978
Total Real Estate	198		146,180	8,580	154,760	955,927	97,544	1,053,471	464	1,208,695	279,141	—
Sales-type lease	—		(87)	—	(87)	(8,454)	—	(8,454)	—	(8,541)	—	—
Corporate property	—		—	—	—	2,011	715	2,726	349	3,075	1,175	—
Total Properties	198		$146,093	$8,580	$154,673	$949,484	$98,259	$1,047,743	$813	$1,203,229	$280,316	$—
(1) Total properties as of December 31, 2025 have an estimated aggregate total cost of $1.2 billion (unaudited) for federal income tax purposes.
(2) Excludes real estate properties held for sale as of December 31, 2025.
(3) Depreciation is provided for on a straight-line basis on land improvements over 2 to 20 years, buildings over 7 to 53 years, building improvements over 3.0 to 39.8 years, tenant improvements over 1.9 to 20.9 years, lease intangibles over 2.6 to 13.7 years, and personal property over 3 to 10 years.

(4) A reconciliation of Total Property and Accumulated Depreciation for the years ended December 31, 2025, 2024, and 2023 is provided below.

	Year Ended December 31, 2025		Year Ended December 31, 2024		Year Ended December 31, 2023
(Dollars in thousands)	Total Property	Accumulated Depreciation	Total Property	Accumulated Depreciation	Total Property	Accumulated Depreciation
Beginning Balance	$1,145,931	$242,609	$1,050,247	$200,810	$943,167	$165,341
Additions during the period:
Acquisitions	69,886	972	73,021	1,682	101,856	2,055
Other improvements	21,772	42,969	25,317	40,434	18,561	37,580

Deductions during the period:
Dispositions and transfers to/from assets held for sale:	(29,307)	(6,234)	(2,654)	(317)	(13,337)	(4,166)
Sales-type lease	(5,053)	—	—	—	—	—
Ending Balance	$1,203,229	$280,316	$1,145,931	$242,609	$1,050,247	$200,810

Schedule IV - Mortgage Loans on Real Estate as of December 31, 2025
(Dollars in thousands)

Description of Collateral	Interest Rate	Maturity Date	Periodic Payment Terms	Original Face Amount	Carrying Amount	Principal amount of loans subject to delinquent principal or interest
Inpatient rehabilitation hospital in Texas	10%	8/15/2027	(1)	$2,000	$2,000	$—
Total Mortgage Loans				$2,000	$2,000	$—
___________
(1) Interest only through the earlier of August 15, 2027 or the sale of the collateral, at which time the principal and any unpaid interest is due.
(2) A rollforward of Mortgage loans on real estate for the years ended December 31, 2025, 2024 and 2023 is provided below.

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$2,000	$—	$—
Additions during the period:
New or acquired mortgages, net	—	2,000	—
	—	2,000	—
Balance at end of period	$2,000	$2,000	$—