Form 10-Q
period 2026-03-31
Community Healthcare Trust Inc
filed 2026-05-05
CIK 1631569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37401

Community Healthcare Trust Incorporated
(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-5212033
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer	☐	Accelerated filer	☒	Emerging-growth company	☐	Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No ☒
The Registrant had 28,571,793 shares of Common Stock, $0.01 par value per share, outstanding as of April 28, 2026.

COMMUNITY HEALTHCARE TRUST INCORPORATED
FORM 10-Q
MARCH 31, 2026

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	(Unaudited)
	March 31, 2026	December 31, 2025
ASSETS
Real estate properties
Land and land improvements	$162,587	$154,673
Buildings, improvements, and lease intangibles	1,074,680	1,047,743
Personal property	813	813
Total real estate properties	1,238,080	1,203,229
Less accumulated depreciation	(290,958)	(280,316)
Total real estate properties, net	947,122	922,913
Cash and cash equivalents	2,617	3,340
Assets held for sale, net	—	5,265
Other assets, net	60,354	59,239
Total assets	$1,010,093	$990,757

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Debt, net	$559,260	$532,199
Accounts payable and accrued liabilities	16,431	14,925
Other liabilities, net	13,059	14,246
Total liabilities	588,750	561,370

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 450,000 shares authorized; 28,572 and 28,471 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	286	285
Additional paid-in capital	719,819	717,450
Cumulative net income	93,325	90,777
Accumulated other comprehensive income	7,395	6,691
Cumulative dividends	(399,482)	(385,816)
Total stockholders’ equity	421,343	429,387
Total liabilities and stockholders' equity	$1,010,093	$990,757

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(Unaudited; Dollars and shares in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
REVENUES
Rental income	$31,269	$29,730
Other operating interest	255	348
	31,524	30,078

EXPENSES
Property operating	6,369	6,095
General and administrative	5,108	5,100
Depreciation and amortization	10,657	10,943
	22,134	22,138

OTHER (EXPENSE) INCOME
Loss on sale of real estate assets	(46)	—
Interest expense	(6,799)	(6,352)
Interest and other income, net	3	3
	(6,842)	(6,349)

NET INCOME	$2,548	$1,591

NET INCOME PER COMMON SHARE
Net income per common share - Basic	$0.07	$0.03
Net income per common share - Diluted	$0.07	$0.03
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC	26,991	26,733
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-DILUTED	26,991	26,733

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(Unaudited; Dollars in thousands)

	Three Months Ended March 31,
	2026	2025

NET INCOME	$2,548	$1,591
Other comprehensive income (loss):
Increase (decrease) in fair value of cash flow hedges	1,923	(3,413)
Reclassification for amounts recognized as interest expense	(1,219)	(1,816)
Total other comprehensive income (loss)	704	(5,229)
COMPREHENSIVE INCOME (LOSS)	$3,252	$(3,638)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2026
(Unaudited; Dollars and shares in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid in Capital	Cumulative Net Income	Accumulated Other Comprehensive Income	Cumulative Dividends	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	—	$—	28,471	$285	$717,450	$90,777	$6,691	$(385,816)	$429,387
Issuance costs on stock-based compensation	—	—	—	—	(43)	—	—	—	(43)
Stock-based compensation, net of forfeitures	—	—	119	1	2,710	—	—	—	2,711
Shares withheld on vesting of stock-based compensation	—	—	(18)	—	(298)	—	—	—	(298)
Increase in fair value of cash flow hedges	—	—	—	—	—	—	1,923	—	1,923
Reclassification for amounts recognized as interest expense	—	—	—	—	—	—	(1,219)	—	(1,219)
Net income	—	—	—	—	—	2,548	—	—	2,548
Dividends to common stockholders ($0.4775 per share)	—	—	—	—	—	—	—	(13,666)	(13,666)
Balance at March 31, 2026	—	$—	28,572	$286	$719,819	$93,325	$7,395	$(399,482)	$421,343

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2025
(Unaudited; Dollars and shares in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid in Capital	Cumulative Net Income	Accumulated Other Comprehensive Income	Cumulative Dividends	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	—	$—	28,242	$282	$704,524	$85,675	$17,631	$(332,147)	$475,965
Issuance costs on stock-based compensation	—	—	—	—	(38)	—	—	—	(38)
Stock-based compensation, net of forfeitures	—	—	119	1	2,709	—	—	—	2,710
Shares withheld on vesting of stock-based compensation	—	—	(22)	—	(419)	—	—	—	(419)
Decrease in fair value of cash flow hedges	—	—	—	—	—	—	(3,413)	—	(3,413)
Reclassification for amounts recognized as interest expense	—	—	—	—	—	—	(1,816)	—	(1,816)
Net income	—	—	—	—	—	1,591	—	—	1,591
Dividends to common stockholders ($0.4675 per share)	—	—	—	—	—	—	—	(13,259)	(13,259)
Balance at March 31, 2025	—	$—	28,339	$283	$706,776	$87,266	$12,402	$(345,406)	$461,321

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net income	$2,548	$1,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,657	10,943
Other amortization	392	345
Stock-based compensation	2,711	2,710
Straight-line rent receivable	(760)	(639)
Loss on sale of real estate assets	46	—
Changes in operating assets and liabilities:
Other assets	(591)	213
Accounts payable and accrued liabilities	(291)	(363)
Other liabilities	(972)	(391)
Net cash provided by operating activities	13,740	14,409

INVESTING ACTIVITIES
Acquisitions of real estate	(28,514)	—
Financing transaction investment	—	(9,711)
Proceeds from sale of real estate	5,864	—
Proceeds from the repayment of notes receivable	150	1,802
Capital expenditures on existing real estate properties	(4,967)	(4,682)
Net cash used in investing activities	(27,467)	(12,591)

FINANCING ACTIVITIES
Net borrowings on revolving credit facility	27,000	10,000
Dividends paid	(13,666)	(13,259)
Taxes paid on behalf of employees and shares withheld upon shares vesting	(298)	(419)
Equity issuance costs	(32)	(253)
Net cash provided by (used in) financing activities	13,004	(3,931)
Decrease in cash, cash equivalents and restricted cash	(723)	(2,113)
Cash, cash equivalents and restricted cash, beginning of period	3,340	4,384
Cash, cash equivalents and restricted cash, end of period	$2,617	$2,271

Supplemental Cash Flow Information:
Interest paid (net of capitalized interest)	$6,534	$6,088
Invoices accrued for construction, tenant improvement, and other capitalized costs	$7,919	$2,768
Reclassification between other assets and proceeds from sale of real estate	$664	$—
Reclassification of registration statement costs to equity issuance costs	$43	$38
Increase (decrease) in fair value of cash flow hedges	$1,923	$(3,413)
Income taxes paid	$80	$20
Capitalized interest	$109	$64
See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Overview
Community Healthcare Trust Incorporated (the ‘‘Company’’, ‘‘we’’, ‘‘our’’) was organized in the State of Maryland on March 28, 2014. The Company is a fully-integrated healthcare real estate company that owns and acquires real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers. As of March 31, 2026, the Company had gross investments of approximately $1.2 billion in 198 real estate properties (including one property, with sales-type leases, with a gross investment totaling approximately $8.1 million). The properties are located in 36 states, totaling approximately 4.5 million square feet in the aggregate, and are approximately 89.8% leased, with a weighted average remaining lease term of approximately 7.2 years. Any references to square footage, property count, or occupancy percentages, and any amounts derived from these values in these notes to the Condensed Consolidated Financial Statements, are outside the scope of our independent registered public accounting firm's review.

Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements. This interim financial information should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Management believes that all adjustments of a normal, recurring nature considered necessary for a fair presentation have been included. This interim financial information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2026. All intercompany accounts and transactions have been eliminated.

Use of Estimates in the Condensed Consolidated Financial Statements
Preparation of the Condensed Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the Condensed Consolidated Financial Statements and accompanying notes, including among others, estimates related to impairment assessments, purchase price allocations, allowances for accounts and interest receivables, and valuation of financial instruments. Actual results may materially differ from those estimates.

Segment Reporting
The Company acquires and owns, or finances, healthcare-related real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers throughout the U.S. The Company operates and manages its business as one reportable operating segment. Operating segments are defined as components of an enterprise where separate financial information is evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and assess performance. The Company's CODM is the Chief Executive Officer who reviews total consolidated assets and consolidated net income and assesses the performance of the Company's portfolio and makes operating decisions accordingly. There are no significant segment expenses which require disclosure other than the expenses presented on the Condensed Consolidated Statements of Income.

Cash and Cash Equivalents
Cash and cash equivalents may include short-term investments with original maturities of three months or less when purchased. The carrying amounts approximate fair value due to the short term maturity of these investments.

Notes to Condensed Consolidated Financial Statements - Continued
Accounting Pronouncements Not Yet Adopted
ASU 2024-03, Disaggregation of Income Statement Expenses, will require entities to provide enhanced disclosures related to certain expense categories included in income statement captions. ASU 2024-03 aims to increase transparency and provide investors with more detailed information about the nature of expenses reported on the face of the income statement. The new standard does not change the requirements for the presentation of expenses on the face of the income statement. Entities will be required to disaggregate, in a tabular format, expense captions presented on the face of the income statement, including but not limited to employee compensation, intangible asset amortization, and depreciation and amortization within a footnote to its Consolidated Financial Statements. For any remaining items within each relevant expense caption, entities must provide a qualitative description of the nature of those expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027 though early adoption is permitted. While the adoption is not expected to have a material impact on our financial statements, it is expected to result in incremental disclosures within the footnotes to our Consolidated Financial Statements.

ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, provides clarity on the current interim reporting requirements and the applicability of ASC 270. The new guidance creates a comprehensive list of interim disclosures required under GAAP and incorporates a disclosure principle that requires disclosures at interim periods when an event or change that has a material effect on an entity has occurred since the last annual reporting period. Some examples that may require disclosure under this new principle include changes in (i) accounting principles or estimates, (ii) status of long-term contracts, (iii) capitalization, such as new borrowings or financing modifications, and (iv) reporting entity resulting from business combinations or disposals. The amendments are effective for interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and the guidance can be applied prospectively or retrospectively. The Company is currently evaluating the impact the adoption of this standard may have on its interim Condensed Consolidated Financial Statements.

NOTE 2. REAL ESTATE INVESTMENTS

As of March 31, 2026, we had gross investments of approximately $1.2 billion in 198 real estate properties (including one property with sales-type leases with a gross investment totaling approximately $8.1 million). The Company's investments are diversified by property type, geographic location, and tenant as shown in the following tables:

Property Type	# of Properties	Gross Investment (in thousands)
Medical Office Building	93	$477,172
Inpatient Rehabilitation Hospitals	11	262,859
Acute Inpatient Behavioral	5	130,535
Specialty Centers	35	112,036
Physician Clinics	33	105,635
Behavioral Specialty Facilities	13	89,349
Surgical Centers and Hospitals	6	47,079
Long-term Acute Care Hospitals	2	21,484
Total	198	$1,246,149

Notes to Condensed Consolidated Financial Statements - Continued

State	# of Properties	Gross Investment (in thousands)
Florida	26	$187,672
Texas	15	165,469
Illinois	20	142,170
Ohio	25	115,956
Pennsylvania	15	67,602
All Others	97	567,280
Total	198	$1,246,149

Primary Tenant	# of Properties	Gross Investment (in thousands)
US HealthVest	3	$77,964
Lifepoint Health	4	67,719
PAM Health	2	55,035
All Others (less than 4%)	189	1,045,431
Total	198	$1,246,149

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

Future minimum lease payments under the non-cancelable operating leases due to the Company for the years ending December 31, as of March 31, 2026, are as follows (in thousands):

2026 (nine months ending December 31)	$82,886
2027	104,567
2028	96,681
2029	86,215
2030	80,167
2031 and thereafter	458,838
$909,354

Rental income is recognized as earned over the life of the lease agreement on a straight-line basis when collection of rental payments over the term of the lease is probable. Straight-line rent increased rental income by approximately $0.8 million and $0.6 million, respectively, for the three months ended March 31, 2026 and 2025.

Purchase Option Provisions
Certain of the Company's leases provide the lessee with a purchase option or a right of first refusal to purchase the leased property. The purchase option provisions generally allow the lessee to purchase the leased property at fair value or at an amount greater than the Company's gross investment in the leased property at the time of the purchase.
At March 31, 2026, the Company had an aggregate gross investment of approximately $42.0 million in 13 real estate properties with purchase options exercisable at March 31, 2026 that had not been exercised.

Notes to Condensed Consolidated Financial Statements - Continued
Sales-type Leases
The Company has one property with two sales-type leases with a net investment totaling approximately $7.8 million included in other assets, net on the Company's Condensed Consolidated Balance Sheets. Future lease payments due to the Company under these leases for the years ending December 31, as of March 31, 2026, are as follows (in thousands):

2026 (nine months ending December 31)	$653
2027	888
2028	909
2029	932
2030	954
2031 and thereafter	8,664
Total undiscounted lease receivable	13,000
Discount	(5,167)
Lease receivable	$7,833

The Company recognized interest income of approximately $0.2 million and $0.1 million, respectively, during the three months ended March 31, 2026 and 2025, which is included in other operating interest on the Company's Condensed Consolidated Statements of Income.

Lessee Accounting
At March 31, 2026, the Company was obligated, as the lessee, under four non-prepaid ground leases accounted for as operating leases with expiration dates, including renewal options, through 2076, and two non-prepaid ground leases accounted for as finance leases with expiration dates, including renewal options, through 2109. Any rental increases related to the Company's ground leases are generally either stated or based on the Consumer Price Index. The Company's future lease payments under these non-prepaid ground leases were as follows (in thousands):

	Operating	Financing
2026 (nine months ending December 31)	$33	$115
2027	45	154
2028	46	154
2029	47	154
2030	48	154
2031 and thereafter	1,007	6,493
Total undiscounted lease payments	1,226	7,224
Discount	(480)	(3,982)
Lease liabilities	$746	$3,242

The following table discloses other information regarding the ground leases.

	Three Months Ended March 31,
	2026	2025
Operating leases:
Weighted-average remaining lease term in years (including renewal options)	32.4	33.6
Weighted-average discount rate	4.0%	4.0%

Financing leases:
Weighted-average remaining lease term in years (including renewal options)	37.7	38.6
Weighted-average discount rate	4.3%	4.3%

Notes to Condensed Consolidated Financial Statements - Continued
NOTE 4. REAL ESTATE ACQUISITION, DISPOSITION, AND ASSET HELD FOR SALE

Acquisition
During the first quarter of 2026, the Company acquired one real estate property as detailed in the table below. The property is 100% leased to a tenant with a lease expiration in 2044. Amounts reflected in revenues and net income for the property for the three months ended March 31, 2026 were approximately $0.4 million and $0.3 million, respectively, and transaction costs totaling approximately $19.2 thousand were capitalized relating to the property acquisition.

The following table summarizes our property acquisitions for the three months ended March 31, 2026:

Location	Property Type (1)	Number of Properties	Date Acquired	Purchase Price	Cash Consideration	Real Estate	Other (2)	Square Footage
				(000's)	(000's)	(000's)	(000's)
Pinellas Park, FL	IRF	1	2/19/2026	$28,500	$28,514	$28,519	$(5)	37,151
				$28,500	$28,514	$28,519	$(5)	37,151

(1) IRF - Inpatient Rehabilitation Facility
(2) May include items including, but not limited to, other assets, liabilities assumed, and security deposits.

The following table summarizes the relative fair values of the assets acquired and liabilities assumed in the property acquisitions for the three months ended March 31, 2026:

	Estimated Fair Value	Weighted Average Useful Life
	(In thousands)	(In years)
Land and land improvements	7,877	22.0
Buildings and building improvements	20,642	50.0
Accounts payable, accrued liabilities and other liabilities acquired	(5)
Total cash consideration	$28,514

Asset Disposition and Asset Held for Sale
During the first quarter of 2026, the Company sold a property, received net proceeds of approximately $5.2 million, and recorded an immaterial loss on sale. The property was classified as held for sale at December 31, 2025. During the first quarter of 2026, the Company also received net cash proceeds of approximately $0.7 million for a property disposed of during the fourth quarter of 2025.

The following table includes the asset held for sale at December 31, 2025. The Company had no assets held for sale at March 31, 2026.

(Dollars in thousands)	March 31, 2026	December 31, 2025
Balance Sheet data:
Land	$—	$1,047
Building, improvements, and lease intangibles	—	6,604
	—	7,651
Accumulated depreciation	—	(2,386)
Asset held for sale, net	$—	$5,265

Notes to Condensed Consolidated Financial Statements - Continued
NOTE 5. DEBT, NET

The table below details the Company's debt as of March 31, 2026 and December 31, 2025.

	Balance as of
(Dollars in thousands)	March 31, 2026	December 31, 2025	Maturity Dates

Credit Facility:
Revolving Credit Facility	$285,000	$258,000	10/29
A-4 Term Loan, net	124,777	124,749	3/28
A-5 Term Loan, net	149,483	149,450	3/30
	$559,260	$532,199

Credit Facility
The Company's third amended and restated credit agreement, as amended on October 16, 2024 (the "Credit Facility") is by and among Community Healthcare Trust Incorporated, as borrower, the several banks and financial institutions party thereto as lenders, and Truist Bank, as administrative agent. The Credit Facility provides for a $400.0 million revolving credit facility (the "Revolving Credit Facility") and $275.0 million in term loans (the "Term Loans"). The Revolving Credit Facility matures on October 16, 2029. The Term Loans include a term loan facility in the aggregate principal amount of $125.0 million (the "A-4 Term Loan"), which matures on March 19, 2028, and a term loan facility in the aggregate principal amount of $150.0 million (the "A-5 Term Loan"), which matures on March 14, 2030. Loans under the Credit Facility are interest only with principal amounts due as of each facility's applicable maturity date. The Company's material subsidiaries are guarantors of the obligations under the Credit Facility.

Amounts outstanding under the Revolving Credit Facility bear interest at a floating rate based on the Company's option, on either: (i) adjusted term SOFR or adjusted daily simple SOFR plus 1.15% to 1.75%, plus a simple SOFR adjustment equal to 0.10% per annum, or (ii) a base rate plus 0.15% to 0.75% in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.20% of the amount of the unused portion of the Revolving Credit Facility if amounts borrowed are greater than 33.3% of the borrowing capacity under the Revolving Credit Facility and 0.25% of the unused portion of the Revolving Credit Facility if amounts borrowed are less than or equal to 33.3% of the borrowing capacity under the Revolving Credit Facility. At March 31, 2026, the Company had $285.0 million outstanding under the Revolving Credit Facility with a borrowing capacity remaining of $115.0 million and a floating rate of approximately 5.3%.

Amounts outstanding under the Term Loans will bear interest at a floating rate that is based, at the Company's option, on either (i) adjusted term SOFR or adjusted daily SOFR plus 1.65% to 2.30%, plus a simple SOFR adjustment equal to 0.10% per annum, or (ii) a base rate plus 0.65% to 1.30%, in each case, depending upon the Company’s leverage ratio.

The Company has entered into interest rate swaps to fix the interest rates on the Term Loans. At March 31, 2026, the Company had fixed the $275.0 million outstanding under the Term Loans, which had an aggregate fixed weighted average interest rate under the swaps of approximately 4.7%. On March 29, 2026, the swaps that had previously fixed $75.0 million of the Revolving Credit Facility matured. The fixed rate of those matured swaps was 3.8%. See Note 6 – Derivative Financial Instruments for more details on the interest rate swaps.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. The Company was in compliance with its financial covenants under its Credit Facility as of March 31, 2026.

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

As of March 31, 2026, the Company had twelve outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk for notional amounts totaling $275.0 million, which mature between 2028 and 2030. Three previously outstanding interest rate swaps for notional amounts totaling $75.0 million matured on March 29, 2026. See Note 5 – Debt, net.

Tabular Disclosure of Fair Value of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025.

	Asset Derivatives Fair Value at			Liability Derivatives Fair Value at
(Dollars in thousands)	March 31, 2026	December 31, 2025	Balance Sheet Classification	March 31, 2026	December 31, 2025	Balance Sheet Classification
Interest rate swaps	$7,395	$6,691	Other assets, net	$—	$—	Other liabilities, net

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income ("AOCI") and are subsequently reclassified to interest expense in the period that the hedged forecasted transaction affects earnings.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s Credit Facility. During the next twelve months, the Company estimates that an additional $3.6 million will be reclassified from AOCI as a decrease to interest expense on the Term Loans.

Notes to Condensed Consolidated Financial Statements - Continued
Tabular Disclosure of the Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Amount of unrealized gain (loss) recognized in OCI on derivative	$1,923	$(3,413)
Amount of gain reclassified from AOCI into interest expense	$(1,219)	$(1,816)
Total interest expense presented in the Condensed Consolidated Statements of Income in which the effects of the cash flow hedges are recorded	$6,799	$6,352

Tabular Disclosures of Offsetting Derivatives
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of March 31, 2026 and December 31, 2025. As of March 31, 2026 and December 31, 2025 the Company did not have any derivatives in a liability position, therefore we do not present offsetting of derivative liabilities to be reconciled to the tabular disclosure of fair value.

Offsetting of Derivative Assets (as of March 31, 2026)
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$7,395	$—	$7,395	$—	$—	$7,395

Offsetting of Derivative Assets (as of December 31, 2025)
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$6,691	$—	$6,691	$—	$—	$6,691

Credit-risk-related Contingent Features
As of March 31, 2026, the Company had no derivatives in a net liability position. As of March 31, 2026, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company terminated these interest rate swaps or breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.

Notes to Condensed Consolidated Financial Statements - Continued
NOTE 7. STOCKHOLDERS' EQUITY

Common Stock
The following table provides a reconciliation of the beginning and ending common stock balances for the three months ended March 31, 2026 and for the year ended December 31, 2025:

(In thousands)	Three Months Ended March 31, 2026	Year Ended December 31, 2025
Balance, beginning of period	28,471	28,242
Vested RSUs	—	28
Restricted stock issued, net of withheld shares and forfeitures	101	201
Balance, end of period	28,572	28,471

ATM Program
The Company has an at-the-market offering program ("ATM Program") with Piper Sandler & Co., Piper Sandler Financial Products II Inc., Evercore Group L.L.C., Fifth Third Securities, Inc., Huntington Securities, Inc., Janney Montgomery Scott LLC, KeyBanc Capital Markets Inc., Regions Securities LLC, Truist Bank, and Truist Securities, Inc. in their capacities as Sales Agents, Forward Purchasers and/or Forward Sellers (each, an “Agent”, and, collectively, the “Agents”).

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

The Company did not issue any shares under the ATM Program during the three months ended March 31, 2026. As of March 31, 2026, the Company had $300.0 million remaining that may be issued under the ATM Program.

NOTE 8. NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share for the three months ended March 31, 2026 and 2025, respectively. Net income available to common stockholders excludes dividends paid on participating securities which include restricted stock and time-based RSUs. Dividends accrue but are not paid on unvested performance-based RSUs.

	Three Months Ended March 31,
(In thousands, except per share data)	2026	2025
Net income	$2,548	$1,591
Participating securities' share in earnings	(774)	(758)
Net income, less participating securities' share in earnings	$1,774	$833

Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	28,556	28,324
Unvested restricted shares	(1,565)	(1,591)
Weighted average Common Shares outstanding–Basic	26,991	26,733
Weighted average Common Shares outstanding –Diluted	26,991	26,733

Basic Net Income Per Common Share	$0.07	$0.03

Diluted Net Income Per Common Share	$0.07	$0.03

Notes to Condensed Consolidated Financial Statements - Continued
NOTE 9. STOCK INCENTIVE PLAN

Restricted Stock Awards
A summary of restricted stock award activity for the three months ended March 31, 2026 and 2025 is included in the table below, as well as compensation expense recognized from the amortization of the value of shares over the applicable amortization periods.

	Three Months Ended March 31,
(Dollars and shares in thousands)	2026	2025
Stock-based awards, beginning of period	1,518	1,560
Stock in lieu of compensation	60	61
Stock awards	59	58
Total stock granted	119	119
Vested shares	(63)	(81)
Forfeited shares	(1)	—
Stock-based awards, end of period	1,573	1,598
Amortization expense	$2,278	$2,468

Restricted Stock Issuances
During the first quarter of 2026, pursuant to the 2024 Incentive Plan and the Fourth Amended and Restated Alignment of Interest Program, the Company granted 101,305 shares of restricted common stock to its employees, in lieu of salary, that will cliff vest between three and eight years. Of the shares granted, 60,456 shares of restricted stock were granted in lieu of compensation from the program pool and 40,849 shares of restricted stock were awards granted from the plan pool. Also, during the first quarter of 2026, pursuant to the Second Amended and Restated Non-Executive Officer Incentive Program, the Company granted 18,103 shares of restricted stock to certain employees that will cliff vest in five years.

Restricted Stock Units
A summary of the Company's restricted stock unit (RSU) activity during the three months ended March 31, 2026 and 2025, respectively, is included in the table below, as well as compensation expense recognized from the amortization of the value of RSUs over the applicable amortization periods.

	Three Months Ended March 31,
(Dollars and RSUs in thousands)	2026	2025
Restricted Stock Units, beginning of period	205	123
Restricted Stock Units, end of period	205	123
Amortization expense	$433	$242

Notes to Condensed Consolidated Financial Statements - Continued
NOTE 10. OTHER ASSETS, NET

Other assets, net on the Company's Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 are detailed in the table below.

	Balance as of
(Dollars in thousands)	March 31, 2026	December 31, 2025
Straight-line rent receivables, net	$23,750	$22,987
Sales-type lessor receivables	7,833	7,894
Fair value of interest rate swaps	7,395	6,691
Leasing commissions, net	5,912	5,253
Deferred financing costs, net	2,753	2,947
Accounts and interest receivables, net	2,425	2,585
Financing lease right-of-use assets	2,353	2,368
Mortgage note receivable	2,000	2,000
Notes receivable, net of credit loss reserve	1,680	1,830
Prepaid assets	1,260	1,547
Above-market intangible assets, net	1,192	1,307
Operating lease right of use assets	659	667
Other	1,142	1,163
	$60,354	$59,239

The Company's notes and mortgage note receivable included the following at March 31, 2026 and December 31, 2025:

•At March 31, 2026 and December 31, 2025, notes receivable included a $17.0 million term loan and a $2.7 million revolving credit facility secured by assets and ownership interests of six geriatric behavioral hospitals and affiliated companies all of which are co-borrowers on the loans. At March 31, 2026, the Company had an unfunded commitment of $5.8 million on the revolving credit facility. The term loan bears interest at 9% per annum, with quarterly principal payments beginning June 30, 2026 through the facility maturity on December 31, 2032. The revolving credit facility, as amended, bears interest at 9% per annum and matures on June 30, 2026. The term loan and revolving credit facility include a 3% per annum non-cash interest charge that is payable upon the earlier of the repayment or maturity of each note.

In 2024, the Company determined that the collectability of the term loan and revolver loan was not reasonably assured. The Company prepared a valuation of the notes based on the estimated fair value of the underlying collateral, requiring management to determine certain assumptions used for the estimation of fair value, including the determination of adjusted EBITDA and the selected EBITDA multiple range. As a result,the Company recorded an $11.0 million credit loss reserve on the notes receivable and has placed the notes on non-accrual status and reserved approximately $1.4 million of interest receivables.

In 2025, the tenant entered into a letter of intent with a potential buyer for the sale of its business. Based on the terms in the letter of intent, the Company determined that the collectability of the remaining outstanding note and interest receivable balances were not reasonably assured, and the Company recognized an additional credit loss reserve for the remaining balances of the notes, totaling approximately $8.7 million and reserved the remaining outstanding interest receivables on these notes.

•At March 31, 2026 and December 31, 2025, notes receivable also included a $1.7 million and $1.8 million, respectively, revolving credit facility with a borrower. The outstanding balance of the revolving credit facility will be repaid in monthly installments of $50,000 through the maturity date of April 1, 2027 with a balloon payment due at maturity. The revolving credit facility bears interest at 9% per annum, as well as a

Notes to Condensed Consolidated Financial Statements - Continued
3% per annum non-cash interest charge that is due and payable upon the earlier of the repayment or maturity of the note.

•At March 31, 2026 and December 31, 2025, the Company had a $2.0 million mortgage note receivable with a developer which is secured by the land, improvements, and personal property. The mortgage loan, which bears interest at 10% per annum, will be interest only until the principal is due at the earlier of the sale of the property, or August 15, 2027.

The Company identified the borrowers of these notes as variable interest entities ("VIEs"), but management determined that the Company was not the primary beneficiary of the VIEs because we lack either directly or through related parties any material decision-making rights or control of the entities that impact the borrowers' economic performance. We are not obligated to provide support beyond our stated commitment to the borrowers, and accordingly our maximum exposure to loss as a result of this relationship is limited to the amount of our outstanding notes receivable. The VIEs that we have identified at March 31, 2026 are summarized in the table below.

Classification	Carrying Amount (in thousands)	Maximum Exposure to Loss (in thousands)
Note receivable (revolving credit facility)	$1,680	$1,680
Note receivable (mortgage note)	$2,000	$2,000

NOTE 11. OTHER LIABILITIES, NET

Other liabilities, net on the Company's Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 are detailed in the table below.

	Balance as of
(Dollars in thousands)	March 31, 2026	December 31, 2025
Prepaid rent	$4,986	$6,034
Security deposits	2,620	2,596
Below-market lease intangibles, net	1,430	1,583
Financing lease liability	3,242	3,246
Operating lease liability	746	750
Other	35	37
	$13,059	$14,246

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

Notes to Condensed Consolidated Financial Statements - Continued
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

The table below details the fair values and carrying values for our notes and mortgage note receivable, and interest rate swaps at March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes and mortgage note receivable, level 2	$3,680	$3,808	$3,830	$3,964
Notes receivable, net of credit loss, level 3(1)(2)	$—	$—	$—	$—
Interest rate swap asset	$7,395	$7,395	$6,691	$6,691
___________________
(1) During 2025 and 2024, the Company recorded an $8.7 million and $11.0 million, respectively, credit loss reserve related to the notes receivable with one tenant and moved from measuring fair value utilizing Level 2 inputs to Level 3 inputs, based on its estimated value of the underlying collateral.

(2) Calculated utilizing Level 3 inputs at March 31, 2026 and December 31, 2025. See the table below for Level 3 activity for the three months ended March 31, 2026 and the year ended December 31, 2025.

	Level 3 Inputs
Notes Receivable:	March 31, 2026	December 31, 2025
Beginning fair value	$—	$10,547
Payments	—	(1,875)
Transfers from Level 2 to Level 3	—	—
Credit loss reserve	—	(8,672)
Ending fair value	$—	$—

NOTE 13. COMMITMENTS AND CONTINGENCIES

Tenant Improvements
The Company may provide tenant improvement allowances in new or renewal leases for the purpose of refurbishing or renovating tenant space. The Company may also assume tenant improvement obligations included in leases acquired in its real estate acquisitions. As of March 31, 2026, the Company had approximately $29.8 million in commitments for tenant improvements, of which $4.6 million primarily relates to two ongoing redevelopment projects of buildings into different healthcare uses, backed by long-term leases.

Capital Improvements
The Company has entered into contracts with various vendors for various capital improvement projects related to its portfolio. As of March 31, 2026, the Company had approximately $4.0 million in commitments for capital improvement projects, of which $2.4 million primarily relates to three ongoing redevelopment projects of buildings into different healthcare uses, backed by long-term leases.

Legal Proceedings
The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company's Consolidated Financial Statements.

NOTE 14. SUBSEQUENT EVENTS

Dividend Declared
On April 30, 2026, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.48 per share. The dividend is payable on May 22, 2026 to stockholders of record on May 11, 2026.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements
This report and other materials that Community Healthcare Trust Incorporated (the "Company") has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by management of the Company, contain, or will contain, statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “believes”, “expects”, “may”, "will', “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates”, “anticipates” or other similar words or expressions, including the negative thereof. Forward-looking statements are based on certain assumptions and can include future expectations, future plans and strategies, financial and operating projections or other forward-looking information. Such forward-looking statements reflect management’s current beliefs and are based on information currently available to management. Because forward-looking statements relate to future events, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company’s control. Thus, the Company’s actual results and financial condition may differ materially from those indicated in such forward-looking statements. Some factors that might cause such a difference include the following: general volatility of the capital markets and the market price of the Company’s common stock, changes in the Company’s business strategy, availability, terms and deployment of capital, the Company’s ability to refinance existing indebtedness at or prior to maturity on favorable terms, or at all, changes in the real estate industry in general, interest rates or the general economy, adverse developments related to the healthcare industry, changes in governmental regulations, the degree and nature of the Company’s competition, the ability to consummate acquisitions under contract, catastrophic or extreme weather and other natural events and the physical effects of climate change, the occurrence of cyber incidents, effects on global and national markets as well as businesses resulting from increased inflation, changes in interest rates, supply chain disruptions, labor conditions, prolonged government shutdown or budgetary reductions or impasses, tariffs and global trade tensions, and/or conflicts in Ukraine and the Middle East, and other factors described in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and the Company’s other filings with the Securities and Exchange Commission from time to time. Readers are therefore cautioned not to place undue reliance on the forward-looking statements contained herein which speak only as of the date hereof. The Company intends these forward-looking statements to speak only as of the time of this report and the Company undertakes no obligation to update forward-looking statements, whether as a result of new information, future developments, or otherwise, except as may be required by law.

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
During the first three months of 2026, the Company acquired one inpatient rehabilitation facility totaling approximately 37,000 square feet for an aggregate purchase price and cash consideration of approximately $28.5 million. The property was 100.0% leased with a lease expiration in 2044. The acquisition was funded with net proceeds from the Company's Revolving Credit Facility and from asset sales. See Note 4 – Real Estate Acquisition, Disposition, and Asset Held for Sale to the Condensed Consolidated Financial Statements for more details on this acquisition.

Acquisition Pipeline
The Company has four properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $99.0 million. The Company anticipates closing on these properties throughout 2026 and 2027; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close. The Company expects to fund these acquisitions with cash from operations, with net proceeds from equity or debt issuances, with the Company's Revolving Credit Facility, or from asset sales.

Asset Dispositions
During the first quarter of 2026, the Company disposed of a building in Florida, classified as an asset held for sale, received net proceeds of approximately $5.2 million, and recognized an immaterial loss on the sale. The Company also received net cash proceeds of approximately $0.7 million for a property disposed of during the fourth quarter of 2025.

Leased Square Footage
As of March 31, 2026, our real estate portfolio was approximately 89.8% leased. During the first three months of 2026, we had expiring or terminated leases related to approximately 176,000 square feet, and we leased or renewed leases relating to approximately 136,000 square feet.

Purchase Option Provisions
Certain of the Company's leases provide the lessee with a purchase option or a right of first refusal to purchase the leased property. The purchase option provisions generally allow the lessee to purchase the leased property at fair value or at an amount greater than the Company's gross investment in the leased property at the time of the purchase. At March 31, 2026, the Company had an aggregate gross investment of approximately $42.0 million in 13 real estate properties with purchase options exercisable at March 31, 2026 that had not been exercised.

Interest Expense
On March 29, 2026, the Company's interest rate swaps that had fixed the interest rate on $75.0 million of its Revolving Credit Facility balance matured. The Company has not entered into new interest rate swaps to fix the interest rate on the $75.0 million, and it will be under a floating rate. The floating rate for the Revolving Credit Facility at March 31, 2026 was approximately 5.3%. See Note 5 – Debt, net and Note 6 – Derivative Financial Instruments for more details on the Company's debt and interest rate swaps.

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
The Company's results of operations for the three months ended March 31, 2026 compared to the same period in 2025 were impacted by real estate acquisitions and dispositions, and interest expense, as well as other items discussed in more detail below.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Revenues
Rental income increased approximately $1.5 million, or 5.2%, for the three months ended March 31, 2026 compared to the same period in 2025 due mainly to the following:

•Acquisitions of properties during 2025 and 2026 resulted in an increase in rental income of approximately $2.1 million in 2026 compared to 2025;

•Rental income related to the geriatric behavioral hospital tenant resulted in an increase in revenues of approximately $0.2 million for the three months ended March 31, 2026 as compared to the same period in 2025; offset partially by

•Dispositions of properties during 2025 and 2026 resulted in a decrease in rental income of approximately $0.6 million in 2026 compared to 2025;

•In the second quarter of 2025, the Company extended a lease with a tenant upon its expiration which converted it from an operating lease to a sales-type lease, resulting in a decrease in rental revenue of approximately $0.1 million for the three months ended March 31, 2026 compared to the same period in 2025; and

•The remaining $0.1 million decrease resulted from net leasing activities.

Other operating interest decreased approximately $0.1 million for the three months ended March 31, 2026 compared to the same period in 2025 due mainly to a loan maturity in 2025.

Expenses
Property operating expenses increased approximately $0.3 million, or 4.5%, for the three months ended March 31, 2026 compared to the same period in 2025 due mainly to the following:

•Property tax expense resulted in an increase of approximately $0.2 million;

•Utilities expenses increased approximately $0.1 million;

•Landscaping expenses, including snow plow expenses increased approximately $0.1 million; and

•A reduction of expenses totaling approximately $0.1 million due to properties sold during 2026 and 2025.

Depreciation and amortization expense decreased by approximately $0.3 million, or 2.6%, for the three months ended March 31, 2026 compared to the same period in 2025 impacted by the following:

•Fully amortized real estate lease intangibles which generally have a shorter depreciable life than a building resulted in a decrease of approximately $0.6 million;

•Depreciation and amortization on real estate sold during 2026 and 2025 resulted in a decrease of approximately $0.3 million; offset partially by

•Depreciation and amortization on real estate acquired during 2026 and 2025 resulted in an increase of approximately $0.4 million; and

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

•Depreciation on tenant and other capital improvements resulted in an increase of approximately $0.2 million.

Interest expense
Interest expense increased approximately $0.4 million, or 7.0%, for the three months ended March 31, 2026 compared to the same period in 2025 due mainly to an increase in the weighted average balance on the Credit Facility.

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

Funds from Operations ("FFO") and Adjusted Funds from Operations ("AFFO")
FFO is an operating performance measure adopted by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”). NAREIT defines FFO as the most commonly accepted and reported measure of a REIT’s operating performance equal to net income (calculated in accordance with GAAP), excluding gains or losses from the sale of certain real estate assets, gains and losses from change in control, impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity, plus depreciation and amortization related to real estate properties, and after adjustments for unconsolidated partnerships and joint ventures.. NAREIT also provides REITs with an option to exclude gains, losses and impairments of assets that are incidental to the main business of the REIT from the calculation of FFO.

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

Management believes that net income, as defined by GAAP, is the most appropriate earnings measurement. However, management believes FFO, AFFO, FFO per share and AFFO per share provide an understanding of the operating performance of the Company’s properties without giving effect to certain significant non-cash items, primarily depreciation and amortization expense. Historical cost accounting for real estate assets in accordance with

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
GAAP assumes that the value of real estate assets diminishes predictably over time. However, real estate values instead have historically risen or fallen with market conditions. The Company believes that by excluding the effect of depreciation, amortization, impairments and gains or losses from sales of real estate, losses and impairment of incidental assets, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO, AFFO, FFO per share and AFFO per share can facilitate comparisons of operating performance between periods. The table below reconciles net income to FFO and AFFO for the three months ended March 31, 2026 compared to the same period in 2025.

	Three Months Ended March 31,
(In thousands, except per share amounts)	2026	2025
Net income	$2,548	$1,591
Real estate depreciation and amortization	10,805	11,077
Loss on sale of real estate assets	46	—
FFO	13,399	12,668
Straight-line rent	(760)	(639)
Stock-based compensation	2,711	2,710
AFFO	$15,350	$14,739
FFO per diluted common share	$0.49	$0.47
AFFO per diluted common share	$0.56	$0.55
Weighted average common shares outstanding - diluted (1)	27,570	27,007
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

The table below reconciles net income to NOI for the three months ended March 31, 2026 compared to the same period in 2025.

	Three Months Ended March 31,
(In thousands)	2026	2025
Net income	$2,548	$1,591
General and administrative	5,108	5,100
Depreciation and amortization	10,657	10,943
Loss on sale of real estate assets	46	—
Interest expense	6,799	6,352
Interest and other income, net	(3)	(3)
NOI	$25,155	$23,983

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
The table below reconciles net income to EBITDAre and Adjusted EBITDAre for the three months ended March 31, 2026 compared to the same period in 2025.

	Three Months Ended March 31,
(In thousands)	2026	2025
Net income	$2,548	$1,591
Interest expense	6,799	6,352
Depreciation and amortization	10,657	10,943
Loss on sale of real estate assets	46	—
EBITDAre	$20,050	$18,886
Non-cash stock-based compensation expense	2,711	2,710
Adjusted EBITDAre	$22,761	$21,596

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

Sources and Uses of Cash
The Company derives most of its revenues from its real estate properties, collecting rental income and operating expense reimbursements based on contractual arrangements with its tenants. These sources of revenue represent our primary source of liquidity to fund our dividends, general and administrative expenses, property operating expenses, interest expense on our Credit Facility and other expenses incurred related to managing our existing portfolio and investing in existing or in additional properties. To the extent additional resources are needed, the Company will fund its investment activity generally with net proceeds from equity or debt issuances, including our at-the-market equity offering program, either in the public or private markets, from our Credit Facility, or from asset sales.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Operating Activities
Cash flows provided by operating activities for the three months ended March 31, 2026 and 2025 were approximately $13.7 million and $14.4 million, respectively. Cash flows provided by operating activities were generally provided by contractual rents, net of property operating expenses not reimbursed by the tenants, general and administrative expenses, and interest expense paid on our Credit Facility.

Investing Activities
Cash flows used in investing activities for the three months ended March 31, 2026 and 2025 were approximately $27.5 million and $12.6 million, respectively. During the three months ended March 31, 2026, the Company invested in one property for cash consideration of approximately $28.5 million, received cash consideration totaling approximately $5.9 million on dispositions, received payments on its notes totaling $0.2 million and funded capital expenditures and tenant improvements on its existing portfolio totaling approximately $5.0 million.

During the three months ended March 31, 2025, the Company invested in one property for cash consideration of approximately $9.7 million (initially accounted for as a sale-leaseback financing transaction until the lease commenced during the second quarter of 2025), received payments on its notes receivable totaling $1.8 million and funded capital expenditures and tenant improvements on its existing portfolio totaling approximately $4.7 million.

Financing Activities
Cash flows provided by financing activities for the three months ended March 31, 2026 were approximately $13.0 million and cash flows used in financing activities for the three months ended March 31, 2025 were $3.9 million. During the three months ended March 31, 2026, the Company borrowed $27.0 million under its Revolving Credit Facility and paid dividends totaling approximately $13.7 million. Also, upon the vesting of stock-based awards for certain employees, the Company withheld shares and paid taxes totaling approximately $0.3 million on behalf of employees.

During the three months ended March 31, 2025, the Company borrowed a net amount of $10.0 million under its Revolving Credit Facility and paid dividends totaling approximately $13.3 million. Also, upon the vesting of stock-based awards for certain employees, withheld shares and paid taxes totaling approximately $0.4 million on behalf of employees.

Acquisition Pipeline
The Company has four properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $99.0 million. The Company anticipates closing on these properties throughout 2026 and 2027; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close. The Company expects to fund these acquisitions with cash from operations, with net proceeds from equity or debt issuances, with the Company's Revolving Credit Facility, or from asset sales.

Tenant Improvements and Capital Improvements
Subject to Company approval, we may fund or reimburse tenants for tenant improvements, which are allowed for in certain leases, of up to approximately $29.8 million as of March 31, 2026. At March 31, 2026, $4.6 million of this commitment relates primarily to two redevelopment projects on buildings with tenants backed by long-term leases.

The Company has also entered into contracts regarding certain capital expenditures with remaining commitments totaling approximately $4.0 million as of March 31, 2026. At March 31, 2026, $2.4 million of this commitment relates primarily to three redevelopment projects of buildings into different healthcare uses backed by long-term leases.

The Company expects to fund these expenditures with cash from operations, with net proceeds from equity or debt issuances, from our Credit Facility, or from asset sales.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Credit Facility
At March 31, 2026, the Company had $285.0 million outstanding on its Revolving Credit Facility with a maturity on October 16, 2029. In addition, the Company has $275.0 million outstanding in Term Loans with expirations beginning in 2028 through 2030. The Company has entered into interest rate swaps to fix the interest rates on $275.0 million of the Term Loans, with maturities matching the maturity dates of the notes. The interest rate swaps that fixed the interest rates on $75.0 million of the Revolving Credit Facility matured on March 29, 2026. See Note 5 – Debt, net to the Condensed Consolidated Financial Statements which provide more details on the Company's Credit Facility. At March 31, 2026, the Company had borrowing capacity remaining under the Revolving Credit Facility of approximately $115.0 million.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. The Company was in compliance with its financial covenants under its Credit Facility as of March 31, 2026.

Ground Leases
At March 31, 2026, the Company was obligated, as the lessee, under four non-prepaid ground leases accounted for as operating leases with expiration dates, including renewal options, through 2076, and two non-prepaid ground leases accounted for as financing leases with expiration dates through 2109, including renewal options. Any rental increases related to the Company's ground leases are generally either stated or based on the Consumer Price Index. At March 31, 2026, the Company's aggregate obligation under these ground leases was approximately $8.5 million, of which $0.1 million is due during the remainder of 2026 and $0.2 million is due in 2027. See Note 3 – Real Estate Leases to the Condensed Consolidated Financial Statements.

Notes Receivable
The Company has a note with a tenant with unfunded commitments remaining totaling $5.8 million at March 31, 2026. Any future requests for borrowings under the revolving credit facility from this tenant will require review and approval by management. See Note 10 – Other Assets, net to the Condensed Consolidated Financial Statements.

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

ATM Program
Under the ATM Program, the Company may issue and sell shares of its common stock, having an aggregate gross sales price of up to $300.0 million, exclusive of shares of common stock sold under its prior agreements with our Agents. The shares of common stock may be sold from time to time through or to one or more of the Agents, as may be determined by the Company in its sole discretion, subject to the terms and conditions of the third amended and restated sales agency agreement and applicable law. In addition, the Company may enter into one or more forward sales agreements under the ATM Program. As of March 31, 2026, the Company had $300.0 million remaining that may be issued under the ATM Program.

Security Deposits
As of March 31, 2026, the Company held approximately $2.6 million in security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon the security deposits if there are any defaults under the leases.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dividends
The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT.

On April 30, 2026, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.48 per share. The dividend is payable on May 22, 2026 to stockholders of record on May 11, 2026. This rate equates to an annualized dividend of $1.92 per share.

The ability of the Company to pay dividends is dependent upon its ability to generate cash flows and to make accretive new investments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We may use certain derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We will not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based on a notional amount of principal. Under the most common form of interest rate swap, known from our perspective as a floating-to-fixed interest rate swap, a series of floating, or variable, rate payments on a notional amount of principal is exchanged for a series of fixed interest rate payments on such notional amount. During the three months ended March 31, 2026, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, other than the expiration of the $75.0 million of interest rate swaps discussed in Note 5 – Debt, net to the Condensed Consolidated Financial Statements.

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

Changes In Internal Control Over Financial Reporting
There were no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in our Quarterly Reports on Form 10-Q for the current year, an investor should consider the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2025 and other reports that may be filed by the Company. There were no material changes in the risk factors presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2026, the Company canceled shares of the Company's common stock to satisfy employee tax withholding obligations upon the vesting of stock-based awards, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares purchased as part of publicly announced plans or programs	Maximum Number of Shares that may yet be purchased under the plans or programs
January 1 - January 31	17,830	$16.70	—	—
February 1 - February 28	—	$—	—	—
March 1 - March 31	—	$—	—	—
Total	17,830

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

Rule 10b5-1

During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.    EXHIBITS
The exhibits required by Item 601 of Regulation S-K which are filed with this report are listed in the Exhibit Index and are hereby incorporated in by reference.
EXHIBIT INDEX

Exhibit No.	Description
3.1	Corporate Charter of Community Healthcare Trust Incorporated, as amended (1)
3.2	Amended and Restated Bylaws of Community Healthcare Trust Incorporated (2)
10.1 †	Community Healthcare Trust Incorporated Fourth Amended And Restated Alignment Of Interest Program Amendment No. 2 (3)
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
Date: May 5, 2026

COMMUNITY HEALTHCARE TRUST INCORPORATED

By:	/s/ David H. Dupuy
David H. Dupuy
Chief Executive Officer and President

By:	/s/ William G. Monroe IV
William G. Monroe IV
Executive Vice President and Chief Financial Officer