Form 10-Q
period 2026-06-30
Community Healthcare Trust Inc
filed 2026-08-04
CIK 1631569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37401

Community Healthcare Trust Incorporated
(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-5212033
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
Yes  ☐     No ☒
The Registrant had 28,653,842 shares of Common Stock, $0.01 par value per share, outstanding as of July 28, 2026.

COMMUNITY HEALTHCARE TRUST INCORPORATED
FORM 10-Q
JUNE 30, 2026

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	(Unaudited)
	June 30, 2026	December 31, 2025
ASSETS
Real estate properties
Land and land improvements	$163,506	$154,673
Buildings, improvements, and lease intangibles	1,077,295	1,047,743
Personal property	814	813
Total real estate properties	1,241,615	1,203,229
Less accumulated depreciation	(301,593)	(280,316)
Total real estate properties, net	940,022	922,913
Cash and cash equivalents	2,673	3,340
Assets held for sale, net	—	5,265
Other assets, net	60,900	59,239
Total assets	$1,003,595	$990,757

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Debt, net	$559,321	$532,199
Accounts payable and accrued liabilities	17,691	14,925
Other liabilities, net	12,341	14,246
Total liabilities	589,353	561,370

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; 50,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 450,000 shares authorized; 28,655 and 28,471 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	287	285
Additional paid-in capital	722,454	717,450
Cumulative net income	95,689	90,777
Accumulated other comprehensive income	9,047	6,691
Cumulative dividends	(413,235)	(385,816)
Total stockholders’ equity	414,242	429,387
Total liabilities and stockholders' equity	$1,003,595	$990,757

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025
(Unaudited; Dollars and shares in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUES
Rental income	$30,971	$30,128	$62,240	$59,858
Other operating interest	253	(1,043)	508	(695)
	31,224	29,085	62,748	59,163

EXPENSES
Property operating	5,865	5,585	12,234	11,680
General and administrative (1)	4,890	10,559	9,998	15,659
Depreciation and amortization	10,738	10,879	21,395	21,822
	21,493	27,023	43,627	49,161

OTHER (EXPENSE) INCOME
Gains on sale, net of loss and impairment of real estate assets	46	640	—	640
Interest expense	(7,428)	(6,592)	(14,227)	(12,944)
Credit loss reserve	—	(8,672)	—	(8,672)
Deferred income tax benefit	12	—	12	—
Interest and other income, net	3	5	6	8
	(7,367)	(14,619)	(14,209)	(20,968)

NET INCOME (LOSS)	$2,364	$(12,557)	$4,912	$(10,966)

Net income (loss) per common share - Basic & Diluted	$0.06	$(0.50)	$0.12	$(0.47)
Weighted Average Common Shares Outstanding- Basic & Diluted	27,016	26,803	27,004	26,768
___________
(1) General and administrative expenses for the three and six months ended June 30, 2026 included stock-based compensation expense totaling approximately $2.8 million and $5.5 million, respectively. General and administrative expenses for the three and six months ended June 30, 2025 included severance and transition-related expenses totaling $1.3 million and non-cash stock-based compensation expense totaling approximately $7.1 million and $9.8 million, respectively, each including accelerated amortization of $4.6 million related to the termination of a former executive officer. See Note 9 – Stock Incentive Plan.

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025
(Unaudited; Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

NET INCOME (LOSS)	$2,364	$(12,557)	$4,912	$(10,966)
Other comprehensive income (loss):
Increase (decrease) in fair value of cash flow hedges	2,571	(1,463)	4,494	(4,876)
Reclassification for amounts recognized as interest expense	(919)	(1,818)	(2,138)	(3,634)
Total other comprehensive income (loss)	1,652	(3,281)	2,356	(8,510)
COMPREHENSIVE INCOME (LOSS)	$4,016	$(15,838)	$7,268	$(19,476)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026
(Unaudited; Dollars and shares in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid in Capital	Cumulative Net Income	Accumulated Other Comprehensive Income	Cumulative Dividends	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2026	—	$—	28,572	$286	$719,819	$93,325	$7,395	$(399,482)	$421,343
Issuance costs on stock-based compensation	—	—	—	—	(42)	—	—	—	(42)
Stock-based compensation, net of forfeitures	—	—	89	1	2,777	—	—	—	2,778
Shares withheld on vesting of stock-based compensation	—	—	(6)	—	(100)	—	—	—	(100)
Increase in fair value of cash flow hedges	—	—	—	—	—	—	2,571	—	2,571
Reclassification for amounts recognized as interest expense	—	—	—	—	—	—	(919)	—	(919)
Net income	—	—	—	—	—	2,364	—	—	2,364
Dividends to common stockholders ($0.4800 per share)	—	—	—	—	—	—	—	(13,753)	(13,753)
Balance at June 30, 2026	—	$—	28,655	$287	$722,454	$95,689	$9,047	$(413,235)	$414,242

Balance at December 31, 2025	—	$—	28,471	$285	$717,450	$90,777	$6,691	$(385,816)	$429,387
Issuance costs on stock-based compensation	—	—	—	—	(85)	—	—	—	(85)
Stock-based compensation, net of forfeitures	—	—	208	2	5,487	—	—	—	5,489
Shares withheld on vesting of stock-based compensation	—	—	(24)	—	(398)	—	—	—	(398)
Increase in fair value of cash flow hedges	—	—	—	—	—	—	4,494	—	4,494
Reclassification for amounts recognized as interest expense	—	—	—	—	—	—	(2,138)	—	(2,138)
Net income	—	—	—	—	—	4,912	—	—	4,912
Dividends to common stockholders ($0.9575 per share)	—	—	—	—	—	—	—	(27,419)	(27,419)
Balance at June 30, 2026	—	$—	28,655	$287	$722,454	$95,689	$9,047	$(413,235)	$414,242

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025
(Unaudited; Dollars and shares in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid in Capital	Cumulative Net Income	Accumulated Other Comprehensive Income	Cumulative Dividends	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2025	—	$—	28,339	$283	$706,776	$87,266	$12,402	$(345,406)	$461,321
Issuance costs on stock-based compensation	—	—	—	—	(84)	—	—	—	(84)
Stock-based compensation, net of forfeitures	—	—	109	1	7,121	—	—	—	7,122
Shares withheld on vesting of stock-based compensation	—	—	(80)	—	(1,315)	—	—	—	(1,315)
Decrease in fair value of cash flow hedges	—	—	—	—	—	—	(1,463)	—	(1,463)
Reclassification for amounts recognized as interest expense	—	—	—	—	—	—	(1,818)	—	(1,818)
Net loss	—	—	—	—	—	(12,557)	—	—	(12,557)
Dividends to common stockholders ($0.4700 per share)	—	—	—	—	—	—	—	(13,386)	(13,386)
Balance at June 30, 2025	—	$—	28,368	$284	$712,498	$74,709	$9,121	$(358,792)	$437,820

Balance at December 31, 2024	—	$—	28,242	$282	$704,524	$85,675	$17,631	$(332,147)	$475,965
Issuance costs on stock-based compensation	—	—	—	—	(121)	—	—	—	(121)
Stock-based compensation, net of forfeitures	—	—	228	2	9,830	—	—	—	9,832
Shares withheld on vesting of stock-based compensation	—	—	(102)	—	(1,735)	—	—	—	(1,735)
Decrease in fair value of cash flow hedges	—	—	—	—		—	(4,876)	—	(4,876)
Reclassification for amounts recognized as interest expense	—	—	—	—	—	—	(3,634)	—	(3,634)
Net loss	—	—	—	—	—	(10,966)	—	—	(10,966)
Dividends to common stockholders ($0.9375 per share)	—	—	—	—	—	—	—	(26,645)	(26,645)
Balance at June 30, 2025	—	$—	28,368	$284	$712,498	$74,709	$9,121	$(358,792)	$437,820

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES
Net income (loss)	$4,912	$(10,966)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,395	21,822
Other amortization	792	544
Stock-based compensation	5,489	5,241
Accelerated amortization of stock-based compensation	—	4,591
Straight-line rent receivable	(1,351)	(1,823)
Gain on sales, net of loss and impairment of real estate assets	—	(640)
Credit loss reserve	—	8,672
Changes in operating assets and liabilities:
Other assets	1,246	1,668
Accounts payable and accrued liabilities	402	558
Other liabilities	(1,612)	(1,459)
Net cash provided by operating activities	31,273	28,208

INVESTING ACTIVITIES
Acquisitions of real estate	(28,514)	(9,711)
Proceeds from sale of real estate	6,276	615
Proceeds from the repayment of notes receivable	300	4,975
Capital expenditures on existing real estate properties	(9,153)	(8,911)
Net cash used in investing activities	(31,091)	(13,032)

FINANCING ACTIVITIES
Net borrowings on revolving credit facility	27,000	14,000
Dividends paid	(27,419)	(26,645)
Taxes paid on behalf of employees and shares withheld upon shares vesting	(398)	(1,735)
Equity issuance costs	(32)	(317)
Net cash used in financing activities	(849)	(14,697)
(Decrease) Increase in cash and cash equivalents	(667)	479
Cash and cash equivalents, beginning of period	3,340	4,384
Cash and cash equivalents, end of period	$2,673	$4,863

Supplemental Cash Flow Information:
Interest paid (net of capitalized interest)	$13,704	$12,420
Invoices accrued for construction, tenant improvement, and other capitalized costs	$7,723	$4,148
Reclassification between other assets and proceeds from sale of real estate	$664	$—
Reclassification of registration statement costs to equity issuance costs	$85	$121
Increase (decrease) in fair value of cash flow hedges	$4,494	$(4,876)
Income taxes paid	$80	$20
Capitalized interest	$111	$80
See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTHCARE TRUST INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Overview
Community Healthcare Trust Incorporated (the ‘‘Company’’, ‘‘we’’, ‘‘our’’) was organized in the State of Maryland on March 28, 2014. The Company is a fully-integrated healthcare real estate company that owns and acquires real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers. As of June 30, 2026, the Company had gross investments of approximately $1.2 billion in 197 real estate properties (including one property, with sales-type leases, with a gross investment totaling approximately $8.1 million). The properties are located in 36 states, totaling approximately 4.5 million square feet in the aggregate, and are approximately 89.8% leased, with a weighted average remaining lease term of approximately 7.2 years. Any references to square footage, property count, or occupancy percentages, and any amounts derived from these values in these notes to the Condensed Consolidated Financial Statements, are outside the scope of our independent registered public accounting firm's review.

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

Segment Reporting
The Company invests in healthcare-related real estate properties that are leased to hospitals, doctors, healthcare systems or other healthcare service providers throughout the U.S. The Company operates and manages its business as one reportable operating segment. Operating segments are defined as components of an enterprise where separate financial information is evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and assess performance. The Company's CODM is the Chief Executive Officer who reviews total consolidated assets and consolidated net income and assesses the performance of the Company's portfolio and makes operating decisions accordingly. There are no significant segment expenses which require disclosure other than the expenses presented on the Condensed Consolidated Statements of Operations.

Cash and Cash Equivalents
Cash and cash equivalents may include short-term investments with original maturities of three months or less when purchased. The carrying amounts approximate fair value due to the short-term maturity of these investments.

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

NOTE 2. REAL ESTATE INVESTMENTS

As of June 30, 2026, we had gross investments of approximately $1.2 billion in 197 real estate properties (including one property with sales-type leases with a gross investment totaling approximately $8.1 million). The Company's investments are diversified by property type, geographic location, and tenant as shown in the following tables:

Property Type	# of Properties	Gross Investment (in thousands)
Medical Office Building	92	$479,453
Inpatient Rehabilitation Hospitals	11	262,859
Acute Inpatient Behavioral	11	173,749
Specialty Centers	35	112,307
Physician Clinics	33	106,322
Surgical Centers and Hospitals	6	47,097
Behavioral Specialty Facilities	7	46,413
Long-term Acute Care Hospitals	2	21,484
Total	197	$1,249,684

Notes to Condensed Consolidated Financial Statements - Continued

State	# of Properties	Gross Investment (in thousands)
Florida	26	$187,969
Texas	15	165,691
Illinois	20	142,393
Ohio	25	117,042
Pennsylvania	15	67,967
All Others	96	568,622
Total	197	$1,249,684

Primary Tenant	# of Properties	Gross Investment (in thousands)
US HealthVest	3	$77,964
Lifepoint Health	4	67,719
PAM Health	2	55,035
All Others (less than 4%)	188	1,048,966
Total	197	$1,249,684

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

Future minimum lease payments under the non-cancelable operating leases due to the Company for the years ending December 31, as of June 30, 2026, are as follows (in thousands):

2026 (six months ending December 31)	$56,793
2027	108,511
2028	101,004
2029	89,934
2030	83,970
2031 and thereafter	464,517
$904,729

Rental income is recognized as earned over the life of the lease agreement on a straight-line basis when collection of rental payments over the term of the lease is probable. Straight-line rent increased rental income by approximately $0.6 million and $1.4 million for the three and six months ended June 30, 2026, respectively, and by $1.2 million and $1.8 million for the three and six months ended June 30, 2025, respectively.

Purchase Option Provisions
Certain of the Company's leases provide the lessee with a purchase option or a right of first refusal to purchase the leased property. The purchase option provisions generally allow the lessee to purchase the leased property at fair value or at an amount greater than the Company's gross investment in the leased property at the time of the purchase. The Company had an aggregate gross investment of approximately $38.2 million in 11 real estate properties with purchase options outstanding at June 30, 2026 that had not been exercised.

Notes to Condensed Consolidated Financial Statements - Continued

Sales-type Leases
The Company has one property with two sales-type leases with a net investment totaling approximately $7.8 million included in other assets, net on the Company's Condensed Consolidated Balance Sheets. Future lease payments due to the Company under these leases for the years ending December 31, as of June 30, 2026, are as follows (in thousands):

2026 (six months ending December 31)	$437
2027	888
2028	909
2029	932
2030	954
2031 and thereafter	8,664
Total undiscounted lease receivable	12,784
Discount	(5,013)
Lease receivable	$7,771

The Company recognized interest income of approximately $0.2 million during each of the three months ended June 30, 2026 and 2025, and recognized approximately $0.3 million and $0.2 million, respectively, for the six months ended June 30, 2026 and 2025, which is included in other operating interest on the Company's Condensed Consolidated Statements of Operations.

Lessee Accounting
At June 30, 2026, the Company was obligated, as the lessee, under four non-prepaid ground leases accounted for as operating leases with expiration dates, including renewal options, through 2076, and two non-prepaid ground leases accounted for as finance leases with expiration dates, including renewal options, through 2109. Any rental increases related to the Company's ground leases are generally either stated or based on the Consumer Price Index. The Company's future lease payments under these non-prepaid ground leases were as follows (in thousands):

	Operating	Financing
2026 (six months ending December 31)	$22	$77
2027	45	154
2028	46	154
2029	47	154
2030	48	154
2031 and thereafter	1,007	6,493
Total undiscounted lease payments	1,215	7,186
Discount	(472)	(3,948)
Lease liabilities	$743	$3,238

Notes to Condensed Consolidated Financial Statements - Continued
The following table discloses other information regarding the ground leases.

	Three Months Ended June 30,
	2026	2025
Operating leases:
Weighted-average remaining lease term in years (including renewal options)	32.1	33.3
Weighted-average discount rate	4.1%	4.0%

Financing leases:
Weighted-average remaining lease term in years (including renewal options)	37.4	38.4
Weighted-average discount rate	4.3%	4.3%

NOTE 4. REAL ESTATE ACQUISITION, DISPOSITION, AND ASSET HELD FOR SALE

Acquisition
During the first quarter of 2026, the Company acquired one real estate property as detailed in the table below. The property is 100% leased to a tenant with a lease expiration in 2044. Amounts reflected in revenues and net income for the property for the six months ended June 30, 2026 were approximately $1.1 million and $1.0 million, respectively, and transaction costs totaling approximately $19,000 were capitalized relating to the property acquisition.

The following table summarizes our property acquisitions for the six months ended June 30, 2026:

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

The following table summarizes the relative fair values of the assets acquired and liabilities assumed in the property acquisitions for the six months ended June 30, 2026:

	Estimated Fair Value	Weighted Average Useful Life
	(In thousands)	(In years)
Land and land improvements	7,877	22.0
Buildings and building improvements	20,642	50.0
Accounts payable, accrued liabilities and other liabilities acquired	(5)
Total cash consideration	$28,514

Asset Disposition and Asset Held for Sale
During the second quarter of 2026, the Company sold a property, received net proceeds of approximately $0.4 million, and recorded a $46,000 gain on sale. During the first quarter of 2026, the Company sold a property, received net proceeds of approximately $5.2 million, and recorded a $46,000 loss on sale. The property was classified as held for sale at December 31, 2025. During the first quarter of 2026, the Company also received net cash proceeds of approximately $0.7 million for a property disposed of during the fourth quarter of 2025.

Notes to Condensed Consolidated Financial Statements - Continued
The following table includes the asset held for sale at December 31, 2025. The Company had no assets held for sale at June 30, 2026.

(Dollars in thousands)	June 30, 2026	December 31, 2025
Balance Sheet data:
Land	$—	$1,047
Building, improvements, and lease intangibles	—	6,604
	—	7,651
Accumulated depreciation	—	(2,386)
Asset held for sale, net	$—	$5,265

NOTE 5. DEBT, NET

The table below details the Company's debt as of June 30, 2026 and December 31, 2025.

	Balance as of
(Dollars in thousands)	June 30, 2026	December 31, 2025	Maturity Dates

Credit Facility:
Revolving Credit Facility	$285,000	$258,000	10/2029
A-4 Term Loan, net	124,805	124,749	3/2028
A-5 Term Loan, net	149,516	149,450	3/2030
	$559,321	$532,199

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

Amounts outstanding under the Revolving Credit Facility bear interest at a floating rate based on the Company's option, on either: (i) adjusted term SOFR or adjusted daily simple SOFR plus 1.15% to 1.75%, plus a simple SOFR adjustment equal to 0.10% per annum, or (ii) a base rate plus 0.15% to 0.75% in each case, depending upon the Company’s leverage ratio. In addition, the Company is obligated to pay an annual fee equal to 0.20% of the amount of the unused portion of the Revolving Credit Facility if amounts borrowed are greater than 33.3% of the borrowing capacity under the Revolving Credit Facility and 0.25% of the unused portion of the Revolving Credit Facility if amounts borrowed are less than or equal to 33.3% of the borrowing capacity under the Revolving Credit Facility. At June 30, 2026, the Company had $285.0 million outstanding under the Revolving Credit Facility with a borrowing capacity remaining of $115.0 million and a floating rate of approximately 5.3%.

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

Notes to Condensed Consolidated Financial Statements - Continued
The Company has entered into interest rate swaps to fix certain interest rates on the Credit Facility. At June 30, 2026, the Company had fixed the $275.0 million outstanding under the Term Loans, which had an aggregate fixed weighted average interest rate under the swaps of approximately 4.7%. On March 29, 2026, the swaps that had previously fixed $75.0 million of the Revolving Credit Facility matured. The fixed rate of those matured swaps was 3.8%. See Note 6 – Derivative Financial Instruments for more details on the interest rate swaps.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. The Company was in compliance with its financial covenants under its Credit Facility as of June 30, 2026.

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

As of June 30, 2026, the Company had twelve outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk for notional amounts totaling $275.0 million, which mature between 2028 and 2030. Three previously outstanding interest rate swaps for notional amounts totaling $75.0 million matured on March 29, 2026. See Note 5 – Debt, net.

Tabular Disclosure of Fair Value of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025.

	Asset Derivatives Fair Value at			Liability Derivatives Fair Value at
(Dollars in thousands)	June 30, 2026	December 31, 2025	Balance Sheet Classification	June 30, 2026	December 31, 2025	Balance Sheet Classification
Interest rate swaps	$9,047	$6,691	Other assets, net	$—	$—	Other liabilities, net

The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income ("AOCI") and are subsequently reclassified to interest expense in the period that the hedged forecasted transaction affects earnings.

Notes to Condensed Consolidated Financial Statements - Continued
Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s Credit Facility. During the next twelve months, the Company estimates that an additional $4.4 million will be reclassified from AOCI as a decrease to interest expense on the Term Loans.

Tabular Disclosure of the Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Amount of unrealized gain (loss) recognized in OCI on derivative	$2,571	$(1,463)	$4,494	$(4,876)
Amount of gain reclassified from AOCI into interest expense	$(919)	$(1,818)	$(2,138)	$(3,634)
Total interest expense presented in the Condensed Consolidated Statements of Operations in which the effects of the cash flow hedges are recorded	$7,428	$6,592	$14,227	$12,944

Tabular Disclosures of Offsetting Derivatives
The tables below present a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of June 30, 2026 and December 31, 2025. As of June 30, 2026 and December 31, 2025 the Company did not have any derivatives in a liability position, therefore we do not present offsetting of derivative liabilities to be reconciled to the tabular disclosure of fair value.

Offsetting of Derivative Assets (as of June 30, 2026)
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$9,047	$—	$9,047	$—	$—	$9,047

Offsetting of Derivative Assets (as of December 31, 2025)
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$6,691	$—	$6,691	$—	$—	$6,691

Credit-risk-related Contingent Features
As of June 30, 2026, the Company had no derivatives in a net liability position. As of June 30, 2026, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company terminated these interest rate swaps or breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value.

Notes to Condensed Consolidated Financial Statements - Continued
NOTE 7. STOCKHOLDERS' EQUITY

Common Stock
The following table provides a reconciliation of the beginning and ending common stock balances for the six months ended June 30, 2026 and for the year ended December 31, 2025:

(In thousands)	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Balance, beginning of period	28,471	28,242
Vested RSUs	22	28
Restricted stock issued, net of withheld shares and forfeitures	162	201
Balance, end of period	28,655	28,471

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

The Company did not issue any shares under the ATM Program during the six months ended June 30, 2026. As of June 30, 2026, the Company had $300.0 million remaining that may be issued under the ATM Program.

NOTE 8. NET INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income (loss) per common share for the three and six months ended June 30, 2026 and 2025, respectively. Net income (loss) available to common stockholders excludes dividends paid on participating securities which include restricted stock and time-based RSUs. Dividends accrue but are not paid on unvested performance-based RSUs.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2026	2025	2026	2025
Net income (loss)	$2,364	$(12,557)	$4,912	$(10,966)
Participating securities' share in earnings	(786)	(770)	(1,560)	(1,528)
Net income (loss), less participating securities' share in earnings	$1,578	$(13,327)	$3,352	$(12,494)

Weighted average Common Shares outstanding
Weighted average Common Shares outstanding	28,606	28,364	28,582	28,344
Unvested restricted shares	(1,590)	(1,561)	(1,578)	(1,576)
Weighted average Common Shares outstanding –Basic & Diluted	27,016	26,803	27,004	26,768
Net Income (Loss) Per Common Share - Basic & Diluted	$0.06	$(0.50)	$0.12	$(0.47)

Notes to Condensed Consolidated Financial Statements - Continued
NOTE 9. STOCK INCENTIVE PLAN

Restricted Stock Awards
A summary of restricted stock award activity for the three and six months ended June 30, 2026 and 2025 is included in the table below, as well as compensation expense recognized from the amortization of the value of shares over the applicable amortization periods.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in thousands)	2026	2025	2026	2025
Stock-based awards, beginning of period	1,573	1,598	1,518	1,560
Stock in lieu of compensation	23	28	83	89
Stock awards	44	56	103	114
Total stock granted	67	84	186	203
Vested shares	(32)	(225)	(95)	(306)
Forfeited shares	—	(2)	(1)	(2)
Stock-based awards, end of period	1,608	1,455	1,608	1,455
Amortization expense (1)	$2,340	$6,735	$4,618	$9,360
______________
(1) Amortization expense for the six months ended June 30, 2025 includes accelerated amortization totaling $4.4 million related to the termination of a former executive officer.

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

On May 7, 2026, pursuant to the 2024 Incentive Plan, the Company granted an aggregate of 31,110 shares of restricted stock to its Board of Directors, which will cliff vest in three years. On May 21, 2026, pursuant to the 2024 Incentive Plan and the Fourth Amended and Restated Alignment of Interest Program, the Company granted an aggregate of 35,055 shares of restricted stock to its Board of Directors, in lieu of fees, that will cliff vest in three years. Of the shares granted, 21,908 shares of restricted stock were granted in lieu of compensation from the program pool and 13,147 shares of restricted stock were awarded based on the restriction period elected from the plan pool.

Notes to Condensed Consolidated Financial Statements - Continued
Restricted Stock Units
A summary of the Company's restricted stock unit (RSU) activity during the three and six months ended June 30, 2026 and 2025, respectively, is included in the table below, as well as compensation expense recognized from the amortization of the value of RSUs over the applicable amortization periods.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and RSUs in thousands)	2026	2025	2026	2025
Restricted Stock Units, beginning of period	205	123	205	123
Vested RSUs (1)	(22)	(28)	(22)	(28)
Forfeited RSUs(2)	(86)	—	(86)	—
Restricted Stock Units, end of period	97	95	97	95
Amortization expense(3)	$438	$230	$871	$472
______________
(1) The number of time-based RSUs granted were based on target levels and vest ratably on June 30 of each year of the respective three-year periods ending June 30, 2026 and 2028, provided the recipient remains continuously employed by the Company on each such date.

(2) RSUs with a 3-year performance period ended June 30, 2026 did not meet required performance levels and were forfeited.
(3) Amortization expense of RSUs for the three and six months ended June 30, 2025 includes accelerated amortization totaling $0.2 million related to the termination of a former executive officer.

NOTE 10. OTHER ASSETS, NET

Other assets, net on the Company's Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 are detailed in the table below.

	Balance as of
(Dollars in thousands)	June 30, 2026	December 31, 2025
Straight-line rent receivables, net	$24,341	$22,987
Fair value of interest rate swaps	9,047	6,691
Sales-type lessor receivables	7,771	7,894
Leasing commissions, net	6,285	5,253
Deferred financing costs, net	2,559	2,947
Financing lease right-of-use assets	2,339	2,368
Mortgage note receivable	2,000	2,000
Notes receivable, net of credit loss reserve	1,530	1,830
Accounts and interest receivables, net	1,505	2,585
Above-market intangible assets, net	1,088	1,307
Prepaid assets	682	1,547
Operating lease right of use assets	651	667
Other	1,102	1,163
Total other assets, net	$60,900	$59,239

The Company's notes and mortgage note receivable included the following at June 30, 2026 and December 31, 2025:

•At June 30, 2026 and December 31, 2025, notes receivable included a $17.0 million term loan and a $2.7 million revolving credit facility secured by assets and ownership interests of six geriatric behavioral hospitals and affiliated companies all of which are co-borrowers on the loans. The notes and interest receivables on these notes are fully reserved. At June 30, 2026, the Company had an unfunded commitment of $5.8 million on the revolving credit facility, however, any additional amounts requested by the borrower require Company management approval.

Notes to Condensed Consolidated Financial Statements - Continued
•At June 30, 2026 and December 31, 2025, notes receivable included a revolving credit facility with a borrower totaling $1.5 million and $1.8 million, respectively. The outstanding balance of the revolving credit facility will be repaid in monthly installments of $50,000 through the maturity date of April 1, 2027 with a balloon payment due at maturity. The revolving credit facility bears interest at 9% per annum, as well as a 3% per annum non-cash interest charge that is due and payable upon the earlier of the repayment or maturity of the note.

•At June 30, 2026 and December 31, 2025, the Company had a $2.0 million mortgage note receivable with a developer which is secured by the land, improvements, and personal property. The mortgage loan, which bears interest at 10% per annum, will be interest only until the principal is due at the earlier of the sale of the property, or August 15, 2027.

The Company identified the borrowers of these notes as variable interest entities ("VIEs"), but management determined that the Company was not the primary beneficiary of the VIEs because we lack either directly or through related parties any material decision-making rights or control of the entities that impact the borrowers' economic performance. We are not obligated to provide support beyond our stated commitment to the borrowers, and accordingly our maximum exposure to loss as a result of this relationship is limited to the amount of our outstanding notes receivable. The VIEs that we have identified at June 30, 2026 are summarized in the table below.

Classification	Carrying Amount (in thousands)	Maximum Exposure to Loss (in thousands)
Note receivable (revolving credit facility)	$1,530	$1,530
Note receivable (mortgage note)	$2,000	$2,000

NOTE 11. OTHER LIABILITIES, NET

Other liabilities, net on the Company's Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 are detailed in the table below.

	Balance as of
(Dollars in thousands)	June 30, 2026	December 31, 2025
Prepaid rent	$4,433	$6,034
Security deposits	2,632	2,596
Below-market lease intangibles, net	1,285	1,583
Financing lease liability	3,238	3,246
Operating lease liability	743	750
Other	10	37
Total other liabilities, net	$12,341	$14,246

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

Notes to Condensed Consolidated Financial Statements - Continued

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

The table below details the fair values and carrying values for our notes and mortgage note receivable, and interest rate swaps at June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes and mortgage note receivable, level 2	$3,530	$3,588	$3,830	$3,964
Notes receivable, net of credit loss, level 3(1)(2)	$—	$—	$—	$—
Interest rate swap asset	$9,047	$9,047	$6,691	$6,691
___________________
(1) These notes were fully reserved as of June 30, 2025 and the fair value measurement of these notes moved from utilizing Level 2 inputs to utilizing Level 3 inputs, based on its estimated value of the underlying collateral.
(2) Calculated utilizing Level 3 inputs at June 30, 2026 and December 31, 2025. See the table below for Level 3 activity for the six months ended June 30, 2026 and the year ended December 31, 2025.

	Level 3 Inputs
Notes Receivable:	June 30, 2026	December 31, 2025
Beginning fair value	$—	$10,547
Payments	—	(1,875)
Credit loss reserve	—	(8,672)
Ending fair value	$—	$—

NOTE 13. COMMITMENTS AND CONTINGENCIES

Tenant Improvements
The Company may provide tenant improvement allowances in new or renewal leases for the purpose of refurbishing or renovating tenant space. The Company may also assume tenant improvement obligations included in leases acquired in its real estate acquisitions. As of June 30, 2026, the Company had approximately $30.0 million in commitments for tenant improvements, of which $4.2 million primarily relates to three ongoing redevelopment projects of buildings into different healthcare uses, backed by long-term leases.

Capital Improvements
The Company has entered into contracts with various vendors for various capital improvement projects related to its portfolio. As of June 30, 2026, the Company had approximately $4.2 million in commitments for capital improvement projects, of which $2.2 million primarily relates to three ongoing redevelopment projects of buildings into different healthcare uses, backed by long-term leases.

Legal Proceedings
The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company's Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements - Continued
NOTE 14. SUBSEQUENT EVENTS

Dividend Declared
On August 4, 2026, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.33 per share. The dividend is payable on August 31, 2026 to stockholders of record on August 19, 2026.

RSU Issuances
On July 30, 2026, the Company granted the following performance-based and time-based RSUs to its executive officers under the Fourth Amended and Restated Executive Officer Incentive Program:

(RSUs in thousands)	Absolute TSR Performance-based RSUs (1)	Relative TSR Performance-based RSUs (1)	Time-based RSUs (2)

Number of RSUs granted	29	29	34
__________
(1) The number of Performance-based RSUs granted were based on target levels. Actual number of shares granted will be based on performance at the end of the performance period which is June 30, 2029.
(2) The number of Time-based RSUs granted were based on target levels and will vest ratably on each of June 30, 2027, 2028, and 2029.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward-Looking Statements
This report and other materials that Community Healthcare Trust Incorporated (the "Company") has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by management of the Company, contain, or will contain, statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “believes”, “expects”, “may”, "will”, “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates”, “anticipates” or other similar words or expressions, including the negative thereof. Forward-looking statements are based on certain assumptions and can include future expectations, future plans and strategies, financial and operating projections or other forward-looking information. Such forward-looking statements reflect management’s current beliefs and are based on information currently available to management. Because forward-looking statements relate to future events, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company’s control. Thus, the Company’s actual results and financial condition may differ materially from those indicated in such forward-looking statements. Some factors that might cause such a difference include the following: general volatility of the capital markets and the market price of the Company’s common stock, changes in the Company’s business strategy, availability, terms and deployment of capital, the Company’s ability to refinance existing indebtedness at or prior to maturity on favorable terms, or at all, changes in the real estate industry in general, interest rates or the general economy, adverse developments related to the healthcare industry, changes in governmental regulations, the degree and nature of the Company’s competition, the ability to consummate acquisitions under contract, catastrophic or extreme weather and other natural events and the physical effects of climate change, the occurrence of cyber incidents, effects on global and national markets as well as businesses resulting from increased inflation, changes in interest rates, supply chain disruptions, labor conditions, prolonged government shutdown or budgetary reductions or impasses, tariffs and global trade tensions, and/or conflicts in Ukraine and the Middle East, and other factors described in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and the Company’s other filings with the Securities and Exchange Commission from time to time. Readers are therefore cautioned not to place undue reliance on the forward-looking statements contained herein which speak only as of the date hereof. The Company intends these forward-looking statements to speak only as of the time of this report and the Company undertakes no obligation to update forward-looking statements, whether as a result of new information, future developments, or otherwise, except as may be required by law.

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
During the first quarter of 2026, the Company acquired one inpatient rehabilitation facility totaling approximately 37,151 square feet for an aggregate purchase price and cash consideration of approximately $28.5 million. The property was 100.0% leased with a lease expiration in 2044. The acquisition was funded with net proceeds from the Company's Revolving Credit Facility and from asset sales. See Note 4 – Real Estate Acquisition, Disposition, and Asset Held for Sale to the Condensed Consolidated Financial Statements for more details on this acquisition.

Acquisition Pipeline
The Company has four properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $99.0 million. The Company anticipates closing on one of these properties in the third quarter of 2026 and another in the fourth quarter of 2026 and the remaining two properties in 2027; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close. The Company expects to fund these acquisitions with cash from operations, with net proceeds from equity or debt issuances, with the Company's Revolving Credit Facility, or from asset sales.

Asset Dispositions
During the second quarter of 2026, the Company sold a property, received net proceeds of approximately $0.4 million, and recorded a $46,000 gain on sale. During the first quarter of 2026, the Company sold a property, received net proceeds of approximately $5.2 million, and recorded a $46,000 loss on sale. During the first quarter of 2026, the Company also received net cash proceeds of approximately $0.7 million for a property disposed of during the fourth quarter of 2025. The net proceeds were used to repay outstanding balances on the Company's Revolving Credit Facility.

Leased Square Footage
As of June 30, 2026, our real estate portfolio was approximately 89.8% leased. During the first six months of 2026, we had expiring or terminated leases related to approximately 388,000 square feet, and we leased or renewed leases relating to approximately 342,000 square feet.

Purchase Option Provisions
Certain of the Company's leases provide the lessee with a purchase option or a right of first refusal to purchase the leased property. The purchase option provisions generally allow the lessee to purchase the leased property at fair value or at an amount greater than the Company's gross investment in the leased property at the time of the purchase. At June 30, 2026, the Company had an aggregate gross investment of approximately $38.2 million in 11 real estate properties with purchase options outstanding at June 30, 2026 that had not been exercised.

Interest Expense
On March 29, 2026, the Company's interest rate swaps that had fixed the interest rate at a weighted average rate of approximately 3.8% on $75.0 million of its Revolving Credit Facility balance matured. The Company has not replaced these interest rate swaps, so interest on the $75.0 million is now under the Revolving Credit Facility floating rate. The floating rate for the Revolving Credit Facility at June 30, 2026 was approximately 5.3%. See Note 5 – Debt, net for more details on the Company's debt.

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

Results of Operations
The Company's results of operations for the three and six months ended June 30, 2026 compared to the same period in 2025 were impacted by real estate acquisitions and dispositions, and interest expense, as well as other items discussed in more detail below.

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Revenues
Rental income increased approximately $0.8 million, or 2.8%, for the three months ended June 30, 2026 compared to the same period in 2025 due mainly to the following:

•Acquisitions of properties during 2025 and 2026 resulted in an increase in rental income of approximately $2.3 million in 2026 compared to 2025; offset partially by

•A decrease in rental income of approximately $0.3 million and non-cash straight line rent of approximately $0.6 million related to a tenant placed on cash basis during the three months ended June 30, 2026; and

•Dispositions of properties during 2025 and 2026 resulted in a decrease in rental income of approximately $0.7 million in 2026 compared to 2025;

•The remaining $0.1 million net increase resulted from various other items, including leasing activities.

Other operating interest increased approximately $1.3 million for the three months ended June 30, 2026 compared to the same period in 2025 due mainly to the following:

•During the three months ended June 30, 2025, the Company reversed interest receivables due from a geriatric behavioral hospital tenant totaling approximately $1.6 million, net of cash collections; offset partially by

•Interest income recognized during the three months of June 30, 2025 totaling approximately $0.2 million related to a loan that was repaid in June 2025.

Expenses
Property operating expenses increased approximately $0.3 million, or 5.0%, for the three months ended June 30, 2026 compared to the same period in 2025 due mainly to the following:

•Leasing commission amortization increased approximately $0.2 million; and

•Repairs and maintenance expenses increased approximately $0.1 million.

General and administrative expenses decreased approximately $5.7 million, or 53.7%, for the three months ended June 30, 2026 compared to the same period in 2025 due mainly to:

•During the second quarter of 2025, upon termination of a former executive officer, in accordance with the terms of his employment agreement, the Company accelerated the unamortized remaining balance of deferred compensation and recognized approximately $4.6 million of non-cash amortization expense. Additionally, the Company recognized approximately $1.3 million of severance and transition-related expenses; offset partially by

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
•Non-cash amortization of other stock-based compensation increased approximately $0.2 million for the three months ended June 30, 2026 compared to the same period in 2025.

•Depreciation and amortization expense decreased by approximately $0.1 million, or 1.3%, for the three months ended June 30, 2026 compared to the same period in 2025 impacted by the following:

•Fully amortized real estate lease intangibles which generally have a shorter depreciable life than a building resulted in a decrease of approximately $0.7 million;

•Depreciation and amortization on real estate sold during 2026 and 2025 resulted in a decrease of approximately $0.1 million; offset partially by

•Depreciation and amortization on real estate acquired during 2026 and 2025 resulted in an increase of approximately $0.4 million; and

•Depreciation on tenant and other capital improvements resulted in an increase of approximately $0.3 million.

Gains on sale, net of loss and impairment of real estate assets
Gains on sale, net of loss and impairment of real estate assets decreased by approximately $0.6 million for the three months ended June 30, 2026 compared to the same period in 2025. This decrease was due mainly to the following:

•During the three months ended June 30, 2025, the Company amended an expired lease with a tenant which converted it from an operating lease to a sales-type lease. The Company recognized a gain on sale of the real estate totaling approximately $1.3 million. Also during the three months ended June 30, 2025, the Company sold a property and recognized a gain on the sale of approximately $0.2 million. Further, during the three months ended June 30, 2025, the Company recorded an impairment on a property classified as held for sale at the lower of the net book value and fair value less estimated cost to sell of approximately $0.9 million, based on a contract to sell the property.

Interest expense
Interest expense increased approximately $0.8 million, or 12.7%, for the three months ended June 30, 2026 compared to the same period in 2025 due mainly to an increase in the weighted average balance on the Revolving Credit Facility and the maturity of two interest rate swaps on $75 million of the Revolving Credit Facility in March 2026, which were not replaced.

Credit loss reserve
A credit loss reserve totaling $8.7 million was recorded during the three months ended June 30, 2025 related to notes receivable with a geriatric inpatient behavioral hospital tenant, fully reserving these notes in 2025. See Note 10 – Other Assets, net for more details on these notes and the credit loss reserve.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Revenues
Rental income increased approximately $2.4 million, or 4.0%, for the six months ended June 30, 2026 compared to the same period in 2025 due mainly to the following:

•Acquisitions of properties during 2025 and 2026 resulted in an increase in rental income of approximately $4.5 million in 2026 compared to 2025; offset partially by

•A decrease in rental income of approximately $0.3 million and non-cash straight line rent of approximately $0.6 million related to a tenant placed on cash basis during the six months ended June 30, 2026;

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
•Dispositions of properties sold during 2025 and 2026 resulted in a decrease in rental income of approximately $1.4 million; and

•The remaining $0.2 million net increase resulted from various other items, including leasing activities.

Other operating interest increased $1.2 million for the six months ended June 30, 2026 compared to the same period in 2025 due mainly to the following:

•During the six months ended June 30, 2025, the Company reversed interest receivables due from geriatric behavioral hospital tenant totaling approximately $1.5 million, net of cash collections; offset partially by

•Interest income recognized during the six months ended June 30, 2025 totaling approximately $0.3 million related to a loan that was repaid in June 2025.

Expenses
Property operating expenses increased approximately $0.6 million, or 4.7%, for the six months ended June 30, 2026 compared to the same period in 2025, due mainly to:

•Property operating expenses increased approximately $0.2 million due to leasing commission amortization, $0.2 million due to real estate taxes, $0.1 million due to utilities, $0.1 million due to repairs and maintenance costs, $0.1 million due to HOA/condo fees and $0.1 million due to landscaping costs (including snow plow); offset partially by

•A reduction of approximately $0.2 million in expenses due to properties sold during 2025 and 2026.

General and administrative expenses decreased approximately $5.7 million, or 36.2%, for the six months ended June 30, 2026 compared to the same period in 2025 due mainly to:

•During the second quarter of 2025, upon termination of a former executive officer, in accordance with the terms of his employment agreement, the Company accelerated the unamortized remaining balance of deferred compensation and recognized approximately $4.6 million of non-cash amortization expense. Additionally, the Company recognized approximately $1.3 million of severance and transition-related expenses; offset partially by

•Non-cash amortization of other stock-based compensation increased approximately $0.2 million for the six months ended June 30, 2026 compared to the same period in 2025.

Depreciation and amortization expense decreased approximately $0.4 million, or 2.0%, for the six months ended June 30, 2026 compared to the same period in 2025. This decrease was comprised mainly of the following:

•Acquisitions of real estate in 2025 and 2026 resulted in an increase of approximately $0.8 million;

•Tenant improvements and other capital expenditures resulted in an increase of approximately $0.5 million; partially offset by

•Fully amortized real estate lease intangibles which generally have a shorter depreciable life than a building resulted in a decrease of approximately $1.4 million; and

•Properties that were sold during 2025 and 2026 resulted in a decrease of approximately $0.3 million.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Gains on sale, net of loss and impairment of real estate assets
Gains on sale, net of loss and impairment of real estate assets decreased by approximately $0.6 million for the six months ended June 30, 2026 compared to the same period in 2025. This decrease was due mainly to the following:

•During the three months ended June 30, 2025, the Company amended an expired lease with a tenant which converted it from an operating lease to a sales-type lease. The Company recognized a gain on sale of the real estate totaling approximately $1.3 million. Also during the three months ended June 30, 2025, the Company sold a property and recognized a gain on the sale of approximately $0.2 million. Further, during the three months ended June 30, 2025, the Company recorded an impairment on a property classified as held for sale at the lower of the net book value and fair value less estimated cost to sell of approximately $0.9 million, based on a contract to sell the property.

Credit loss reserve
A credit loss reserve totaling $8.7 million was recorded during the six months ended June 30, 2025 related to notes receivable with a geriatric inpatient behavioral hospital tenant, fully reserving these notes in 2025. See Note 10 – Other Assets, net for more details on these notes and the credit loss reserve.

Interest expense
Interest expense increased approximately $1.3 million, or 9.9%, for the six months ended June 30, 2026 compared to the same period in 2025 due mainly to an increase in the weighted average balance on the Revolving Credit Facility and the maturity of two interest rate swaps on $75 million of the Revolving Credit Facility in March 2026, which were not replaced.

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

Management believes that net income, as defined by GAAP, is the most appropriate earnings measurement. However, management believes FFO, AFFO, FFO per share and AFFO per share provide an understanding of the operating performance of the Company’s properties without giving effect to certain significant non-cash items, primarily depreciation and amortization expense. Historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time. However, real estate values instead have historically risen or fallen with market conditions. The Company believes that by excluding the effect of depreciation, amortization, impairments and gains or losses from sales of real estate, losses and impairment of incidental assets, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO, AFFO, FFO per share and AFFO per share can facilitate comparisons of operating performance between periods. The table below reconciles net income (loss) to FFO and AFFO for the three and six months ended June 30, 2026 compared to the same period in 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Net income (loss)	$2,364	$(12,557)	$4,912	$(10,966)
Real estate depreciation and amortization	10,900	10,861	21,705	21,938
Net gain, net of impairment, on sale of real estate assets	(46)	(640)	—	(640)
Credit loss reserve (1)	—	8,672	—	8,672
FFO	13,218	6,336	26,617	19,004
Straight-line rent	(591)	(1,184)	(1,351)	(1,823)
Stock-based compensation	2,778	2,531	5,489	5,241
Accelerated amortization of deferred compensation (2)	—	4,591	—	4,591
Severance and transition related expenses (2)	—	1,311	—	1,311
AFFO	$15,405	$13,585	$30,755	$28,324
FFO per diluted common share(1)(2)(3)	$0.48	$0.23	$0.96	$0.70
AFFO per diluted common share(1)(2)(3)	$0.56	$0.50	$1.11	$1.05
Weighted average common shares outstanding - diluted (4)	27,752	27,011	27,699	27,083
___________________
(1) During the three and six months ended June 30, 2025, the Company recorded a credit loss reserve on its notes related to a geriatric behavioral hospital tenant totaling approximately $8.7 million. Because these notes are incidental to the Company's main business, the Company added back these reserves in its calculations of FFO and AFFO.
(2) During the three and six months ended June 30, 2025, the Company recorded severance and transition-related charges totaling approximately $5.9 million, including non-cash accelerated amortization of stock-based compensation of approximately $4.6 million, which in total reduced FFO per diluted common share by approximately $0.22 for the three and six months ended June 30, 2025.
(3) During the three and six months ended June 30, 2025, the Company reversed interest related to a geriatric behavioral hospital tenant totaling approximately $1.7 million, resulting in a reduction of FFO and AFFO per diluted share of approximately $0.06.
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

The table below reconciles net income (loss) to NOI for the three and six months ended June 30, 2026 compared to the same period in 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Net income (loss)(1)	$2,364	$(12,557)	$4,912	$(10,966)
General and administrative	4,890	4,657	9,998	9,757
Severance and transition-related compensation (2)	—	5,902	—	5,902
Depreciation and amortization	10,738	10,879	21,395	21,822
Net gain, net of impairment, on sale of real estate assets	(46)	(640)	—	(640)
Credit loss reserve (3)	—	8,672	—	8,672
Interest expense	7,428	6,592	14,227	12,944
Deferred income tax benefit	(12)	—	(12)	—
Interest and other income, net	(3)	(5)	(6)	(8)
NOI	$25,359	$23,500	$50,514	$47,483
______________
(1) During the three and six months ended June 30, 2025, the Company reversed interest totaling approximately $1.7 million relating to a geriatric behavioral hospital tenant.
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

The table below reconciles net income (loss) to EBITDAre and Adjusted EBITDAre for the three and six months ended June 30, 2026 compared to the same period in 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Net income (loss)(1)(2)	$2,364	$(12,557)	$4,912	$(10,966)
Interest expense	7,428	6,592	14,227	12,944
Depreciation and amortization	10,738	10,879	21,395	21,822
Deferred income tax benefit	(12)	—	(12)	—
Net gain, net of impairment, on sale of real estate assets	(46)	(640)	—	(640)
EBITDAre	$20,472	$4,274	$40,522	$23,160
Non-cash stock-based compensation expense	2,778	2,531	5,489	5,241
Accelerated amortization of deferred compensation	—	4,591	—	4,591
Credit loss reserve	—	8,672	—	8,672
Adjusted EBITDAre	$23,250	$20,068	$46,011	$41,664

_____________
(1) During the three and six months ended June 30, 2025, the Company reversed interest totaling approximately $1.7 million for a geriatric behavioral hospital tenant.
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

Operating Activities
Cash flows provided by operating activities for the six months ended June 30, 2026 and 2025 were approximately $31.3 million and $28.2 million, respectively. Cash flows provided by operating activities were generally provided by contractual rents, net of property operating expenses not reimbursed by the tenants, general and administrative expenses, and interest expense paid on our Credit Facility.

Investing Activities
Cash flows used in investing activities for the six months ended June 30, 2026 and 2025 were approximately $31.1 million and $13.0 million, respectively. During the six months ended June 30, 2026, the Company acquired one property for cash consideration of approximately $28.5 million, received cash consideration totaling approximately $6.3 million on dispositions, received payments on its notes totaling $0.3 million and funded capital expenditures and tenant improvements on its existing portfolio totaling approximately $9.2 million.

During the six months ended June 30, 2025, the Company invested in one property for cash consideration of approximately $9.7 million, received cash consideration totaling approximately $0.6 million on dispositions, received payments on its notes receivable totaling $5.0 million and funded capital expenditures and tenant improvements on its existing portfolio totaling approximately $8.9 million.

Financing Activities
Cash flows used in financing activities for the six months ended June 30, 2026 and 2025 were approximately $0.8 million and $14.7 million, respectively. During the six months ended June 30, 2026, the Company borrowed $27.0 million under its Revolving Credit Facility and paid dividends totaling approximately $27.4 million. Also, upon the vesting of stock-based awards for certain employees, the Company withheld shares and paid taxes totaling approximately $0.4 million on behalf of employees.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
During the six months ended June 30, 2025, the Company borrowed a net amount of $14.0 million under its Revolving Credit Facility and paid dividends totaling approximately $26.6 million. Also, upon the vesting of stock-based awards for certain employees, the Company withheld shares and paid taxes totaling approximately $1.7 million on behalf of employees.

Acquisition Pipeline
The Company has four properties under definitive purchase agreements, to be acquired after completion and occupancy, for an aggregate expected purchase price of approximately $99.0 million. The Company anticipates closing on one of these properties in the third quarter of 2026 and another in the fourth quarter of 2026 and the remaining two properties in 2027; however, the Company cannot provide assurance as to the timing of when, or whether, these transactions will actually close. The Company expects to fund these acquisitions with cash from operations, with net proceeds from equity or debt issuances, with the Company's Revolving Credit Facility, or from asset sales.

Tenant Improvements and Capital Improvements
Subject to Company approval, we may fund or reimburse tenants for tenant improvements, which are allowed for in certain leases, of up to approximately $30.0 million as of June 30, 2026. At June 30, 2026, $4.2 million of this commitment relates primarily to three redevelopment projects on buildings with tenants backed by long-term leases.

The Company has also entered into contracts regarding certain capital expenditures with remaining commitments totaling approximately $4.2 million as of June 30, 2026. At June 30, 2026, $2.2 million of this commitment relates primarily to three redevelopment projects of buildings into different healthcare uses backed by long-term leases.

The Company expects to fund these expenditures with cash from operations, with net proceeds from equity or debt issuances, from our Credit Facility, or from asset sales.

Credit Facility
At June 30, 2026, the Company had $285.0 million outstanding on its Revolving Credit Facility with a maturity on October 16, 2029. In addition, the Company has $275.0 million outstanding in Term Loans with expirations beginning in 2028 through 2030. The Company has entered into interest rate swaps to fix the interest rates on $275.0 million of the Term Loans, with maturities matching the maturity dates of the notes. See Note 5 – Debt, net to the Condensed Consolidated Financial Statements which provide more details on the Company's Credit Facility. At June 30, 2026, the Company had borrowing capacity remaining under the Revolving Credit Facility of approximately $115.0 million.

The Company’s ability to borrow under the Credit Facility is subject to its ongoing compliance with a number of customary affirmative and negative covenants, including limitations with respect to liens, indebtedness, distributions, mergers, consolidations, investments, restricted payments and asset sales, as well as financial maintenance covenants. The Company was in compliance with its financial covenants under its Credit Facility as of June 30, 2026.

Ground Leases
At June 30, 2026, the Company was obligated, as the lessee, under four non-prepaid ground leases accounted for as operating leases with expiration dates, including renewal options, through 2076, and two non-prepaid ground leases accounted for as financing leases with expiration dates through 2109, including renewal options. Any rental increases related to the Company's ground leases are generally either stated or based on the Consumer Price Index. At June 30, 2026, the Company's aggregate obligation under these ground leases was approximately $8.4 million, of which $0.1 million is due during the remainder of 2026 and $0.2 million is due in 2027. See Note 3 – Real Estate Leases to the Condensed Consolidated Financial Statements.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Notes Receivable
The Company has a note with a tenant with unfunded commitments remaining totaling $5.8 million at June 30, 2026. Any future requests for borrowings under the revolving credit facility from this tenant, however, would require review and approval by the Company's management. See Note 10 – Other Assets, net to the Condensed Consolidated Financial Statements.

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

ATM Program
Under the ATM Program, the Company may issue and sell shares of its common stock, having an aggregate gross sales price of up to $300.0 million, exclusive of shares of common stock sold under its prior agreements with our Agents. The shares of common stock may be sold from time to time through or to one or more of the Agents, as may be determined by the Company in its sole discretion, subject to the terms and conditions of the third amended and restated sales agency agreement and applicable law. In addition, the Company may enter into one or more forward sales agreements under the ATM Program. As of June 30, 2026, the Company had $300.0 million remaining that may be issued under the ATM Program.

Security Deposits
As of June 30, 2026, the Company held approximately $2.6 million in security deposits for the benefit of the Company in the event the obligated tenant fails to perform under the terms of its respective lease. Generally, the Company may, at its discretion and upon notification to the tenant, draw upon the security deposits if there are any defaults under the leases.

Dividends
The Company is required to pay dividends to its stockholders at least equal to 90% of its taxable income in order to maintain its qualification as a REIT.

On August 4, 2026, the Company’s Board of Directors declared a quarterly common stock dividend in the amount of $0.33 per share. The dividend is payable on August 31, 2026 to stockholders of record on August 19, 2026. This rate equates to an annualized dividend of $1.32 per share.

The ability of the Company to pay dividends is dependent upon its ability to generate cash flows and to make accretive new investments.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We may use certain derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We will not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based on a notional amount of principal. Under the most common form of interest rate swap, known from our perspective as a floating-to-fixed interest rate swap, a series of floating, or variable, rate payments on a notional amount of principal is exchanged for a series of fixed interest rate payments on such notional amount. During the six months ended June 30, 2026, there were no material changes in the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, other than the expiration of the $75.0 million of interest rate swaps in the first quarter of 2026 as discussed in Note 5 – Debt, net to the Condensed Consolidated Financial Statements.

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

Changes In Internal Control Over Financial Reporting
There were no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2026, the Company canceled shares of the Company's common stock to satisfy employee tax withholding obligations upon the vesting of stock-based awards, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares purchased as part of publicly announced plans or programs	Maximum Number of Shares that may yet be purchased under the plans or programs
April 1 - April 30	—	$—	—	—
May 1 - May 31	—	$—	—	—
June 1 - June 30	5,621	$17.83	—	—
Total	5,621

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

Rule 10b5-1

During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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
Date: August 4, 2026

COMMUNITY HEALTHCARE TRUST INCORPORATED

By:	/s/ David H. Dupuy
David H. Dupuy
Chief Executive Officer and President

By:	/s/ William G. Monroe IV
William G. Monroe IV
Executive Vice President and Chief Financial Officer